Form 10-Q
period 2013-09-30
CymaBay Therapeutics, Inc.
filed 2013-11-25
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 000-55021

CymaBay Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3103561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3876 Bay Center Place Hayward, CA	94545
(Address of principal executive offices)	(Zip Code)

(650) 624-1100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2013, there were 9,455,064 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CYMABAY THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	unaudited
Assets
Current assets:
Cash and cash equivalents	$32,080	$7,726
Contract receivables	—	108
Accrued interest receivable	—	9
Prepaid expenses	33	147

Total current assets	32,113	7,990
Property and equipment, net	9	84
Other assets	42	42

Total assets	$32,164	$8,116

Liabilities and redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,039	$657
Accrued liabilities	1,204	894
Convertible notes	—	13,737
Accrued interest payable	—	2,566

Total current liabilities	$2,243	17,854
Convertible notes	4,374	—
Long term warrant liability	5,310	—
Deferred rent	131	132

Total Liabilities	12,058	17,986
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value: 55,258,608 shares authorized; 0 and 624,426 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively; aggregate liquidation preference of $256,750 as of December 31, 2012	—	318,697
Stockholders’ deficit:
Common stock, $0.0001 par value: 100,000,000 shares authorized; 8,790,764 and 5,792 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1	—
Additional paid-in capital	365,033	913
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(344,928)	(329,480)

Total stockholders’ equity (deficit)	20,106	(328,567)

Total liabilities and redeemable convertible preferred stock and stockholders’ equity (deficit)	$32,164	$8,116

See Accompanying Notes.

CYMABAY THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contract revenue	$—	$2,913	$—	$3,037
Operating expenses:
Research and development	703	2,282	3,162	7,560
General and administrative	683	925	2,780	3,343

Total operating expenses	1,386	3,207	5,942	10,903

Loss from operations	(1,386)	(294)	(5,942)	(7,866)
Other income (expense):
Interest income	0	3	1	20
Interest expense	(219)	(220)	(640)	(620)
Other income, net	298	0	422	1

Net loss	(1,307)	(511)	(6,159)	(8,465)
Accretion to redemption value of redeemable convertible preferred stock	(3,036)	(3,178)	(9,289)	(9,465)

Net loss attributable to stockholders	$(4,343)	$(3,690)	$(15,448)	$(17,930)
Other comprehensive loss/income:
Unrealized losses on marketable securities	—	(2)	—	(2)

Other comprehensive loss	—	(2)	—	(2)

Comprehensive loss	$(4,343)	$(3,692)	$(15,448)	$(17,932)

Basic net loss per common share	$422.95	$(637.05)	$(433.33)	$(3,098.31)

Weighted average common shares outstanding used to calculate basic net loss per common share	101,358	5,792	38,027	5,781
Diluted net loss per common share	$(1.79)	$(637.50)	$(8.94)	$(3,098.31)
Weighted average common shares outstanding used to calculate diluted net loss per common share	731,970	5,792	688,825	5,787

See Accompanying Notes.

CYMABAY THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(6,159)	$(8,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	91
Amortization of notes payable conversion option	10	—
Non-employee stock-based compensation expense	—	1
Employee and director stock-based compensation expense	49	62
Non-cash interest associated with discount accretion	—	45
Gain on sale of property and equipment	(425)	—
Changes in assets and liabilities:
Contract receivables	108	(2,941)
Accrued interest receivable	9	69
Prepaid expenses	114	(12)
Other assets	—	51
Accounts payable	382	(696)
Accrued liabilities	310	353
Accrued interest payable	632	575
Deferred rent	(1)	(59)
Deferred revenue	—	13

Net cash used in operating activities	(4,921)	(10,913)
Investing activities
Proceeds from sale of property and equipment	450	—
Purchases of marketable securities	—	(2,882)
Proceeds from maturities of marketable securities	—	13,892

Net cash provided by investing activities	450	11,010
Financing activities
Proceeds from facility loan	4,853	—
Proceeds from issuance of commons stock and warrants, net of issuance costs	23,975	—
Repurchase of preferred stock	(3)	—
Principal payments on equipment loans	—	(12)

Net cash provided by (used in) financing activities	28,825	(12)

Net increase in cash and cash equivalents	24,354	85
Cash and cash equivalents at beginning of year	7,726	8,021

Cash and cash equivalents at end of year	$32,080	$8,106

Supplemental disclosure of cash flow information
Issuance of common stock warrants-lenders	$479	—
Issuance of common stock warrants-common stock	$4,831	—
Conversion of preferred shares into common stock	$323,155	—
Issuance of common stock for debt extinguishment	$16,945	—

See Accompanying Notes.

CymaBay Therapeutics, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Description of Business

CymaBay Therapeutics Inc., formerly Metabolex, Inc., is focused on developing therapies to treat metabolic diseases. Arhalofenate, our lead product candidate, is being developed for the treatment of gout. Arhalofenate has demonstrated two therapeutic actions: the prevention of painful attacks of gout in joints (flares) and the lowering of serum uric acid (sUA) by promoting excretion of uric acid by the kidney. In addition, arhalofenate provides physicians with what they identified in a recent survey (TreatmentTrends®: Gout U.S. August 2011) as the most important attributes when selecting a gout therapy: no serious safety issues, well tolerated, minimize frequency of flares and use in patients with a broad range of comorbidities, (other diseases that individual patients have in addition to gout). The Company was incorporated in Delaware in October 1988 as Transtech.

CymaBay has completed three Phase 2 studies of arhalofenate in gout patients in which it demonstrated a consistent pattern of reduction of flare incidence and duration and lowering of serum uric acid (sUA). Arhalofenate has established a safety profile in toxicology studies in animals and in clinical studies involving nearly 1,000 patients exposed to arhalofenate. One additional Phase 2b clinical study of 12 weeks duration is planned to confirm the safety and efficacy of a higher dose prior to initiating Phase 3 studies. Due to its safety profile and ability to both reduce flares and lower sUA, we believe that arhalofenate has a differentiated profile that is attractive for use in a large population, with significant advantages over marketed and emerging agents which have limitations in their efficacy, tolerability, and use in patients with common comorbidities. CymaBay is poised to follow arhalofenate with two additional clinical stage product candidates, one in diabetes and one that has potential utility in high unmet need (no existing or limited therapies) and/or orphan diseases (rare diseases).

The Company has incurred net losses from operations since its inception and has an accumulated deficit of $344.9 million and $329.5 million at September 30, 2013, and December 31, 2012, respectively. The Company recorded net loss of $6.2 million for the nine months ended September 30, 2013. The Company also recorded negative cash flows from operating activities during the nine months ended September 30, 2013 of $4.9 million. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any product sales. Management expects operating losses to continue for the next several years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products. As of September 30, 2013, and December 31, 2012, the Company had cash and cash equivalents of $32.1 million and $7.7 million and a working capital surplus (deficit) of $29.9 million and ($9.9) million, respectively.

On September 30, 2013, the Company sold shares of its common stock and warrants to purchase shares of its common stock in a private placement for aggregate gross proceeds of $26.8 million, and raised an additional $5.0 million in venture debt financing pursuant to a $10.0 million loan agreement which the Company entered into simultaneously with the private placement on September 30, 2013, resulting in aggregate net proceeds to the Company of $28.9 million after deducting placement agent fees and estimated offering expenses. At the same time the Company issued shares of its common stock in cancellation of approximately $16.9 million of debt owed to the holder of that debt. On October 31, 2013, the Company sold additional shares of its common stock and warrants to purchase shares of its common stock, which sales are also part of the private placement, for aggregate net proceeds of $2.9 million after deducting placement agent fees and estimated offering expenses. The private placement, the venture debt financing and the issuance of common stock in cancellation of the $16.9 million of debt is referred to as the 2013 financing. After giving effect to the 2013 financing, the Company believes that its existing cash will allow the Company to continue operation through the third quarter of 2015.

Further, on November 22, 2013, Company entered into an agreement with investors to purchase shares of its common stock and warrants to purchase shares of its common stock as part of the 2013 financing for aggregate gross proceeds of $3.0 million, which sales will occur shortly after the listing of the Company’s common stock on the over-the-counter market.

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive income (loss) and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2012, which is contained in the Company’s filing on Form 10 Amendment No. 4 on November 22, 2013. The results for the three and nine months ended September 30, 2013, are not necessarily indicative of results to be expected for the year ending December 31, 2013, or for any other interim period or for any future year.

Basis of Presentation and Use of Estimates

The financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates. The Company believes significant judgment is involved in determining revenue recognition and in estimating stock-based compensation, accrued liabilities, and equity and liability instrument valuations.

Reverse Stock Split

On September 30, 2013, the Company filed an amended and restated certificates of incorporation under which the Company’s preferred stock and common stock was reverse split on a 1-for-79.5 basis. The accompanying financial statements and notes to the financial statements, give retroactive effect to the reverse split for all periods presented.

Concentration of Credit Risk

Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the balance sheet. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term marketable securities, accounts payable, accrued expenses, warrant liabilities and convertible notes. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amounts of cash and cash equivalents, and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. The carrying amount of the warrant liabilities represents their fair values.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and maximizes the use of unobservable inputs and is as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3—Inputs that are unobservable for the asset or liability.

The carrying amounts of financial instruments such as cash and cash equivalents, short-term marketable securities, accounts payable, convertible notes, and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. Marketable securities consist of available-for-sale securities that are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit). The Company values cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs and, as such, classifies cash equivalents and marketable securities within Level 1 or Level 2. As of September 30, 2013, the Company also held a Level 3 liability associated with warrants, issued in connection with the Company’s equity offering, completed in September 2013. The warrants are considered a liability and are valued using an option-pricing model, the inputs for which include exercise price of the warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the warrants. Changes to any of the inputs can have a significant impact to the estimated fair value of the warrants.

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, and demand money market accounts. The Company invests excess cash in marketable securities with high credit ratings. These securities consist primarily of U.S. Treasury or agency obligations and corporate debt and are classified as “available-for-sale.” Management may liquidate any of these investments in order to meet the Company’s liquidity needs in the next year. Accordingly, any investments with contractual maturities greater than one year from the balance sheet date are classified as short-term in the balance sheet.

Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income or expense in the statements of operations. Unrealized holding gains and losses are reported in accumulated other comprehensive income (loss), in the balance sheet. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the useful lives or the non-cancelable term of the related lease. Maintenance and repair costs are charged as expense in the statements of operations and comprehensive income (loss) as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized if the estimated undiscounted future cash flow expected to result from the use and eventual disposition of an asset is less than the carrying amount. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets. Accordingly, the Company has not recognized any impairment losses as of September 30, 2013, and December 31, 2012.

Deferred Rent

The Company records its costs under facility operating lease agreements as rent expense. Rent expense is recognized on a straight-line basis over the non-cancelable term of the operating lease. The difference between the actual amounts paid and amounts recorded as rent expense is recorded to deferred rent in the balance sheet.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectability is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned. All revenue recognized to date under the collaboration agreements has been nonrefundable.

All contract revenue was from one strategic partner for the nine months ended September 30, 2012. There was no contract revenue for the nine months ended September 30, 2013.

Multiple Element Arrangements

The Company evaluates revenue from agreements that have multiple elements to determine whether the components of the arrangement represent separate units of accounting. Management considers whether components of an arrangement represent separate units of accounting based upon whether certain criteria are met, including whether the delivered element has stand-alone value to the customer. To date, all of the Company’s collaboration agreements have been assessed to have one unit of accounting. Up-front and license fees received for a combined unit of accounting have been deferred and recognized ratably over the projected performance period. Non-refundable fees where the Company has no continuing performance obligations have been recognized as revenue when collection is reasonably assured and all other revenue recognition criteria have been met.

Milestones and Contingent Payments

Contingent consideration received from the achievement of a substantive milestone will be recognized in its entirety in the period in which the milestone is achieved. A milestone is defined as an event having all of the following characteristics: (i) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, (ii) the event can only be achieved based in whole or in part on either the Company’s performance or a specific outcome resulting from the Company’s performance and (iii) if achieved, the event would result in additional payments being due to the Company.

The Company’s future research and development and license agreements may provide for success fees or payments to be paid to the Company upon the achievement of certain development milestones. Given the challenges inherent in developing biologic products, there may be substantial uncertainty as to whether any such milestones would be achieved at the time the agreements are executed. In addition, the Company will evaluate whether the development milestones meet all of the conditions to be considered substantive. The conditions include: (1) the consideration is commensurate with either of the following: (a) the Company’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (2) the consideration relates solely to past performance; and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. If the Company considers the development milestones to be substantive, revenue related to such future milestone payments will be recognized as the Company achieves each milestone.

Research and Development Funding

Internal and external research and development costs reimbursed in connection with research and development funding or collaboration agreements are recognized as revenue in the same period as the costs are incurred, and are presented on a gross basis because the Company acts as a principal, has the discretion to choose suppliers, bears credit risk, and performs part of the services.

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing, and testing product candidates. These expenses consist primarily of costs for research and development personnel, including: related stock-based compensation; contract research organizations and other third parties that assist in managing, monitoring, and analyzing clinical trials; investigator and site fees; laboratory services; consultants; contract manufacturing services; non-clinical studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred, including expenses that may or may not be reimbursed under research and development funding arrangements. Research and development expenses under collaboration agreements approximate the revenue recognized under such agreements.

The expenses related to clinical trials are based upon estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical trials on behalf of the Company. Expenses related to clinical trials are accrued based upon the level of activity incurred under each contract as indicated by such factors as progress made against specified milestones or targets in each period, patient enrollment levels, and other trial activities. Payments made to third parties under these clinical trial arrangements in advance of the receipt of the related services are recorded as prepaid assets, depending on the terms of the agreement, until the services are rendered.

Stock-Based Compensation

Employee and director stock-based compensation is measured at the grant date, based on the fair-value based measurements of the stock awards, and the portion that is ultimately expected to vest is recognized as an expense over the related vesting periods, net of estimated forfeitures. The Company calculates the fair-value based measurements of options using the Black-Scholes valuation model and the single-option approach and recognizes expense using the straight-line attribution method.

Equity awards granted to non-employees have been accounted for using the Black-Scholes valuation model to determine the fair value-based measurements of such instruments. The fair value-based measurements of options and warrants granted to non-employees are re-measured over the related vesting period and amortized to expense as earned.

Warrant Liabilities

Warrants issued to common stock holders and lenders by the Company in conjunction with the 2013 financing were classified as liabilities in the accompanying balance sheets, as the terms for redemption of the underlying security were outside the Company’s control. The warrants were recorded at fair value using either the Black-Scholes option pricing model, probability weighted expected return model or a binomial model, depending on the characteristics of the warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed statements of operations and comprehensive income (loss).

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that all or part of a deferred tax asset will not be realized.

The Company follows the accounting guidance for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute criteria for the financial recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination based on the technical merits of the position. Due to the Company’s ongoing operating losses since inception, the Company has not recorded reserves for uncertain tax positions as of September 30, 2013, and December 31, 2012.

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. The Company records interest related to income taxes, if any, as interest, and any penalties would be recorded as other expense in the statements of comprehensive income (loss). There was no interest or penalties related to income taxes recorded during the three and the nine months period ended September 30, 2013.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and net unrealized gains and losses on marketable securities, which are presented in a single continuous statement. Comprehensive income (loss) is disclosed in the statements of redeemable convertible preferred stock and stockholders’ deficit, and is stated net of related tax effects, if any.

Net Income (Loss) Per Common Share

Basic net income (loss) per share of common stock is based on the weighted average number of shares of common stock outstanding equivalents during the period. Prior to the 2013 financing, in addition to common stock, the Company had preferred stock outstanding that contractually entitled the holder to participate in dividends and earnings of the Company. Accordingly, the Company applied the two-class method for calculating net income (loss) per share. Under this method, all undistributed earnings are allocated first to the preferred stockholders based on their contractual right to dividends. This right is calculated on a pro rated basis for the portion of the period the preferred shares were outstanding. In addition, in connection with the 2013 financing, during the three and nine months ended September 30, 2013, the Company extinguished all outstanding preferred stock. The excess of the carrying amount of such preferred stock over the fair value of the consideration paid to the holders was treated as an adjustment that reduced preferred stockholders’ dividend or distribution entitlement. The amount of earnings that resulted from adjusting net loss for the period as described above was allocated between weighted average number of participating preferred and common stock shares based on their entitlement to such distributions as if all of the earnings of the period had been distributed.

Diluted net loss per share of common stock is calculated using the more dilutive of the two approaches: one, “as-converted” method, under which the weighted average number of common stock shares outstanding during the period is adjusted to include the assumed conversion of redeemable convertible preferred stock at the beginning of the period, and the other, the “two-class” method as described above. Under either approach, the weighted average number of shares outstanding is also adjusted to include the assumed exercises of stock options and warrants, if dilutive. For periods in which the Company has basic net loss per share of common stock, such as for the three and nine months ended September 30, 2012, diluted net loss per share is the same as basic, as any adjustments would have been anti-dilutive. For three and nine months ended September 30, 2013, the Company’s diluted net loss per common share was calculated using the “as-converted” method, as it resulted in a net loss per share of common stock and accordingly, was more dilutive than the “two-class” method.

In all periods presented, the Company’s outstanding stock options and warrants were excluded from the calculation of earnings (loss) per share because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Basic:
Numerator:
Net loss	$(511)	$(1,307)	$(8,465)	$(6,159)
Accretion to redemption value of redeemable convertible preferred stock	(3,178)	(3,036)	(9,465)	(9,289)
Reduction in redeemable convertible preferred stock distribution entitlement upon extinguishment	—	313,933	—	313,933
Amounts allocated to participating redeemable convertible preferred stock	—	(266,720)	—	(282,006)
Net income (loss) allocated to common stock—basic	$(3,690)	$42,870	$(17,930)	$16,478
Denominator:
Weighted average number of common stock shares outstanding	5,792	101,358	5,781	38,027
Net income (loss) per share—basic:	$(637.05)	$422.95	$(3,098.31)	$433.33
Diluted:
Numerator:
Net income (loss) allocated to common stock	$(3,690)	$42,870	$(17,930)	$16,478
Adjustments from assumed conversion of redeemable convertible preferred Stock	—	(44,177)	—	(22,637)
Net loss allocated to common stock—diluted	$(3,690)	(1,307)	$(17,930)	$(6,159)
Denominator:
Weighted average number of common stock shares outstanding	5,792	101,358	5,781	38,027
Weighted average number of preferred stock shares outstanding	—	630,612	—	650,798

Total common stock shares equivalents	5,792	731,970	5,781	688,825

Net loss per share—diluted:	$(637.05)	$(1.79)	$(3,098.31)	$(8.94)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share (in thousands):

	Three and Nine Months Ended September 30,
	2013	2012
	(unaudited)
Redeemable convertible preferred stock	—	661,059
Common stock options	89,609	107,279
Warrants for common stock	1,543,437	—

Recent Accounting Pronouncements

In February 2013, Accounting Standards Codification Topic 220, Comprehensive Income was amended to require companies to report, in one place, information about reclassifications out of accumulated other comprehensive income. Accordingly, a company can present this information on the face of the financial statements, if certain requirements are met, or the information must be presented in the notes to the financial statements. The Company adopted this guidance as of January 1, 2013, on a retrospective basis and the items reclassified out of accumulated other comprehensive income are not material for all periods presented.

3. Certain Balance Sheet Items

Property and equipment consists of the following (in thousands):

	September 30, (unaudited)	December 31,
	2013	2012
Laboratory equipment	$—	$3,778
Office and computer equipment	605	983
Purchased software	166	166
Furniture and fixtures	43	174
Leasehold improvements	2,534	2,534

Total	3,348	7,635
Less accumulated depreciation and amortization	(3,339)	(7,551)

Property and equipment, net	$9	$84

Property and equipment includes assets financed through equipment loans, which were fully paid in January 2012. In the third quarter of 2013, CymaBay sold or disposed of all of its machinery and equipment and a portion of its computers and furniture and fixtures which resulted in a gain on sale of assets of $0.4 million.

Accrued liabilities consist of the following (in thousands

	September 30, (unaudited)	December 31,
	2013	2012
Accrued compensation	$269	$291
Accrued pre-clinical and clinical trial expenses	199	304
Accrued professional fees	736	285
Other accruals	—	14

Total accrued liabilities	$1,204	$894

4. Warrants

In September 2013, in connection with a private placement of common stock and warrants, the Company issued five-year warrants to purchase 1,421,698 shares of CymaBay’s common stock at an exercise price of $5.75 per share. The Company also issued five-year warrants to purchase 121,739 shares of CymaBay’s common stock at an exercise price of $5.00 per share. These warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, the Company is required to account for the warrants issued in September 2013 as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants. At issuance date, the fair value of the total warrant liability was estimated to be $5.3 million using the Black-Scholes Model.

5. Collaboration Agreements

Sanofi-Aventis Deutschland GMBH

In 2013, there were no contract revenues, and in September 2012 the Company recognized a final payment from Sanofi-Aventis of $2.9 million as contract revenue.

Takeda San Francisco, Inc.

In March 2010, the Company entered into a research collaboration agreement with Takeda San Francisco, Inc. (TSF), a wholly owned subsidiary of Takeda Pharmaceutical Company Limited. The Company collaborated with TSF on the evaluation and validation of protein targets for the development of biological products. Approximately $0.1 million was recognized as specific research and development funding under this agreement in nine months ended September 30, 2012. Takeda terminated this agreement on March 16, 2013, with no further payments being made after its termination.

Pfizer, Inc.

In December 1998, the Company entered into a collaboration agreement in the area of insulin secretion target discovery with the Parke-Davis division of Warner-Lambert Company, since acquired by Pfizer Inc., to identify genes involved in diabetes and to develop therapeutic compounds from the research. The collaboration agreement provided for an initial five-year funded research term, which was subsequently extended an additional year until December 2004. The Company received payments for research and development costs for the funded research term and is entitled to receive payments for specified drug development achievements. If products resulting from the collaboration are eventually marketed and sold, the Company will also receive royalties on sales of such products. No amounts were received under this agreement in the three and nine months ended September 30, 2012 and 2013.

The Company was also eligible to receive contingent payments if certain development and commercial events were achieved as well as royalties on worldwide product sales, if any. No amounts were received under this agreement in the three and nine months ended September 30, 2012 and 2013.

6. License Agreements

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. Pursuant to the license agreement, all of the Company’s patents and patent applications related to MBX-102, its use, and production are jointly owned with DiaTex. DiaTex is entitled to up to $0.8 million for the future development of MBX-102, as well as royalty payments on any sales of products containing MBX-102. No development payments were made in the three and nine months ended September 30, 2012 and 2013, and no royalties have been paid to date.

7. Debt

On June 20, 2006 the Company entered into a equity and loan facility with the Johnson and Johnson Development Corporation (“JJDC”) pursuant to which the Company could drawn down up to an aggregate of $30 million in loans in the form of convertible preferred stock promissory notes. In March and September 2008, the Company issued notes in the aggregate amount of $3.5 million and $10.5 million, respectively. The notes were due on March 17 and September 17, 2011, including interest that accrued at 7.57% per annum. In December 2010, the aggregate principal amount and all accrued interest under the notes issued in March and September 2008 were converted into the Company’s Series E-3 convertible preferred stock (Series E-3 Preferred) at 232.93 per share.

In February and July 2009, the Company issued notes in the aggregate amount of $7.0 million and $6.7 million, respectively, which represented the remaining amount available to the Company, in accordance with the terms of the equity and loan facility with JJDC. The notes were due in February 2012 and July 2012, including interest that accrued at 4.42% per annum and 4.960% per annum, respectively. In January 2012, the Company amended the maturity dates of the outstanding $7.0 million and $6.7 million convertible promissory notes to extend the maturity date to March 1, 2013, and interest rates were increased to 4.919% and 5.46% per annum, respectively. In addition, the conversion price of the notes to convert into shares of the Company’s Series C-1 Preferred Stock was decreased from $438.84 per share to $292.56 per share. All of these notes were further amended in March 2013, to extend the maturity date on the notes to August 1, 2013, and to make the notes subordinate to repayment of the Company’s severance obligations to all employees until January 1, 2014. On July 31, 2013, the maturity date was extended to December 31, 2013. There are no financial covenants associated with the notes. For the three and nine months ended September 31, 2012 and 2013, the Company recognized $0.2 million and $0.6 million respectively, of interest expense related to the convertible promissory notes. On September 30, 2013, the outstanding principal and accrued interest of $16.9 million under the equity and loan facility with JJDC was extinguished in exchange for 624,944 shares of common stock as an integral part of the 2013 finance restructuring.

Facility Loan

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the 2013 financing. The loan is at a fixed interest rate of 8.75% payable twelve months interest only and thirty-six months amortization thereafter, with a final interest payment of $0.3 million at the end of the loan period. Until positive Phase 2b data is achieved, the Company must be in compliance with one of two financial covenants at all times: (1) maintain 1.3 times cash to outstanding debt or (2) maintain sufficient cash on hand to support eight months of operations based on a trailing average monthly cash burn. The first tranche loans under the term loan facility bear interest at a rate equal 8.75% per annum. Loans under the second tranche will bear interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum. We were also required to pay a facility fee of 1.00% on the term loan facility commitment.

At the time of the facility loan drawdown, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share. As a result of this a long term warrant liability of $0.5 million was recorded in the accompanying condensed balance sheet as of September 30, 2013.

8. Commitments and Contingencies

The Company leases office and laboratory space in a single building in Hayward, California. The facility lease, as amended on July 15, 2010, has a term of four years, unless terminated earlier by the Company, and expires on April 30, 2014. Rent expense was $0.4 million and $0.1 million for each of the nine and three months ended September 30, 2013.

Future minimum lease payments under this amended agreement are as follows (in thousands):

Lease Payments
Year ending December 31:
2013	$422
2014	115

Total future minimum payments	$537

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification, including indemnification associated with product liability or infringement of intellectual property rights. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company that may be, but have not yet been, made. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations, and no amounts have been accrued in the accompanying balance sheets related to these indemnification obligations.

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2013, and December 31, 2012. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

9. Preferred Stock

Upon the closing of the private placement in September 2013, 46,626,294 outstanding shares of redeemable convertible preferred stock were converted into 2,793,281 shares of common stock, and the related carrying value of $324.0 million was reclassified to additional paid-in capital. At September 30, 2013, no shares of redeemable convertible preferred stock were issued or outstanding.

Preferred Stock

On September 30, 2013, the Company had authorized 10,000,000 shares of preferred stock with a par value of $.0001 per share. No shares of preferred stock were issued or outstanding as of September 30, 2013.

Prior to the September 30, 2013 conversion, the Company had the following series of outstanding convertible preferred stock (collectively, the Preferred Stock): Series A-1 Preferred, Series B-1 Preferred, Series C-1 Preferred, Series D-1 Preferred, Series E-1 Preferred and Series E-3 Preferred. Series E-1 Preferred and Series E-3 Preferred are collectively referred to as the Series E Preferred. The Preferred Stock was initially recorded at its original purchase price, which represented fair value on the date of issuance, net of issuance costs, if any. The original purchase price per share of Series A-1 Preferred, Series B-1 Preferred, Series C-1 Preferred, Series D-1 Preferred, and Series E Preferred is equal to $232.93, $232.93, $365.70, $232.94, and $232.93 per share, respectively. The preferred stock balances are recorded at the original fair value and the accreted dividends based on the per share terms at issuance of Series A-1 Preferred, Series B-1 Preferred, Series C-1 Preferred, Series D-1 Preferred, and Series E Preferred, which are equal to $18.64, $18.64, $29.26, $18.64, and $18.64 per share per annum, respectively.

The shares of Series B-1 Preferred, Series D-1 Preferred, and Series E Preferred were redeemable upon the request of the holders of at least 66 2/3% of outstanding shares of Series B-1 Preferred, voting as a separate class, and 51% of outstanding shares of Series D-1 Preferred and Series E Preferred, voting together as a separate class. In this event, the Company would be required to redeem the shares in three equal annual installments, beginning in September 2021, at the applicable original purchase price per share. All shares of Preferred Stock were redeemable in the event of a change of control at their liquidation preferences.

As all Preferred Stock was redeemable either at the option of the holder or upon an event outside the control of the Company (i.e., a change in control), the related amounts were presented outside of stockholders’ equity (deficit). In August and December 2003, the Company completed two closings of a private placement of Series B-1 Preferred, in which the Company issued a total of 136,520 shares at a price of $232.93 per share for gross proceeds of $31.8 million. In November and December 2004, the Company completed two further closings of Series B-1 Preferred, in which the Company issued a total of 188,894 shares at a price of $232.93 per share for gross proceeds of $44.0 million. The Series B-1 Preferred investors in these two final closings also purchased warrants for 29,245 shares of common stock at an exercise price of $30.21 per share, with an exercise period of five years from the date of purchase, for $1.51 cents per share of common stock covered by the warrants. In November 2009, the exercise period of these warrants was extended to December 31, 2011. In December 2012, the Company’s Board of Directors reduced the number of shares exercisable under these warrant by 45% of the original shares and approved the extension of the exercise period until April 1, 2013. In April 2013 these warrants expired in accordance with their terms.

In August 2006, the Company issued 27,345 shares of Series C-1 Preferred to JJDC at a price of $365.70 per share, for gross proceeds of $10.0 million.

In April 2007, the Company issued 137,592 shares of Series D-1 Preferred at a price of $232.94 per share, for gross proceeds of $32.0 million. In connection with the issuance, the Series D-1 Preferred investors also purchased warrants for an aggregate of 20,639 shares of common stock at an exercise price of $22.13 per share, with an exercise period of five years from the date of purchase, for $0.79 cents per share of common stock covered by the warrants.

In August 2008, the Company repurchased 646, 1,610 and 472 shares of Series A-1 Preferred, Series B-1 Preferred and Series D-1 Preferred, respectively, and a warrant for 71 shares of common stock, for an aggregate purchase price of $82,000. The Company allocated the purchase price among the preferred shares and warrant based upon their respective fair values.

In November 2009, the Company issued 1,288 shares of Series E-1 Preferred upon the conversion of debt issued under a loan agreement. In June and December 2010, the Company issued 859 and 37,119 shares of Series E-1 Preferred, respectively, upon conversion of debt issued under a loan agreement.

In December 2010, the Company issued 71,543 shares of Series E-3 Preferred upon conversion of the JJDC convertible notes that were due in 2011 (Note 7).

As of December 31, 2012, convertible preferred stock balances were as follows (in thousands, except share amounts):

	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference	Carrying Value
Series A-1	12,734	12,734	$5,187	$75,454
Series B-1	373,223	373,223	146,549	145,408
Series C-1	75,472	27,345	15,122	15,074
Series D-1	136,948	136,949	46,520	43,271
Series E-1	40,252	39,265	19,820	10,674
Series E-3	93,082	71,543	23,552	28,816

Total	731,711	661,059	$256,750	$318,697

The significant rights, privileges and preferences of the Preferred Stock were as follows:

Election of Directors

The holders of Series B-1 Preferred were entitled to elect five members of the Company’s Board of Directors, the holders of Series D-1 Preferred were entitled to elect one member of the Company’s Board of Directors, and the holders of common stock were entitled to elect one member of the Company’s Board of Directors, subject to certain restrictions.

Voting Rights

Preferred Stock carried voting rights equal to the number of shares of common stock into which it could be converted. Additionally, certain corporate actions could only be exercised upon the approval of holders of 66 2/3% of the outstanding shares of Series B-1 Preferred and Series C-1 Preferred, voting together as a single class, and 51% of the outstanding shares of Series D-1 Preferred and Series E Preferred, voting together as a single class.

Dividends

All dividends on the Preferred Stock were payable when and if declared by the Company’s Board of Directors. The holders of Series E Preferred were entitled to cumulative dividends in preference to the holders of Series A-1 Preferred, Series B-1 Preferred, Series C-1 Preferred, Series D-1 Preferred, and common stock. The holders of Series D-1 Preferred were entitled to cumulative dividends in preference to the holders of Series A-1 Preferred, Series B-1 Preferred, Series C-1 Preferred, and common stock. The holders of Series B-1 Preferred and Series C-1 Preferred were entitled to cumulative dividends in preference to the holders of Series A-1 Preferred and common stock. The holders of Series A-1 Preferred were entitled to cumulative dividends in preference to the holders of common stock. The dividend rate were $18.64, $18.64, $29.26, $18.64, and $18.64 per annum for each outstanding share of Series E Preferred, Series D-1 Preferred, Series C-1 Preferred, Series B-1 Preferred, and Series A-1 Preferred, respectively. Additionally, if dividends were paid to any holder of common stock, the holders of Preferred Stock would receive a dividend of a per share amount (on an as-if-converted to common stock basis) equal to the amount paid to the holders of common stock.

No dividends were declared as of December 31, 2012. Prior to the conversion of the Preferred Stock, the aggregate cumulative dividends as of September 30, 2013, were $3.4 million ($47.28 per share), $1.9 million ($48.14 per share), $15.9 million ($116.00 per share), $5.6 million ($201.83 per share), $63.1 million ($168.96 per share), and $2.3 million ($183.64 per share) for Series E-3 Preferred, Series E-1 Preferred, Series D-1 Preferred, Series C-1 Preferred, Series B-1 Preferred, and Series A-1 Preferred, respectively. The aggregate cumulative dividends as of December 31, 2012, were $2.7 million ($38.04 per share), 1.5 million ($38.90 per share), $14.6 million ($106.75 per share), $5.1 million ($187.32 per share), $59.6 million ($159.72 per share), and $2.2 million ($174.40 per share) for Series E-3 Preferred, Series E-1 Preferred, Series D-1 Preferred, Series C-1 Preferred, Series B-1 Preferred, and Series A-1 Preferred, respectively.

Liquidation Preference

While the Preferred Stock was outstanding, in the event of a liquidation, dissolution, winding up, or change in control of the Company, the liquidation preference of each stockholder class was to be paid in the following order, from available funds: first to the holders of Series E-1 Preferred and Series E-3 Preferred, second to the holders of Series D-1 Preferred, third to the holders of Series B-1 Preferred and Series C-1 Preferred, and fourth to the holders of Series A-1 Preferred. After payment of the Preferred Stock liquidation preferences, the remaining assets of the Company were to be distributed ratably to all holders of common stock and Preferred Stock on an as-if-converted basis. The liquidation preference of Series E-1 Preferred, Series E-3 Preferred, Series D-1 Preferred, Series C-1 Preferred, Series B-1 Preferred, and Series A-1 Preferred was equal to $465.87, $290.97, $232.94, $365.70, $232.93, and $232.93 per share, respectively, plus any cumulative unpaid dividends. If there were insufficient funds available to satisfy each liquidation preference in its entirety, the holders of Preferred Stock were to be paid a pro rata amount based on their liquidation preference.

Conversion Rights

Each share of Preferred Stock was convertible at any time, at the option of the holder, into shares of the Company’s common stock at the applicable conversion rate. The conversion rate for each of the series of Preferred Stock was 1:1, except for the Series D-1 Preferred, which had a conversion rate of 1.365:1. With respect to the Series E Preferred, Series D-1 Preferred, Series B-1 Preferred, and Series A-1 Preferred, if the Company issued common stock or securities convertible into or exercisable for shares of common stock at a price less than the respective original purchase price per share, the conversion rate of such stock would be adjusted to the lowest price per share paid in such issuance. The conversion rate for Preferred Stock would not be adjusted for common stock issuances on the exercise of options or warrants issued to employees, directors, or consultants of the Company and in certain other circumstances.

Each share of Preferred Stock automatically converted on September 30, 2013 into common stock upon the approval of holders of 66 2/3% of the outstanding shares of Series B-1 Preferred, voting as a separate class, and 51% of the outstanding shares of Series D-1 Preferred and Series E Preferred, voting together as a separate class, or upon the closing of an underwritten public offering of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended, at a per share price of at least $8.00, and raising aggregate gross proceeds of at least $30.0 million. In connection with the Company’s 2013 financing, each holder of the Company’s preferred stock that participated in such financing for between 1% and up to 99% of such holders “Pro Rata Share” (as defined in the Company’s then effective certificate of incorporation) had each shares of preferred stock represented by such participation amount convertible into four shares of common stock and the balance of any shares of preferred stock converted into common stock at the applicable conversion rate as defined in the certificate of incorporation. Any holder that participated in the 2013 financing for between 100% and 300% of such holder’s Pro Rata Share (the “Participation Multiple”) had each shares of preferred stock convert into shares of common stock by multiplying the product of (y) the aggregate number of shares of preferred stock held by such holder multiplied by the applicable Participation Multiple and (z) four (4).

10. Common Stock

On September 30, 2013, the Company authorized 100,000,000 shares of common stock with a par value of $.0001 per share. On September 30, 2013, 8,790,764 shares of common stock were issued at $5.00 per share in the 2013 financing which included a reverse split on a 1-for-79.5 basis of the Company’s existing preferred and common stock . In addition, 1,421,698 warrants were issued at $5.75 per share and 121,739 warrants were issued at $5.00 per share. As a result of this a long term warrant liability of $4.8 million was recorded in the accompanying balance sheet as of September 30, 2013.

As of September 30, 2013 and December 31, 2012, the Company had reserved shares of authorized but unissued common stock as follows:

	Shares Reserved September 30, 2013 (unaudited)	Shares Reserved December 31, 2012
Conversion of convertible preferred stock	—	661,059
Outstanding common stock warrants	1,543,437	28,208
Equity incentive plans	577,294	140,474

Total reserved shares of common stock	2,120,731	829,740

In addition to the above reserved shares, the Company has reserved stock for issuance upon conversion of the outstanding convertible notes (Note 7).

11. Stock Plans and Stock-Based Compensation

Stock Plans

On September 30, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan, or 2013 Plan, under which shares of the Company’s common stock are reserved for issuance pursuant to stock awards, including, but not limited to, incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and performance cash awards. In addition, the share reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2014, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, unless the Board determines otherwise prior to December 31st of such calendar year. As of November 1, 2013, we had issued options exercisable for an aggregate of 321,574 shares of the Company’s common stock under the 2013 Plan.

Stock-Based Compensation Expense

Employee and Director Expense

Employee and director stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
			(unaudited)
Research and development	5	7	16	20
General and administrative	11	15	33	43

Total	$16	$22	49	63

12. Income Taxes

No provision for U.S. income taxes exists due to tax losses incurred in all periods presented. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes.

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on available objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $0 and $4.5 million during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

As of December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $156.0 million to offset future federal income taxes which will expire beginning in 2024 through 2032 and the state income taxes which will expire beginning in 2014 through 2032. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. If the Company determines in the future that it will be able to realize all or a portion of its net operating loss carryforwards, an adjustment to the Company’s net operating loss carryforwards would increase net income in the period in which the Company makes such a determination.

Utilization of the net operating loss and tax credits carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Total
Balance as of December 31, 2011	1,711
Increases related to 2012 tax positions	36

Balance as of September 30, 2013 and December 31, 2012	$1,747

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

The Company files income tax returns in the U.S. federal and California jurisdiction and is not currently under examination by federal, state, or local taxing authorities for any open tax years. The tax years 1998 through 2012 remain open to examination by the major taxing authorities.

13. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $60,000 in the year ended December 31, 2012 and $35,000 for the nine months ended September 30, 2013, in monthly cash retainers. The Company also issued options to purchase shares of common stock to this individual in his capacity as a member of its Scientific Advisory Board (Note 11).

14. Subsequent Events

Additional Financing

On October 31, 2013, the Company sold additional shares of common stock and warrants to purchase shares of the Company’s common stock in a second closing of the 2013 financing for gross proceeds of $3.3 million, resulting in net proceeds of $2.9 million after deducting placement agent fees and offering expenses.

Further, on November 22, 2013, the Company entered into an agreement with investors to purchase shares of its common stock and warrants to purchase shares of its common stock as part of the 2013 financing for aggregate gross proceeds of $3.0 million, which sales will occur shortly after listing of the Company’s common stock on the over-the-counter market

Stock Option Grants

207,724 and 62,430 shares of common stock options were granted to the CEO and CSO, respectively, exercisable at $5.00 per share and vesting over a four-year period, with one-third (1/3) of the shares vested on October 31, 2013, and the remaining 2/3 of the shares vesting ratably, on a monthly basis, over the following forty-eight (48) months. In addition, 51,420 shares of common stock options exercisable at $5.00 per share with an early exercise date were granted to members of the Board of Directors as compensation.

Lease Agreement

On November 8, 2013, CymaBay entered into a new lease starting January 1, 2014, and expiring in December 31, 2018, for 8,894 square feet of office space in Newark, CA. The Company’s lease obligations under this new lease are approximately $1.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

CymaBay Therapeutics Inc., formerly Metabolex, Inc., is focused on developing therapies to treat metabolic diseases. Arhalofenate, our lead product candidate, is being developed for the treatment of gout. Arhalofenate has demonstrated two therapeutic actions: the prevention of painful attacks of gout in joints (flares) and the lowering of serum uric acid (sUA) by promoting excretion of uric acid by the kidney. In addition, arhalofenate provides physicians with what they identified in a recent survey (TreatmentTrends®: Gout U.S. August 2011) as the most important attributes when selecting a gout therapy: no serious safety issues, well tolerated, minimize frequency of flares and use in patients with a broad range of comorbidities, (other diseases that individual patients have in addition to gout).

CymaBay has completed three Phase 2 studies of arhalofenate in gout patients in which it demonstrated a consistent pattern of reduction of flare incidence and duration and lowering of serum uric acid (sUA). Arhalofenate has established a safety profile in toxicology studies in animals and in clinical studies involving nearly 1,000 patients exposed to arhalofenate. One additional Phase 2b clinical study of 12 weeks duration is planned to confirm the safety and efficacy of a higher dose prior to initiating Phase 3 studies. Due to its safety profile and ability to both reduce flares and lower sUA, we believe that arhalofenate has a differentiated profile that is attractive for use in a large population, with significant advantages over marketed and emerging agents which have limitations in their efficacy, tolerability, and use in patients with common comorbidities. CymaBay is poised to follow arhalofenate with two additional clinical stage product candidates, one in diabetes and one that has potential utility in high unmet need (no existing or limited therapies) and/or orphan diseases (rare diseases).

We are an emerging growth company. Under the JOBS Act emerging growth companies can delay adopting new or revised accounting standards until such time of those standards apply to private companies. We plan to avail ourselves of this exemption from new or revised accounting standards, and therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies”.

Reverse Stock Split and Conversion of Preferred Stock

On September 30, 2013, we effected a 1-for-79.5 reverse split of our preferred stock and common stock, which we refer to as the reverse stock split, all of the shares of our outstanding preferred stock converted to common stock, we sold shares of our common stock and warrants to purchase shares of our common stock in a private placement for aggregate gross proceeds of $26.8 million, and raised an additional $5.0 million in venture debt financing pursuant to a $10.0 million loan agreement which we entered into simultaneously with the private placement, resulting in aggregate net proceeds to CymaBay of $28.9 million after deducting placement agent fees and estimated offering expenses. At the same time we issued shares of our common stock in cancellation of approximately $16.9 million of debt owed to the holder of that debt. On October 31, 2013, we sold additional shares of our common stock and warrants to purchase shares of our common stock, which sales are also part of the private placement, for aggregate net proceeds to CymaBay of $2.9 million after deducting placement agent fees and estimated offering expenses. Further, on November 22, 2013, the Company entered into an agreement with investors to purchase shares of its common stock and warrants to purchase shares of its common stock as part of the 2013 financing for aggregate gross proceeds of $3.0 million, which sales will occur shortly after listing the Company’s stock on the over the counter. We refer to the private placement, the venture debt financing and the issuance of our common stock in cancellation of the $16.9 million of debt as the 2013 financing. The discussion in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” gives retroactive effect to the reverse stock split that occurred on September 30, 2013.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances and review our estimates on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions.

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 1 to our audited consolidated financial statements in our filing on Form 10, originally filed with the SEC on August 12, 2013. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2013, except as follows:

Warrant Liabilities

We have issued freestanding warrants to purchase shares of our common stock. Our outstanding common stock warrants issued in connection with our 2013 financing are classified as liabilities in the condensed balance sheet as they contain terms for redemption of the underlying security are outside our control. The fair value of all warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the condensed statements of operations and comprehensive income (loss). We will continue to re-measure the fair value of the warrant liabilities until: (i) exercise, or (ii) expiration of the related warrant. We do not re-measure the fair value of warrants unless they are required to be accounted for as liabilities.

JOBS Act

In April 2012, the JumpStart Our Business Startups Act of 2012, or the JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will not comply with new or revised accounting standards until such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to take advantage of the extended transition period is irrevocable. In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

Results of Operations

General

To date, we have not generated any income from operations. Since our date of incorporation through September 30, 2013, we have an accumulated deficit of $344.9 million, primarily as a result of expenditures for research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees and milestone payments in connection with strategic partnerships, our product candidates are at a mid-level stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability.

	For the Three Months Ended September 30			For the Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
				(unaudited)
($ in thousands)
Contract revenue	$—	$2,913	$(2,913)	$—	$3,037	$(3,037)
Operating expenses:
Research and development	703	2,282	(1,579)	3,162	7,560	(4,398)
General and administrative	683	925	(242)	2,780	3,343	(563)

Loss from operations	(1,386)	(294)	1,092	(5,942)	(7,866)	1,924
Interest income (expense), net	(219)	(217)	(2)	(639)	(600)	(39)
Other income (expense), net	298	—	298	422	1	421

Net income (loss) from operations	$(1,307)	$(511)	$796	$(6,159)	$(8,465)	$2,306

Contract Revenue

Our recent revenue comprises primarily collaboration agreement-related revenue. Collaboration agreement-related revenue has included license fees, payments for research and development services and milestone and other contingent payments. All contract revenue was from one strategic partner, Sanofi-Aventis, for the nine months ended September 30, 2012. We recognized a final payment from Sanofi-Aventis of $2.9 million as contract revenue in 2012. For the three and nine months ended September 30, 2013, there were no collaboration revenues.

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended September 30, 2013 and 2012, research and development expenses were, $0.7 million and $2.3 million, respectively, and for the nine months ended September 30, 2013 and 2012, research and development expenses were $3.1 million and $7.6 million, respectively. Research and development expenses are detailed in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
MBX-102 Clinical and Non-Clinical	5	9	$24	$19
MBX-102 Gout – Three Phase 2 Randomized Studies	121	915	681	3,311
MBX-8025	—	7	—	12
MBX-2982	7	32	32	103
Other Projects	—	—	1	—

Total Project Costs	133	963	738	3,445
Internal Research and Development Costs	570	1,319	2,424	4,115

Total Research and Development	703	2,282	3,162	7,560

Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs decreased by $0.8 million and $2.8 million for the three and nine months ended September 30, 2013 as compared to September 30, 2012, respectively, due to a hold placed on all projects until financing could be obtained. Internal research and development cost decreased by $0.7 million and $1.7 million for the three and nine months ended September 30, 2013 versus September 30, 2012 due to cost cutting measures in 2013. There was an involuntary reduction in workforce at the end of May 2013 and the subsequent shutdown of the labs from June to September 2013 since we decided to place our primary focus on the clinical area.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development and initiate our next clinical study for arhalofenate. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential Phase 3 clinical trials and activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, rent and other general operating expenses not otherwise included in research and development. For the three months ended September 30, 2013 and 2012, general and administrative expenses were $0.6 million, and $0.7 million, respectively, and for the nine months ended September 30, 2013 and 2012, general and administrative expenses were $2.8 million and $3.3 million, respectively. The $0.2 million decrease between the three months ended September 30, 2013 and 2012 was due to a reduction in labor costs of $0.1 million due to attrition of personnel and $0.1 million due to a reduction in spending on patent legal costs. The $0.5 million decrease in spending for nine months ending September 30, 2013 as compared to September 30, 2012 was due to $0.4 million savings in labor costs due to attrition and $0.2 reduction in travel costs in keeping with cost reduction measures.

We anticipate general and administrative expenses will increase in future periods, reflecting an expanding infrastructure and increased professional fees associated with being a public reporting company under the Exchange Act.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity securities and collaborations with third parties. At September 30, 2013, we had cash and cash equivalents of $32.1 million, compared to $7.7 million at December 31, 2012, primarily as a result of the aggregate net proceeds of $28.9 million we raised on September 30, 2013, as described in “Reverse Stock Split and Conversion of Preferred Stock” above. On October 31, 2013, we raised additional aggregate net proceeds of $2.9 million.

Further, on November 22, 2013, Company entered into an agreement with investors to purchase shares of its common stock and warrants to purchase shares of its common stock as part of the 2013 financing for aggregate gross proceeds of $3.0 million, which sales will occur shortly after the listing of the Company’s common stock on the over-the-counter market.

In addition, on September 30, 2013, we entered into a term loan facility with Silicon Valley Bank and Oxford Finance LLC, collectively referred to as the lenders, for an aggregate amount of $10 million, $5 million of which was made available to us as of September 30, 2013, and the remaining $5 million, which we refer to as the second tranche, of which shall be made available to us upon the achievement of positive data and successful completion of all primary endpoints for either the 600mg or 800mg dose of arhalofenate in our planned Phase 2b study (the “second draw milestone”). The second tranche shall be available to us until the earlier of June 30, 2015, or the occurrence and continuation of an event of default (as described in the term loan facility). Each tranche matures 48 months following the funding date of such tranche. The proceeds of the term loan facility may be used for general corporate purposes.

The first tranche loans under the term loan facility bear interest at a rate equal 8.75% per annum. Loans under the second tranche will bear interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum. We were also required to pay a facility fee of 1.00% on the term loan facility commitment.

We are permitted to make voluntary prepayments of the term loans with a prepayment fee equal to 3% of the term loans prepaid. On each tranche, we are required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of the outstanding principal of the outstanding term loans of each tranche. After the 36-month amortization period of each tranche, the remaining balance of such tranche and a final payment equal to 6.50% of the original principal amount of the applicable tranche are payable on the maturity date of such tranche. We are required to make mandatory prepayments of the outstanding term loans upon the acceleration by the lenders of such loans following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any all other obligations (each as defined or described under the term loan facility) that are due and payable at the time of the prepayment.

Our obligations under the term loan facility are secured, subject to customary permitted liens and other agreed upon exceptions, (1) by a first priority pledge of all of the equity interests of each of our direct and indirect subsidiaries, and (2) a perfected first priority interest in all of our tangible and intangible assets, including all of our intellectual property.

The term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. Until the occurrence of the second draw milestone, the term loan facility contains financial covenants that require us to maintain a certain cash liquidity. The term loan facility also contains performance covenants that require that (a) by no later than June 30, 2014, shares of our common stock must be publicly traded on NASDAQ; (b) within one hundred twenty (120) days of us becoming eligible to file a registration statement with the United States Securities and Exchange Commission on Form S-3, we must have access to an At The Market facility; and (c) by no later than March 31, 2015, the lenders must have received evidence of the occurrence of the second draw milestone; provided that our failure to comply with these performance covenants shall not be an event of default under the term loan facility so long as we deposit an amount equal to 100% of the aggregate outstanding term loans in a segregated, blocked deposit account at Silicon Valley Bank.

The term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, cross-defaults on our or any our subsidiary’s material indebtedness, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral.

Operating Activities

Cash used in operating activities, decreased $6.0 million for the nine months ended September 30, 2013, due to a $2.3 million reduction in our net loss due primarily to a reduction in revenues and cost cutting measures and as a result of a reduction in receivables of $3.0 million and a reduction in accounts payable of $0.1 million in 2013 due to managing our cash.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2013, of $0.4 million, was as a result of proceeds on sale of fixed assets. Cash provided by investing activities for the nine months ended September 30, 2012, consists primarily of $2.9 million purchases of marketable securities offset by $13.9 million in proceeds from maturities of marketable securities.

Financing Activities

Cash provided by financing activities was $28.9 million for the nine months ended September 30, 2013, as a result of the financing we conducted on September 30, 2013, as described above.

Management believes that cash and cash equivalents as of October 31, 2013, including the funds raised in the 2013 financing, are sufficient to sustain the operations of the company through the third quarter of 2015. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. We will continue to require additional financing to develop our products and fund operating losses. We will seek funds through equity financings, collaborative or other arrangements with corporate sources, or through other sources of financing, including a public offering. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to close our business.

Contractual Obligations and Commitments

We have lease obligations consisting of an operating lease for our operating facility that commenced in July 2010 and expires April 2014, for approximately 41,600 square feet in Hayward, CA. In November 2013, we entered into a new lease starting January 1, 2014, and expiring in December 31, 2018, for 8,894 square feet of office space in Newark, CA. Our lease obligations under this new lease are approximately $1.7 million.

Off-Balance Sheet Arrangements

We do not currently have, nor have we ever had, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

Risks Related to Our Financial Condition and Capital Requirements

If we fail to obtain additional financing, we could be forced to delay, reduce or eliminate our product development programs, seek corporate partners for the development of our product development programs or relinquish or license on unfavorable terms, our rights to technologies or product candidates.

As of September 30, 2013, we had net cash on hand of approximately $32.1 million. On September 30, 2013, we raised aggregate net proceeds of approximately $28.9 million and issued common stock in cancellation of $16.9 million of debt owed to the holder of that debt and on October 31, 2013, we raised additional aggregate net proceeds of $2.9 million and on November 22, 2013, we entered into an agreement to raise additional gross proceeds of $3.0 million. We refer to these events collectively as the 2013 financing. After giving effect to the 2013 financing, we believe that our existing cash will allow us to continue operation through the third quarter of 2015. As set forth in the notes to our financial statements, our auditors expressed substantial doubt as to our ability to continue as a going concern if we are unable to raise additional capital without giving effect to the 2013 financing. Our monthly spending levels vary based on new and ongoing development and corporate activities.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidate, arhalofenate, for the prevention of gout flares and the treatment of hyperuricemia in patients with gout.

In the event CymaBay does not successfully raise sufficient funds in financing(s), its product development activities, particularly related to the development of arhalofenate, will necessarily be curtailed commensurate with the magnitude of the shortfall or may cease altogether. To the extent that the costs of the planned Phase 2b study of arhalofenate in patients with gout exceed current estimates and CymaBay is unable to raise sufficient additional capital to cover such additional costs, CymaBay will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to arhalofenate, outlicense intellectual property rights to arhalofenate, sell assets or effect a combination of the above. No assurance can be given that CymaBay will be able to effect any of such transactions on acceptable terms, if at all. Failure to progress the development of arhalofenate will have a negative effect on CymaBay’s business, future prospects and ability to obtain further financing on acceptable terms (if at all).

Beyond the plan of operations outlined above, CymaBay’s future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of its clinical studies, including in particular the Phase 3 studies of arhalofenate;

•	the need for additional or expanded clinical studies;

•	the rate of progress and cost of its Chemistry, Manufacturing and Control registration and validation program;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which CymaBay may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of CymaBay’s other development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing products and market developments.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates.

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

We are a biopharmaceutical company focused primarily on developing our lead product candidate, arhalofenate. We have incurred significant net losses in each year since our inception, including net losses of approximately $11.3 million for the fiscal year 2012. Although we had net loss of $6.2 million for the nine months ended September 30, 2013, we had an operating loss of $5.9 million during that period. As of September 30, 2013, we had an accumulated deficit of $344.9 million.

To date, we have financed our operations primarily through the sale of equity securities, licensing fees and debt. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the development of our lead product candidate, arhalofenate, for the prevention of flares and treatment of hyperuricemia in patients with gout;

•	seek to obtain regulatory approvals for arhalofenate;

•	prepare for the potential commercialization of arhalofenate;

•	scale up manufacturing capabilities to commercialize arhalofenate for any indications for which we receive regulatory approval;

•	begin outsourcing of the commercial manufacturing of arhalofenate for any indications for which we receive regulatory approval;

•	establish an infrastructure for the sales, marketing and distribution of arhalofenate for any indications for which we receive regulatory approval;

•	expand our research and development activities and advance our clinical programs;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts and seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

CymaBay does not anticipate that it will generate revenue from the sale of products for the foreseeable future. CymaBay’s ability to become profitable depends upon its ability to generate significant continuing revenues.

In the absence of additional sources of capital, which may not be available to CymaBay on acceptable terms, or at all, the development of arhalofenate or future product candidates may be reduced in scope, delayed or terminated. If CymaBay’s product candidates or those of its collaborators fail in clinical studies or do not gain regulatory approval, or if its future products, if any, do not achieve market acceptance, CymaBay may never become profitable.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize our product candidates.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining favorable results for and advancing the development of arhalofenate, including successfully initiating and completing our Phase 2b and Phase 3 clinical development;

•	obtaining United States (U.S.) and foreign regulatory approvals for arhalofenate;

•	launching and commercializing arhalofenate, either on our own or with a partner, including building a sales force and collaborating with third parties;

•	achieving broad market acceptance of arhalofenate in the medical community and by third-party payors and patients; and

•	generating a pipeline of product candidates.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by the U.S. FDA to perform studies or trials in addition to those that we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs in connection with commercialization. As a result, we cannot assure you that we will be able to generate revenues from sales of any approved product candidates, or that we will achieve or maintain profitability even if we do generate sales.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds.

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company. Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We plan to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). If we do, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If investors find our common stock less attractive as a result of our status as an emerging growth company, there may be less liquidity for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.

Risks Related to Clinical Development and Regulatory Approval

We depend on the success of our lead product candidate, arhalofenate, which is still under clinical development, and may not obtain regulatory approval or be successfully commercialized.

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, arhalofenate, which has completed seven Phase 1 and seven Phase 2 clinical trials, including three Phase 2 studies in gout. We plan to conduct a Phase 2b clinical trial for arhalofenate in preventing flares and reducing serum uric acid in gout patients prior to initiation of a Phase 3 program. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. The success of arhalofenate will depend on several factors, including the following:

•	successful enrollment and completion of clinical trials;

•	receipt of marketing approvals from the FDA and regulatory authorities outside the U.S. for our product candidate;

•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize arhalofenate, which would materially harm our business.

We have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for arhalofenate.

We have never obtained regulatory approval for a drug. In the U.S. it is possible that the FDA may refuse to accept our New Drug Application (NDA) for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of arhalofenate. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA.

We currently do not know when we might commence our Phase 3 study of arhalofenate or achieve FDA approval of arhalofenate. We currently do not have the capital necessary to conduct or complete our Phase 3 study of arhalofenate and we may not be able to raise sufficient funds necessary to conduct this study. We believe that our existing cash will be sufficient to enable us to complete our Phase 2b study, which we anticipate completing the second quarter of 2015, and will allow us to continue operation through the third quarter of 2015. We currently believe that we will need to raise additional capital to continue our operations beyond the third quarter of 2015.

Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing arhalofenate, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for arhalofenate, which would have a material adverse effect on our business and could potentially cause us to cease operations.

We depend on the successful completion of clinical trials for our product candidates, including arhalofenate. The positive clinical results obtained for our product candidates in prior clinical studies may not be repeated in future clinical studies.

Before obtaining regulatory approval for the sale of our product candidates, including arhalofenate, we must conduct additional clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

We have completed three Phase 2 clinical studies of arhalofenate in gout. In addition, six clinical studies with MBX-8025 and five clinical studies with MBX-2982 have been completed. However, we have never conducted a Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trials of arhalofenate for gout do not ensure that later clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

We may experience a number of unforeseen events during clinical trials for our product candidates, including arhalofenate, that could delay or prevent the commencement and/or completion of our clinical trials, including the following:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	the clinical study protocol may require one or more amendments delaying study completion;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate or subjects may drop out of these clinical trials at a higher rate than we anticipate;

•	clinical investigators or study subjects fail to comply with clinical study protocols;

•	trial conduct and data analysis errors may occur, including, but not limited to, data entry and/or labeling errors;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our clinical trial materials or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

We expect our research and development expenses to increase in connection with our ongoing activities, particularly if we commence a Phase 3 clinical trial with arhalofenate and undertake additional clinical trials of our other product candidates MBX-8025 and MBX-2982. Before we commence a Phase 3 clinical trial for arhalofenate, we will need to raise substantial additional capital. We also will need to raise substantial additional capital in the future to complete the development and commercialization of MBX-8025 and MBX-2982, for which we currently have no planned clinical trials. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development.

Negative or inconclusive results of our future clinical trials of arhalofenate, or any other clinical trial we conduct, could cause the FDA to require that we repeat or conduct additional clinical studies. Despite the results reported in earlier clinical trials for arhalofenate, we do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates, including arhalofenate. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including arhalofenate, may be adversely impacted.

We have never conducted a clinical trial of arhalofenate as a monotherapy for the treatment of gout flares. If arhalofenate does not demonstrate efficacy in the treatment of such flares in our planned Phase 2b clinical trial, our ability to successfully commercialize arhalofenate may be adversely affected.

We have not previously conducted a clinical trial of arhalofenate for the purpose of measuring its effect on flare reduction and control without the use of colchicine. We plan to conduct a Phase 2b clinical trial to investigate the potential benefit of arhalofenate monotherapy with regard to flare prevention and serum uric acid (sUA) lowering. In addition, our Phase 2b study will investigate the benefits of two doses of arhalofenate monotherapy, including a higher dose than we studied in previous gout studies, without colchicine. If we do not obtain favorable efficacy and safety results in the Phase 2b trial, our ability to successfully market arhalofenate could be adversely affected.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. We may experience delays in clinical trials at any stage of development and testing of our product candidates. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all.

Events which may result in delays or unsuccessful completion of clinical trials, including our future clinical trials for arhalofenate, include the following:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;

•	delays in obtaining required institutional review board (IRB) approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	delays caused by subjects dropping out of a trial due to side effects or otherwise;

•	delays caused by clinical sites dropping out of a trial;

•	time required to add new clinical sites; and

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

If initiation or completion of any of our clinical trials for our product candidates, including arhalofenate, are delayed for any of the above reasons, our development costs may increase, the approval process could be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may bring products to market before us. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Arhalofenate has been studied in a total of 15 clinical trials with nearly a thousand subjects. The emergence of adverse events (AEs) caused by arhalofenate in future studies could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. There is also a risk that our other product candidates may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates, including arhalofenate, may be negatively impacted.

Furthermore, if any of our approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including the following:

•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in a form of a modified risk evaluation and mitigation strategy;

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications that could diminish the usage of the product or otherwise limit the commercial success of the affected product;

•	we may be required to change the way the product is administered or to conduct additional clinical studies;

•	we may choose to discontinue sale of the product;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

If any product candidate that CymaBay successfully develops does not achieve broad market acceptance among physicians, patients, health care payors and the medical community, the revenues that it generates from its sales will be limited.

Even if arhalofenate or any other product candidates receive regulatory approval, the products may not gain market acceptance among physicians, patients, health care payors and the medical community. Coverage and reimbursement of CymaBay’s product candidates by third party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any of CymaBay’s approved products will depend upon a number of factors, including:

•	the efficacy and safety, as demonstrated in clinical studies;

•	the risk/benefit profile of CymaBay’s products such as arhalofenate;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the timing of market introduction of competitive products;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration; and

•	the effectiveness of CymaBay’s or its partners’ sales, marketing and distribution efforts.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, health care payors and patients, CymaBay may not generate sufficient revenue from these products and CymaBay may not become or remain profitable.

Potential conflicts of interest arising from relationships and any related compensation with respect to clinical studies could adversely affect the process.

Principal investigators for CymaBay’s clinical studies may serve as scientific advisors or consultants to CymaBay from time to time and receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical study site may be questioned or jeopardized.

CymaBay may be subject to costly claims related to its clinical studies and may not be able to obtain adequate insurance.

Because CymaBay conducts clinical studies in humans, CymaBay faces the risk that the use of arhalofenate or future product candidates, will result in adverse side effects. CymaBay cannot predict the possible harms or side effects that may result from its clinical studies. Although CymaBay has clinical study liability insurance, CymaBay’s insurance may be insufficient to cover any such events. There is also a risk that CymaBay may not be able to continue to obtain clinical study coverage on acceptable terms. In addition, CymaBay may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, CymaBay’s insurance coverage. There is also a risk that third parties that CymaBay has agreed to indemnify could incur liability. Any litigation arising from its clinical studies, even if CymaBay is ultimately successful, would consume substantial amounts of CymaBay’s financial and managerial resources and may create adverse publicity.

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize arhalofenate and we cannot, therefore, predict the timing of any future revenue from arhalofenate. Regulatory approval of an NDA is not guaranteed, and the approval process is expensive, uncertain and lengthy.

We cannot commercialize our product candidates, including arhalofenate until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for arhalofenate. Additional delays may result if arhalofenate is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including arhalofenate. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons, including the following:

•	CymaBay may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;

•	regulatory authorities may not find the data from nonclinical studies and clinical studies sufficient or may differ in the interpretation of the data;

•	regulatory authorities may require additional nonclinical or clinical studies;

•	the FDA or foreign regulatory authority might not approve CymaBay’s third party manufacturers’ processes or facilities for clinical or commercial product;

•	the FDA or foreign regulatory authority may change its approval policies or adopt new regulations;

•	the FDA or foreign regulatory authorities may disagree with the design or implementation of CymaBay’s clinical studies;

•	the FDA or foreign regulatory authority may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different from that in the U.S.;

•	the results of clinical studies may not meet the level of statistical significance required by the FDA or foreign regulatory authorities for approval;

•	CymaBay may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and

•	the data collection from clinical studies of CymaBay’s product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere.

In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased caution by the FDA and other regulatory authorities in reviewing new pharmaceuticals based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals.

Even if we obtain regulatory approval for arhalofenate and our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the U.S., the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, including arhalofenate, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including arhalofenate, may include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

Arhalofenate and our other product candidates will also be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Furthermore, promotional materials must be approved by the FDA prior to use for any drug receiving accelerated approval, the pathway we are pursuing for arhalofenate in the U.S.

In addition, manufacturers of drug products and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices (cGMP), and adherence to commitments made in the NDA. If we, or a regulatory agency, discover previously unknown problems with a product, such as quality issues or AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we, or our third party contractors, fail to comply with applicable regulatory requirements following approval of our product candidate, a regulatory agency may:

•	issue an untitled or warning letter asserting violation of the law;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending NDA or supplements to an NDA; or

•	recall and/or seize product.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize arhalofenate and our other product candidates and inhibit our ability to generate revenues.

Even if we obtain FDA approval for arhalofenate or any of our other products in the U.S., we may never obtain approval for or commercialize arhalofenate or any of our other products outside of the U.S., which would limit our ability to realize their full market potential.

In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

Our relationships with customers and payors will be subject to applicable anti-kickback, fraud and abuse and other health care laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Health care providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state health care laws and regulations, include the following:

•	the federal health care anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal health care programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•	the federal transparency requirements under the Health Care and Education Reconciliation Act of 2010 (Health Care Reform Law) require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded health care programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health care programs.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval.

In the U.S., the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (Medicare Modernization Act) changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

More recently, in March 2010, the Health Care Reform Law was enacted to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

Risks Related to Our Reliance on Third Parties

We rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates.

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. In the past we have relied on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supplies that will be used in clinical trials of our product candidates, including arhalofenate, and for commercialization of any of our product candidates that receive regulatory approval.

The facilities used by our contract manufacturers to manufacture the product candidates must be approved by the FDA pursuant to inspections that will be conducted only after we submit an NDA to the FDA, if at all. We do not control the manufacturing process of our product candidates and are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no direct control over the ability of the contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. No assurance can be given that our manufacturers can continue to make clinical and commercial supplies of arhalofenate, or future product candidates, at an appropriate scale and cost to make it commercially feasible.

In addition, we do not have the capability to package and distribute finished products to pharmacies and other customers. Prior to commercial launch, we will enter into agreements with one or more pharmaceutical product packager/distributor to ensure proper supply chain management once we are authorized to make commercial sales of our product candidates. If we receive marketing approval from the FDA, we intend to sell pharmaceutical product packaged and distributed by such suppliers. Although we have entered into agreements with our current contract manufacturers and packager/distributor for clinical trial material, we may be unable to maintain an agreement on commercially reasonable terms, which could have a material adverse impact upon our business.

We rely on limited sources of supply for the drug substance for our lead product candidate, arhalofenate, and any disruption in the chain of supply may cause delay in developing and commercializing arhalofenate.

We are currently transferring the drug substance manufacturing process to our selected contractor that will produce the supplies needed to meet clinical development, registration and forecasted commercial demand. It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified by the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of arhalofenate. An alternative vendor would need to be qualified through an NDA supplement which would be expensive and could result in further delay. The FDA or other regulatory agencies outside of the U.S. may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production. These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of arhalofenate, and cause us to incur additional costs. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our supply chain for arhalofenate may be delayed, which could inhibit our ability to generate revenues.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of arhalofenate.

We are modifying the drug substance production process for arhalofenate at the selected commercial manufacturer to cost effectively remove impurities. As the modified process is scaled up it may reveal previously unknown impurities which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of arhalofenate. In the future, we may identify impurities, which could result in increased scrutiny by the regulatory agencies, delays in the clinical program and regulatory approval for arhalofenate, increases in our operating expenses, or failure to obtain or maintain approval for arhalofenate.

Our reliance on third-party manufacturers entails risks, including the following:

•	the inability to meet our product specifications and quality requirements consistently;

•	a delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	a failure to comply with cGMP and similar foreign standards;

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•	the reliance on a limited number of sources, and in some cases, single sources for key materials, such that if we are unable to secure a sufficient supply of these key materials, we will be unable to manufacture and sell our product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

•	the lack of qualified backup suppliers for those materials that are currently purchased from a sole or single source supplier;

•	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

•	carrier disruptions or increased costs that are beyond our control; and

•	the failure to deliver our products under specified storage conditions and in a timely manner.

Any of these events could lead to clinical study delays, failure to obtain regulatory approval or impact our ability to successfully commercialize our products. Some of these events could be the basis for FDA or other regulatory authorities’ action, including injunction, recall, seizure, or total or partial suspension of production.

We rely on third parties to conduct, supervise and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We rely on contract service providers (CSPs) including clinical research organizations, clinical trial sites, central laboratories and other service providers to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CSPs to monitor and manage data for our ongoing clinical programs for arhalofenate and our other product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CSPs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CSPs does not relieve us of our regulatory responsibilities.

We and our CSPs are required to comply with the FDA’s guidance, which follows the International Conference on Harmonization Good Clinical Practice (ICH GCP), which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces the ICH GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CSPs fail to comply with the ICH GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. For example, upon inspection, the FDA may determine that our Phase 3 clinical trial for arhalofenate, does not comply with the ICH GCP. In addition, our Phase 3 clinical trials for arhalofenate will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of arhalofenate. Accordingly, if our CSPs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat these Phase 3 clinical trials, which would delay the regulatory approval process.

Our CSPs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CSPs may also have relationships with other entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CSPs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CSPs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize arhalofenate or our other product candidates. As a result, our financial results and the commercial prospects for arhalofenate and any other product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Commercialization of Our Product Candidates

The commercial success of arhalofenate and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payors.

If any of our product candidates, including arhalofenate, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including arhalofenate, will depend on a number of factors, including the following:

•	demonstration of clinical safety and efficacy in our clinical trials;

•	the risk/benefit profile of our products such as arhalofenate;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the prevalence and severity of any side effects;

•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;

•	limitations or warnings contained in the FDA and other regulatory authorities approved label for the relevant product candidate;

•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the timing of market introduction of competitive products;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement, which may vary from country to country; and

•	the effectiveness of our or any future collaborators’ sales, marketing and distribution efforts.

If any of our product candidates, including arhalofenate, is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including arhalofenate, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates, including arhalofenate.

If we are unable to build our own sales force or negotiate a strategic partnership for the commercialization of arhalofenate, we may be forced to delay the potential commercialization of arhalofenate, or reduce the scope of our sales or marketing activities for arhalofenate. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring arhalofenate to market or generate product revenue.

If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

In addition, there are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

If we obtain approval to commercialize any products outside of the U.S., a variety of risks associated with international operations could materially adversely affect our business.

If our product candidates are approved for commercialization, we intend to enter into agreements with third parties to market those product candidates outside the U.S., including for arhalofenate. We expect that we will be subject to additional risks related to international operations, including the following:

•	different regulatory requirements for drug approvals in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, pandemics, or natural disasters including earthquakes, typhoons, volcanic eruptions, floods and fires.

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the European Union and many of the individual countries in Europe with which we will need to comply. Many U.S.-based biopharmaceutical companies have found the process of marketing their own products in Europe to be very challenging.

If our competitors develop and market products that are more effective, safer or less expensive than arhalofenate, our commercial opportunities will be negatively impacted.

The life sciences industry is highly competitive, and we face significant competition from other pharmaceutical, biopharmaceutical and biotechnology companies and possibly from academic institutions, government agencies and private and public research institutions that are researching, developing and marketing products designed to address the treatment of gout. Our competitors may have significantly greater financial, manufacturing, marketing and drug development resources. Large pharmaceutical companies, in particular, have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing of, drugs. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

These developments may render our product candidates obsolete or noncompetitive. Compared to us, potential competitors may have substantially greater:

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	experience in pharmaceutical development and commercialization;

•	ability to negotiate competitive pricing and reimbursement with third-party payors;

•	experience and expertise in exploitation of intellectual property rights; and

•	capital resources.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. The competitors may also develop products that are more effective, better tolerated, more useful and less costly than our products and they may also be more successful in manufacturing and marketing their products.

Formulary approval and reimbursement may not be available for arhalofenate and our other product candidates, which could make it difficult for us to sell our products profitably.

Obtaining formulary approval can be an expensive and time consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to promote our product candidates, including arhalofenate, into our target markets. Failure to obtain timely formulary approval will limit our commercial success.

Furthermore, market acceptance and sales of arhalofenate, or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A prevailing trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. We cannot be sure that reimbursement will be available for arhalofenate, or any other product candidates. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize arhalofenate, or any other product candidates that we develop.

There have been a number of legislative and regulatory proposals to change the health care system in the U.S. and in some foreign jurisdictions that could affect our ability to sell any future products profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future products, following approval. The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including arhalofenate. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of arhalofenate and any other product candidate that we develop, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes.

In addition, there may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or health authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.

If we are unable to promptly obtain coverage and profitable payment rates from both government funded and private payors for any of our product candidates, including arhalofenate, it could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Even if we receive regulatory approval for arhalofenate, we will be subject to ongoing FDA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize arhalofenate.

Any regulatory approvals that we or potential collaboration partners receive for arhalofenate or future product candidates, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing studies. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

Regulatory policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market arhalofenate or future products, if any, and we may not achieve or sustain profitability.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies, and will face an even greater risk if we sell our product candidates commercially. An individual may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in the following:

•	decreased demand for our product candidates;

•	impairment to our business reputation;

•	withdrawal of clinical study participants;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and

•	loss of revenues.

We do carry product liability insurance for our clinical studies. Further, we intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, we may be unable to obtain this product liability insurance on commercially reasonable terms and with insurance coverage that will be adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in class action or individual lawsuits relating to marketed pharmaceuticals. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates. Because we have limited financial and managerial resources, we focus on product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. We may focus our efforts and resources on product candidates that ultimately prove to be unsuccessful.

If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to retain sole development and commercialization rights.

Risks Related to Our Intellectual Property

If we are unable to obtain or protect intellectual property rights related to our products and product candidates, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover the products in the U.S. or in other countries. If this were to occur, early generic competition could be expected against arhalofenate and other product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability, scope or ownership, which may result in such patents, or our rights to such patents, being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to arhalofenate fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us and threaten our ability to commercialize our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid or unenforceable, will be challenged by third parties or will adequately protect our products and product candidates. Further, if we encounter delays in development or regulatory approvals, the period of time during which we could market arhalofenate under patent protection could be reduced. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to arhalofenate or our other product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the U.S. can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be available on commercially reasonable terms or at all.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and other elements of our drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we expect all of our employees to assign their inventions to us, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, that such agreements provide adequate protection and will not be breached, that our trade secrets and other confidential proprietary information will not otherwise be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee that we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Further, the laws of some foreign countries do not protect patents and other proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property abroad. We may also fail to pursue or obtain patents and other intellectual property protection relating to our products and product candidates in all foreign countries.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts or otherwise affect our business.

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party re-examination proceedings before the U.S. Patent and Trademark Office (U.S. PTO) and its foreign counterparts. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of arhalofenate and/or our other product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our products or product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

We license certain key intellectual property from third parties, and the loss of our license rights could have a materially adverse effect on our business.

We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we rely on an exclusive license to certain patents, proprietary technology and know-how from DiaTex, which include arhalofenate. During the term of the exclusive license with DiaTex we may perform research and development of compounds and products for the treatment of human disease based on the patents, proprietary technology and know-how from DiaTex. If we fail to comply with our obligations under our agreement with DiaTex, including our obligations to pay royalty payments during the development and commercialization of arhalofenate, or our other license agreements, or if we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the DiaTex license, arhalofenate, which would have a materially adverse effect on our business.

We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter-claims against us.

We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Our business could be harmed if in a litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of the patent. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors that control the prosecution and maintenance of our licensed patents fail to maintain the patents and patent applications covering our product candidates, we may lose our rights and our competitors might be able to enter the market, which would have a material adverse effect on our business.

Risks Related to Our Business Operations and Industry

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on principal members of our executive team listed under “Management.” While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace the loss of services of any executive or key employee, it may adversely affect the progress of our research, development and commercialization objectives.

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us, which could also adversely affect the progress of our research, development and commercialization objectives.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of November 15, 2013, we had 13 full-time employees and three consultants. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day to- day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize arhalofenate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(1) On September 30, 2013, CymaBay issued an aggregate of 5,366,728 shares of common stock, and warrants to purchase 1,073,338 shares of common stock, to approximately 260 investors. The shares and warrants were issued to the investors in reliance on Rule 506 of Regulation D, in that all of the investors represented that they were “accredited investors” as that term is defined in Regulation D. The shares and related warrants were sold for an aggregate offering price of $26,833,640. National Securities Corporation, or NSC, acted as placement agent with respect to 3,483,597 shares and related warrants issued in the transaction, and received an aggregate placement agent commission of $1.8 million in cash and warrants to purchase 348,360 shares of common stock at an exercise price of $5.75 per share. The warrants issued to NSC in reliance on Rule 506 of Regulation D, in that NSC represented it was an “accredited investor” as that term is defined in Regulation D. The warrants are exercisable for shares of CymaBay’s common stock for five (5) years from September 30, 2013, at an exercise price of $5.75 per share.

(2) On September 30, 2013, CymaBay issued an aggregate of 2,793,281 shares of common stock to 118 holders of its preferred stock upon conversion of the preferred stock to common stock. The shares were issued to these investors in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

(3) On September 30, 2013, CymaBay issued an aggregate of 624,944 shares of common stock to Johnson & Johnson Development Corporation, or JJDC and entered into an amendment to the Development and License Agreement, dated June 15, 2010, with Janssen Pharmaceuticals, Inc. (formerly known as Ortho- McNeil, Inc.) an affiliate of JJDC, pursuant to which CymaBay agreed to forego certain milestone payments and modify future contingent royalty payments as consideration for the cancellation of $13.7 million in aggregate principal and $3.2 million in aggregate accrued interest of our debt. The shares were issued in reliance on Rule 506 of Regulation D, in that JJDC represented it was an “accredited investor” as that term is defined in Regulation D.

(4) On September 30, 2013, CymaBay issued warrants to purchase an aggregate of 121,739 shares of common stock to Silicon Valley Bank, or SVB, and Oxford Finance LLC, or Oxford, as partial consideration for SVB and Oxford entering into a $10,000,000 credit facility with CymaBay. The shares were issued in reliance on Rule 506 of Regulation D, in that each of SVB and Oxford represented each was an “accredited investor” as that term is defined in Regulation D. The warrants are exercisable for shares of CymaBay’s common stock for seven (7) years from September 30, 2013, at an exercise price of $5.00 per share.

Item 6.	Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Harold Van Wart
Harold Van Wart
Chief Executive Officer
(Principal Executive Officer)

Date: November 25, 2013

By:	/s/ Sujal Shah
Sujal Shah
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 25, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated By-Laws.

4.1	Reference is made to Exhibits 3.1 and 3.2

4.2*	Form of Registration Rights Agreement

4.3*	Form of 2013 Financing Warrant

10.5*	Loan and Security Agreement, dated September 30, 2013, by and among CymaBay Therapeutics, Inc., Silicon Valley Bank and Oxford Finance LLC

10.25*	2013 Equity Incentive Plan

10.26*	Form of Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan

10.27	Lease, dated November 8, 2013, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center LP

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

*	Incorporated by reference to the like-described exhibit to our Form 10/A, as amended on October 17, 2013.