Form 10-Q/A
period 2013-09-30
CymaBay Therapeutics, Inc.
filed 2013-12-16
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendent No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2013, there were 9,455,064 shares of the registrant’s Common Stock outstanding.

Explanatory Note

We are filing this Amendment No. 1 (“Amendment No. 1”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2013:

(1) to amend and revise Part I, Item I - Financial Statements, of our original Quarterly Report for this period (the “Original Report”), to revise the presented statements of operations detail for the three and nine month periods ended September 30, 2013 and 2012, to conform to presentation in the subsequently filed Form S-1 on November 29, 2013; and

(2) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Amendment No. 1 formatted in XBRL (eXtensible Business Reporting Language). As permitted by Rule 405(a)(2)(ii) of Regulations S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Original Report.

Other than as set forth above, no other changes have been made to the Original Report. This Amendment No. 1 speaks as of the original filing date of the Original Report, does not reflect events that may have occurred subsequent to the original filing date, and other than as set forth in (1) above, does not modify or update in any way disclosures made in the Original Report.

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
Stockholders’ equity (deficit):
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

See Accompanying Notes.

CYMABAY THERAPEUTICS, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contract revenue	$—	$2,913	$—	$3,037
Operating expenses:
Research and development	703	2,282	3,162	7,560
General and administrative	683	925	2,780	3,343

Total operating expenses	1,386	3,207	5,942	10,903

Loss from operations	(1,386)	(294)	(5,942)	(7,866)
Other income (expense):
Interest income	0	3	1	20
Interest expense	(219)	(220)	(640)	(620)
Other income, net	298	0	422	1

Net loss	(1,307)	(511)	(6,159)	(8,465)

Net income (loss) attributable to common stockholders	$42,870	$(3,690)	$16,478	$(17,930)

Net loss	(1,307)	(511)	(6,159)	(8,465)
Other comprehensive loss/income:
Unrealized losses on marketable securities	—	(2)	—	(2)

Other comprehensive loss	—	(2)	—	(2)

Comprehensive loss	$(1,307)	$(513)	$(6,159)	$(8,467)

Basic net income (loss) per common share	$422.95	$(637.05)	$433.33	$(3,098.31)

Weighted average common shares outstanding used to calculate basic net income (loss) per common share	101,358	5,792	38,027	5,787

Diluted net loss per common share	$(1.79)	$(637.50)	$(8.94)	$(3,098.31)

Weighted average common shares outstanding used to calculate diluted net loss per common share	731,970	5,792	688,825	5,787

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Basic:
Numerator:
Net loss	$(511)	$(1,307)	$(8,465)	$(6,159)
Accretion to redemption value of redeemable convertible preferred stock	(3,179)	(3,036)	(9,465)	(9,289)
Reduction in redeemable convertible preferred stock distribution entitlement upon extinguishment	—	313,933	—	313,933
Amounts allocated to participating redeemable convertible preferred stock	—	(266,720)	—	(282,006)
Net income (loss) allocated to common stock—basic	$(3,690)	$42,870	$(17,930)	$16,478
Denominator:
Weighted average number of common stock shares outstanding	5,792	101,358	5,787	38,027
Net income (loss) per share—basic:	$(637.05)	$422.95	$(3,098.31)	$433.33
Diluted:
Numerator:
Net income (loss) allocated to common stock	$(3,690)	$42,870	$(17,930)	$16,478
Adjustments from assumed conversion of redeemable convertible preferred Stock	—	(44,177)	—	(22,637)
Net loss allocated to common stock—diluted	$(3,690)	(1,307)	$(17,930)	$(6,159)
Denominator:
Weighted average number of common stock shares outstanding	5,792	101,358	5,787	38,027
Weighted average number of preferred stock shares outstanding	—	630,612	—	650,798

Total common stock shares equivalents	5,792	731,970	5,787	688,825

Net loss per share—diluted:	$(637.05)	$(1.79)	$(3,098.31)	$(8.94)

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
Harold Van Wart
Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2013

By:	/s/ Sujal Shah
Sujal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 16, 2013

INDEX TO EXHIBITS

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Schema Linkbase Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Labels Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Furnished with this Amendment No. 1.