Form 10-K
period 2013-12-31
CymaBay Therapeutics, Inc.
filed 2014-03-31
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55021

CYMABAY THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3103561
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7999 Gateway Blvd., Suite 130

Newark, CA 94560

(510) 293-8800

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant common stock became registered under the Exchange Act in October 2013. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of March 3, 2014, was 10,064,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2013, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

CYMABAY THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2013

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

CymaBay Overview

CymaBay Therapeutics Inc., formerly Metabolex, Inc., is focused on developing therapies to treat metabolic and rare diseases with high unmet medical needs. Arhalofenate, our lead product candidate, is being developed for the treatment of gout. In Phase 2 clinical trials, arhalofenate has demonstrated two therapeutic actions: the prevention of painful attacks of gout in joints (flares) and the lowering of serum uric acid (sUA) by promoting excretion of uric acid by the kidney. In addition, we believe arhalofenate may provide attributes that physicians identified in a recent survey as the most important when selecting a gout therapy for patients (TreatmentTrends®: Gout U.S. August 2011): no serious safety issues, well tolerated, minimize frequency of flares and use in patients with a broad range of comorbidities (other diseases that individual patients have in addition to gout).

CymaBay has completed three Phase 2 studies of arhalofenate in gout patients in which it demonstrated a consistent pattern of reduction of flare incidence and duration and lowering of serum uric acid (sUA). One additional Phase 2b clinical study of 12 weeks duration is underway to confirm the safety and efficacy of a higher dose prior to initiating Phase 3 studies. Due to arhalofenate’s safety profile and ability to both reduce flares and lower sUA as observed in clinical trials completed to date, we believe that arhalofenate has a differentiated profile that may be attractive for use in a large population, with potential advantages over marketed and emerging agents which have limitations in their efficacy, tolerability, and use in patients with common comorbidities. CymaBay is poised to follow arhalofenate with two additional clinical stage product candidates, one that has potential utility in high unmet need (no existing or limited therapies) and/or orphan diseases (rare diseases) and one in diabetes.

CymaBay has reported net losses of $10.1 million and $11.3 million for the year ended December 31, 2013 and 2012, respectively. Our cash, cash equivalents and marketable securities balances as of December 31, 2013 were $31.2 million. Our average monthly cash usage for the year ended December 31, 2013 was approximately $0.5 million. On September 30, 2013, we sold shares of our common stock and warrants to purchase shares of our common stock in a private placement for aggregate gross proceeds of $26.8 million, and raised an additional $5.0 million in venture debt financing pursuant to a $10.0 million loan agreement which we entered into simultaneously with the private placement on September 30, 2013, resulting in aggregate net proceeds to

CymaBay of $28.8 million after deducting placement agent fees and estimated offering expenses. At the same time we issued shares of our common stock in cancellation of approximately $16.9 million of debt owed to the holder of that debt. On October 31, 2013, we sold additional shares of our common stock and warrants to purchase shares of our common stock, which sales are also part of the private placement, for net proceeds of $2.2 million after deducting placement agent fees and estimated offering expenses. Further, on November 22, 2013, we entered into an agreement with investors to purchase shares of our common stock and warrants to purchase shares of our common stock as part of the private placement for net proceeds of $2.7 million, which sales occurred on January 29, 2014, after the listing of our common stock on the over-the-counter market. We refer to the private placement, the venture debt financing and the issuance of our common stock in cancellation of the $16.9 million of debt as the 2013 financing. After giving effect to the 2013 financing, we believe that our existing cash will allow us to continue operation through the second quarter of 2015. Concurrent with the portion of the 2013 financing that closed on September 30, 2013, we engaged in a 1-for-79.5 reverse split of our preferred stock and common stock, which we refer to as the reverse stock split, and all of the shares of our outstanding preferred stock converted to common stock. The discussion in this Annual Report gives retroactive effect to the reverse stock split for all periods presented. The conversion of the preferred stock is also reflected in this Annual Report, except where specifically stated to the contrary.

Implications of Being an “Emerging Growth Company”

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an “emerging growth company,” we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	reduced disclosure about our executive compensation arrangements;

•	no requirement that we solicit non-binding advisory votes on executive compensation or golden parachute arrangements; and

•	exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

CymaBay intends to take advantage of the reduced disclosure obligations. Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can elect to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. CymaBay has elected to avail itself of this exemption to take advantage of the extended transition period for complying with new or revised accounting standards.

CymaBay could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which CymaBay’s annual gross revenues exceed $1 billion, (ii) the date that CymaBay becomes a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of CymaBay’s common stock that are held by non-affiliates exceeds $700 million as of the last business day of CymaBay’s most recently completed second fiscal quarter, (iii) the date on which CymaBay has issued more than $1 billion in non-convertible debt during the preceding three-year period and (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act. At this time CymaBay expects to remain an “emerging growth company” for the foreseeable future.

CymaBay also qualifies as a “smaller reporting company” and thus has the advantage of not being required to provide the same level of disclosure as larger public companies.

CymaBay Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing proprietary new medicines for diseases with high unmet medical need. Key elements of our strategy are to:

•	develop arhalofenate as a treatment for gout, including through a Phase 2b trial and Phase 3 trials;

•	obtain U.S. Food and Drug Administration (FDA) approval for arhalofenate as a treatment for gout;

•	pursue partnerships to broadly commercialize arhalofenate;

•	develop our other product candidates subject to availability of resources; and

•	strengthen our patent portfolio and other means of protecting exclusivity.

CymaBay Pipeline Overview

Our pipeline includes three unpartnered clinical stage programs and a number of partnered and unpartnered preclinical programs. Across this portfolio, a total of 21 clinical studies, including nine Phase 2 studies, have been completed. An investigational new drug application (IND) has been filed with the FDA for each clinical stage program. An IND for arhalofenate in gout was filed in April 2011. An IND for MBX-2982 in diabetes was filed in January 2008. The IND for MBX-8025 was filed by Johnson & Johnson Pharmaceutical Research & Development in July 2005 and transferred to CymaBay in March 2007.

Arhalofenate—Gout

Gouty arthritis, or simply gout, is the most common form of inflammatory arthritis in men and affects more than 8 million people in the United States (U.S.). The hallmark symptom of gout is a flare, characterized by debilitating pain, along with tenderness and inflammation of affected joints. Gout has a significant impact on patients’ quality of life and health care utilization. Patients experiencing gout flares miss an average of 4.6 more days of work per year than those without gout. Gout flares also result in increased health care utilization with approximately 35% of moderate and 50% of severe gout patients who experience a flare having at least one acute care visit per year.

Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate (MSU) crystals. MSU crystals are formed when the concentration of uric acid in tissues exceeds its solubility limit, approximately 6.8 milligrams per deciliter (mg/dL). Elevated levels of circulating uric acid, or hyperuricemia, most commonly results from the under excretion of uric acid in the kidney. This is caused by its reabsorption from urine and transport back to the blood by specialized urate transporters/exchangers in the proximal renal tubule. Long term accumulation of MSU crystals in the body leads to the progression of gout with an increase in the frequency of flares, the involvement of multiple joints, the formation of visible masses of MSU crystals (tophi) and the debilitation that results from deformation of joints.

Many scientific surveys and large clinical studies in gout indicate that gout patients have a high incidence of cardiovascular and metabolic comorbidities, such as hypertension (50% or more), coronary artery disease (>35%), chronic kidney disease (~40%), and diabetes (~20%). Managing patients with these comorbidities is challenging because many of them are contraindicated in the medication currently used to treat gout. Examples include corticosteroids which can cause hypertension and worsening of dysglycemia and non-steroidal anti-inflammatory drugs (NSAIDs) which have renal toxicity.

Market Opportunity

Unmet Needs in the Treatment of Gout

Of the 8 million patients with gout in the U.S., we estimate that over 3 million are on urate lowering therapy (ULT) and of these patients on ULTs, about 1 million will continue to experience 3 or more flares per year, with significant impact to patient quality of life and the health care system. According to a 2012 study, patients having 3 or more flares per year typically incur $10,000 more in annual health care costs than patients without gout (Wu, et. al., 2012 Comorbidity Burden, Healthcare Resource Utilization, and Costs in Chronic Gout Patients Refractory to Conventional Urate Lowering Therapy Am J Therapeutics 19:e157-e166). In order to halt the progression of the disease and provide long term reduction in flares, MSU crystals must be eliminated from the body. Therefore, the two major goals of gout treatment are to prevent flares and lower sUA to below 6 mg/dL in order to dissolve MSU crystals from tissue. The most important limitation in achieving these goals is that all existing ULTs paradoxically cause an increase in flares upon initiation of treatment, leading many patients to discontinue or avoid therapy. Non-adherence to therapy is a significant problem. In one long term study, only about 40% of allopurinol patients reached the goal of sUA < 6 mg/dL (Febuxostat Briefing Package FDA Advisory Committee Meeting November 24, 2008). Failure to get to goal results in progression of the disease and continued flaring.

Limitations of Current Therapies

Allopurinol and febuxostat (marketed by Takeda Pharmaceutical Company Limited as Uloric®), the most common drugs prescribed to lower sUA, increase flares for up to 6 – 12 months following initiation of treatment. The ULT-initiated flare phenomenon is common to marketed ULTs and leads to increased health care utilization and high patient discontinuation with progression of disease.

To address the increase in flare rate associated with initiation of ULT therapy, anti-inflammatory drugs such as colchicine and NSAIDs are co-prescribed with ULTs. However, use of these agents carries a risk for causing adverse effects. Some known adverse effects of colchicine include diarrhea, nausea, vomiting, destruction of skeletal muscle, neuromuscular toxicity, and decreased blood cell production. Chronic use of NSAIDs, which only provide symptom relief, is associated with increased risk of renal toxicity, gastrointestinal (GI) bleeding and cardiovascular events. Similarly, steroids are linked to hypertension and a worsening of blood glucose, which is problematic for diabetics and patients with hypertension and/or heart disease, respectively. Given the prevalence of cardiovascular and metabolic comorbidities in gout patients, the use of these agents can be problematic in a significant number of gout patients.

Anti-Flare Competition

The largest selling branded gout drug in the U.S. is Colcrys® (branded colchicine), marketed by Takeda for the prevention and treatment of gout flares. Despite the availability of low cost generic NSAIDs and steroids, Colcrys had total U.S. sales of approximately $629 million in 2013 (IMS Health data) highlighting the importance of preventing and treating gout flares effectively. While colchicine has been shown to reduce the percentage of patients experiencing flares by 57%, it carries limitations in terms of safety and tolerability.

Serum Uric Acid Lowering Competition

Xanthine oxidase (XO) inhibitors (allopurinol and febuxostat) dominate the ULT market with generic allopurinol up to 300 mg accounting for about 90% of ULT prescriptions in the U.S. Allopurinol may potentially lead to undertreatment because of the occurrence of skin rash and a rare but serious hypersensitivity reaction which can be fatal. In addition, it must be used with caution in renally impaired patients (a common comorbidity in gout) and is recommended to undergo dose escalation. Febuxostat, approved by the Food and Drug Administration (FDA) in 2009 and marketed in the U.S. by Takeda as Uloric, is the first new treatment approved for gout in more than 40 years.

Lesinurad is a drug in Phase 3 development by AstraZeneca PLC. Like arhalofenate, it lowers sUA by promoting the excretion of uric acid by the kidney. However, lesinurad, like all other ULTs, has been shown to increase flares upon initiation of treatment. Lesinurad is being studied as an add-on treatment to allopurinol patients not reaching target sUA levels, as an add-on to febuxostat in tophaceous gout patients and as monotherapy (given as a single drug) for patients who are intolerant to XO inhibitors.

While medically important, we believe the case for sUA lowering alone is not sufficient to ensure success in the market because hyperuricemia is asymptomatic and patients usually seek treatment for their flares.

Arhalofenate Addresses the Unmet Needs in Gout

CymaBay believes that a significant opportunity exists for arhalofenate as a result of its combined anti-flare and sUA lowering profile for the treatment of gout. Arhalofenate has the potential to address key unmet needs by preventing flares and achieving sUA target goals as monotherapy. In patients who need additional sUA lowering, arhalofenate may be combined with other ULTs to significantly reduce sUA without the induction of flares seen with other ULTs.

CymaBay has undertaken an analysis of the gout market expected at the time of arhalofenate’s launch. Arhalofenate has dual pharmacology, whereas other gout drugs on the market or in development, are limited to one of either anti-flare or sUA lowering. Given arhalofenate has demonstrated the ability in our Phase 2 studies to reduce and prevent flares while also lowering sUA, we believe it has the potential to be the preferred alternative for the approximately 1 million patients who flare 3 or more times per year despite being on ULT. The poor compliance of patients treated with existing ULTs also leads to more than 1 million discontinuations and restarts of therapy every year. The cycling of patients on and off ULTs would offer opportunities for physicians to switch patients on other therapies to arhalofenate.

As a monotherapy, we believe arhalofenate has the potential to be a single, safe, easy-to-use replacement for the combination of allopurinol and Colcrys, which is the current standard of care.

For those patients needing additional sUA reduction, our clinical trial data have demonstrated that arhalofenate has the potential to be combined with febuxostat to provide large (~60%) reductions in sUA, but without the large increases in the incidence of flares seen with all other ULTs.

Arhalofenate Overview

Scientific Rationale

Arhalofenate is a prodrug which upon absorption is converted to its active form, arhalofenate acid. Arhalofenate acid’s dual actions are to block the MSU crystal-stimulated production of IL-1ß by macrophages (white blood cells that play an important role in the body’s defense against pathogens and foreign matter) in joints and to inhibit uric acid reabsorption by urate transporters in the kidney.

Anti-Inflammatory Activity

We believe, arhalofenate (through arhalofenate acid) is unique among available anti-inflammatory drugs because it prevents the initiation of the inflammatory cascade and acts upstream from other therapies used for the prophylaxis and treatment of gout flares. The anti-inflammatory action comes from a unique trans-repression (a type of inhibition) of peroxisome proliferator-activated receptor-gamma (PPARg) which blocks the production of IL-1ß and other inflammatory proteins by macrophages that produce a flare. Neutralization of IL-1ß has been shown in clinical trials to reduce flares by about 70%. Because arhalofenate acid acts upstream of colchicine, it may be able to replace colchicine.

The anti-inflammatory mechanism of arhalofenate acid has been shown in preclinical models. In experiments with isolated macrophages, arhalofenate acid is able to suppress MSU crystal-stimulated release of IL-1ß protein by blocking expression of the precursor pro-IL-1ß gene. Importantly, this activity is seen at concentrations that are achieved in humans.

In vivo confirmation of this effect was seen in a mouse model of gouty inflammation. Injecting MSU crystals into mice produces many of the molecular and cellular steps involved in a gout flare. As shown below, administration of arhalofenate at doses that produce clinically relevant exposures was able to suppress the release of IL-1ß in response to MSU crystals to a degree similar to that of dexamethasone, a potent anti-inflammatory steroid drug. Importantly, it also suppresses other important inflammatory mediators, such as CXCL1, CXCL2 and MCP-1(chemokine (C-X-C motif) ligand 1 and ligand 2 and monocyte chemotactic protein 1), that colchicine does not.

Uric Acid Lowering Activity

Uric acid is an anionic, or negatively charged, molecule that is removed from the body by filtration through the kidney into urine. For about 80-90% of patients, hyperuricemia is a result of under excretion of uric acid due to its reabsorption by organic anion transporters (OAT) in the proximal renal tubule. Arhalofenate acid blocks 14C-uric acid uptake in an embryonic kidney cell line that expresses human urate transporter 1 (URAT1), one of the predominant renal transporters of urate. The inhibition is pharmacologically relevant because it occurs at concentrations that are less than those seen in human urine in clinical trials. Arhalofenate acid was shown to inhibit uric acid uptake by URAT1, OAT4 and OAT10, three of the transporters that play a critical role in uric acid reabsorption. The pattern of attenuation of uric acid transport is similar to that of other uricosuric drugs such as lesinurad. This mechanism is consistent with the clinical pharmacology in which arhalofenate was shown to dose-dependently increase urate clearance into urine in gout patients.

The available preclinical evidence provides an explanation for the dual mode-of-action observed for arhalofenate in treating gout patients. CymaBay has completed three clinical studies in gout patients which have shown that arhalofenate has the potential for both decreasing the incidence, severity and duration of gout flares, including those that often occur upon initiation of ULT, and reducing sUA.

CymaBay has completed a nonclinical program for arhalofenate, including genotoxicity, chronic repeat dose toxicology in rats and monkeys, safety pharmacology, reproductive toxicology and 2-year rodent carcinogenicity studies. The results of these studies have all been submitted to and received by the FDA.

CymaBay has developed a manufacturing process for arhalofenate and ~200 kg of drug substance is available to initiate the Phase 3 program. Tablets for the Phase 2b study have already been manufactured. Both the drug substance and tablet manufacturing processes will be scaled up to support the registration and commercial chemistry, manufacturing and controls program.

Clinical Studies with Arhalofenate

The Gout Development Program

Arhalofenate has been studied in three Phase 2 gout clinical trials including a monotherapy study, febuxostat combination study and an allopurinol combination study.

Monotherapy Study

The monotherapy study was a randomized, double-blind, placebo-controlled study evaluating the safety and efficacy of arhalofenate for the treatment of hyperuricemia in patients with gout. Arhalofenate was given daily at doses of 400 mg and 600 mg for four weeks. A total of 64 patients completed the treatment phase: 22 received placebo, 20 received arhalofenate 400 mg, and 22 received arhalofenate 600 mg. All randomized patients also received colchicine 0.6 mg daily as flare prophylaxis, a preventive treatment for flares. Compared to placebo, patients treated with arhalofenate demonstrated dose-dependent reductions in gout flare and sUA, as shown below. The proportion of patients reporting at least one flare during the treatment phase was 23% (5 of 22), 20% (4 of 20), and 5% (1 of 22) in the placebo, 400 mg, and 600 mg groups, respectively. In addition to flare frequency, both severity and duration of flare were less in arhalofenate-treated patients.

Overall, adverse events (AEs) were similar among the placebo and arhalofenate-treated groups. There were no severe or serious AEs, discontinuations due to AEs, or deaths during the study. Overall, the types and frequencies of AEs were similar among patients receiving placebo or arhalofenate 400 mg or 600 mg and there were no clinically meaningful differences observed in safety laboratory test results.

Febuxostat Combination Study

In the febuxostat combination study, arhalofenate up to 600 mg daily was added to febuxostat 80 mg in an open-label, in-patient study to determine the efficacy, safety, and tolerability of arhalofenate in combination with 80 mg febuxostat once daily. A total of 11 patients were dosed with 80 mg febuxostat during Week 1, 80 mg febuxostat plus 400 mg arhalofenate during Weeks 2-3 and 80 mg febuxostat plus 600 mg arhalofenate during Weeks 4-5. All patients also received 0.6 mg colchicine daily as prophylaxis for gout flare.

The proportion of these patients reporting at least one flare was 18% (2 of 11 patients) during Week 1 (febuxostat 80 mg) and 18% (2 of 11 patients) during Weeks 2-3 (febuxostat 80 mg plus arhalofenate 400 mg), respectively. No patient reported the initiation of a flare during Weeks 4-5 (febuxostat 80 mg plus arhalofenate 600 mg). The proportion of patients reporting at least one flare in the two-week follow-up period was 27% (3 of 11 patients).

Mean sUA reductions were -48% at Day 8 (febuxostat 80 mg), -54% at Day 22 (febuxostat 80 mg plus arhalofenate 400 mg), and -60% at Day 36 (febuxostat 80 mg plus arhalofenate 600 mg). Historically, one week of dosing with febuxostat 80 mg has been shown to give the full effect of sUA reduction, and the mean reductions in this study at Day 8 are consistent with other reported study results. The proportion of patients who achieved various sUA target levels during treatment is shown below. Patients with advanced gout have large stores of MSU crystals in the body, and driving sUA levels to lower values (e.g., < 4 mg/dL) has been shown with other ULTs to accelerate clinical benefits such as the reduction of tophi (masses of MSU crystals).

No patients experienced severe or serious AEs or deaths, and there were no discontinuations because of AEs. No clinically meaningful differences were observed among the study treatments in safety laboratory test results.

Allopurinol Combination Study

This study was a randomized, double-blind, placebo-controlled clinical trial designed to evaluate the efficacy, safety and tolerability of arhalofenate 400 mg and 600 mg when given in combination with allopurinol 300 mg and also to evaluate the effect of arhalofenate on the pharmacokinetics (PK, drug levels in the blood) of allopurinol and oxypurinol, the product of metabolism, or active metabolite, of allopurinol that forms in the body after ingestion of allopurinol. Arhalofenate (or placebo) was given once daily at doses of 400 mg and 600 mg, in addition to allopurinol 300 mg, for four weeks to patients who had failed to reach the sUA target of <6 mg/dL with allopurinol 300 mg. All randomized patients also received colchicine 0.6 mg daily as flare prophylaxis. A reduction in gout flares was observed in the arhalofenate plus allopurinol groups compared to the allopurinol only group. The proportion of patients in a pre-specified per protocol population reporting at least one flare during the 4-week treatment phase was 13% (4 of 31) in the allopurinol 300 mg only group, 18% (6 of 34) in the allopurinol 300 mg plus arhalofenate 400 mg group, and 7% (2 of 32) in the allopurinol 300 mg plus arhalofenate 600 mg group. The mean duration of flares was longer in the allopurinol plus placebo group (6.5 days) than in either the allopurinol plus 400 mg arhalofenate group (2.6 days) or the allopurinol plus 600 mg arhalofenate group (3.5 days).

There was no statistically significant difference in sUA reduction in the arhalofenate plus allopurinol groups compared to the allopurinol only group. In the per protocol population, the proportion of patients who reached a sUA target of <6 mg/dL at the end of the treatment phase was 35.5%, 52.9%, and 43.3% in the allopurinol plus placebo group, the allopurinol plus 400 mg arhalofenate group, and the allopurinol plus 600 mg arhalofenate group, respectively. The modest additional sUA reduction observed in the arhalofenate plus allopurinol groups in this study is attributable to an interaction in which arhalofenate reduces the concentration of oxypurinol, the active metabolite of allopurinol. Specifically, arhalofenate promotes the excretion of uric acid as well as oxypurinol given both are typically reabsorbed into the blood stream through the same renal transporters arhalofenate is responsible for blocking.

No severe or serious AEs were reported. Two patients discontinued from the study due to moderate AEs. Overall, the types and frequencies of AEs were similar among the treatment groups and there were no clinically meaningful differences observed among the study treatments in safety laboratory test results.

Prior Clinical Experience with Arhalofenate

Prior to the Phase 2 trials in gout described above, eight Phase 1 studies and four Phase 2 studies in patients with type 2 diabetes mellitus (T2DM) were conducted with arhalofenate. In these studies a total of 873 subjects were studied. Daily treatment with arhalofenate up to 600 mg for up to 24 weeks in T2DM patients was found to be safe and well tolerated. Prior to conducting the third and fourth Phase 2 clinical studies in patients with T2DM, we entered into an exclusive licensing agreement for arhalofenate with Ortho-McNeil in June 2006.

In these T2DM studies, daily treatment with arhalofenate with doses up to 600 mg for up to 24 weeks duration showed improvements in glucose parameters (hemoglobin A1c [HbA1c] and fasting plasma glucose), as well as a lowering of serum triglycerides in patients with elevated levels at baseline. However, given that the observed reductions in HbA1c and fasting plasma glucose were inferior for patients receiving arhalofenate versus for those receiving the comparator drug, ActosTM, arhalofenate’s development for diabetes was abandoned. Ortho-McNeil terminated the license in March 2010 and has no further rights to arhalofenate. Arhalofenate was found to be well tolerated with no meaningful treatment group differences in AEs including those of special interest (edema, weight gain, and upper GI AEs), discontinuation due to AEs, serious AEs, and death. There were no reports of urinary tract stones in any of these studies. In these phase 2 studies, arhalofenate treatment resulted in transient asymptomatic elevations of aminotransferase (AT) enzymes in 1.3% of treated patients (9 of 679 subjects with ≥ 3X upper limit of normal range (ULN) in alanine amino transferase and/or aspartate aminotransferase, two important ATs. There were no significant elevations in the 319 patients receiving placebo in these trials. None of the episodes of AT elevation was associated with elevation in total bilirubin (> 1X ULN) or with other symptoms of liver injury. No instances of severe drug-induced liver injury (DILI) or Hy’s Law were observed.

A pooled analysis of sUA data from these diabetes studies showed statistically significant dose dependent reductions from baseline in mean sUA with arhalofenate: +2% in the placebo group (n=252), -11% in the 200 mg group (n=125), -20% in the 400 mg group (n=174), and -27% in the 600 mg group (n=159); p<0.0001 for each active group vs. placebo comparison. A p-value is a statistical measure of the probability that the difference in two values could have occurred by chance. The smaller the p-value the greater the confidence that the results are significant. For example, in the preceding studies, there is less than a 0.01% probability that the difference between two values is due to chance and, conversely there is a 99.99% probability that the observed difference was not due to chance. Similar sUA reduction was observed in patients with mild to moderate renal impairment and without additional worsening of renal function. Comparable sUA reduction was also achieved with arhalofenate in patients on concomitant low-dose aspirin (up to 325 mg daily) and on diuretics (blood pressure lowering agents).

Conclusions of Arhalofenate’s Clinical Experience

Arhalofenate has been studied in a total of 15 clinical trials with nearly a thousand subjects. These include Phase 1 studies of safety, tolerability and PK, Phase 2 studies of blood glucose effects in diabetics, and Phase 2 studies of sUA and flare effects in gout patients. Arhalofenate has had a consistent pattern of good safety and tolerability. Despite having differing objectives across these studies, arhalofenate demonstrated comparable dose-dependent reductions in sUA.

In addition to its primary characteristics for reduction of flare incidence and duration and in sUA lowering, arhalofenate also has additional features which are important in the gout population. It has shown an ability to lower triglycerides in subsets of patients with elevated serum triglycerides and to improve blood glucose parameters in diabetics, which are common comorbidities in gout patients. In an exploratory analysis, it retained its ability to lower sUA in patients with impaired renal function, another highly prevalent comorbidity in gout patients. In addition, arhalofenate gave comparable reductions in sUA whether or not patients were on low dose aspirin or thiazide diuretic (first-line therapy for uncomplicated hypertension) therapies, these latter agents being known to exacerbate hyperuricemia and to sometimes trigger flares when their treatment is initiated.

In the treatment of over a hundred patients with hyperuricemia and a diagnosis of gout, arhalofenate was safe and well tolerated and produced a consistent reduction in flare incidence and duration and in lowering sUA whether administered alone or in combination with allopurinol 300 mg or febuxostat 80 mg. The time-course of reductions in sUA was gradual and favorable for those of a drug intended to treat gout in which rapid fluctuations in sUA levels are inadvisable. It was shown as a single agent to dose-dependently increase urate excretion and fractional urate clearance, establishing that its sUA mechanism is uricosuria (i.e., it is a uricosuric).

Clinical Development of Arhalofenate for Treatment of Gout

Current Phase 2b Study

The goal of our current Phase 2b study is to investigate the full potential benefit of arhalofenate monotherapy with regard to flare prevention and sUA lowering in a more robust, longer trial. Importantly, we are investigating the benefits of two doses of arhalofenate monotherapy, including a higher dose than we studied in previous gout studies, without colchicine.

This randomized, double-blind, active comparator- and placebo-controlled study will evaluate the safety, flare prevention and sUA-lowering activity of arhalofenate in approximately 225 patients with a diagnosis of gout, hyperuricemia and a history of 3 or more flares in the last 12 months. The study has 5 arms including placebo, arhalofenate (600 and 800 mg), allopurinol (300 mg) and allopurinol (300 mg) plus colchicine (0.6 mg). The primary endpoint of the study is the flare incidence rate for the arhalofenate (800 mg) arm vs. allopurinol (300 mg) following twelve weeks of treatment. A key secondary endpoint is the sUA responder rate (the percentage of patients that achieve sUA levels below 6 mg/dL) for the treatment arms. The study is designed to assess whether arhalofenate can provide sUA lowering comparable to the most commonly prescribed dose of allopurinol (300 mg) and flare reduction similar to colchicine.

Phase 3 Gout Program

The details (design, size, duration, etc.) of the Phase 3 program will be the subject of discussion at an End-of-Phase 2 meeting with the FDA, and will be designed to support an indication for both arhalofenate monotherapy and combination treatment with febuxostat.

In order to support this indication, and the broad use of arhalofenate to both prevent flares and reduce sUA, the Phase 3 clinical program is currently planned to include two pivotal gout studies: one arhalofenate monotherapy study and one study of arhalofenate in combination with febuxostat. These will both be randomized, double-blind studies, with appropriate controls and statistical power. The program will also include a single arm, open label safety study to accumulate additional longer term safety data needed for the New Drug Application (at least 100 patients dosed for 1 year). A small number of Phase 1 studies, including necessary drug-drug interaction studies, or special population studies, will also be conducted prior to registration.

MBX-8025

MBX-8025 has the potential to treat a wide variety of disorders linked to defects in lipid storage, handling and utilization. Previously, it had been in development as a treatment to address all three lipid disorders (elevated LDL-C and triglycerides and suppressed HDL-C) associated with mixed dyslipidemia (abnormal lipid levels in the blood) as well as cardiovascular risk factors that define metabolic syndrome. The development of MBX-8025 has been directed away from this indication because we believe that changes in the regulatory environment for approval for mixed dyslipidemia have significantly increased the risk, time and cost of development. In particular, correspondence with the FDA has indicated that a preapproval cardiovascular outcome study would be required for the mixed dyslipidemia indication and that acquiring the additional data required to support lifting of the PPAR class partial clinical hold would be problematic. Accordingly, we have decided to redirect the future development program for indications in high unmet need specialty and orphan diseases where an outcome study either would not be needed or would be impractical and the risk/benefit assessment of the carcinogenicity findings to the patient would be more favorable. The new indications will be chosen based on anticipated benefits to the patient that are supported by the available scientific and clinical data for MBX-8025.

Regulatory Environment and Scientific Rationale for Alternate Indications

MBX-8025 is a selective agonist (a substance that stimulates a response by binding to a receptor) for the peroxisome proliferator-activated receptor delta (PPARd), a nuclear receptor that regulates genes involved in lipid storage, transport and metabolism (particularly in fatty acid oxidation) and insulin signaling and sensitivity. All drugs that interact with members of the PPAR family (PPARa, PPARd and PPARg), which includes MBX-8025, are subject to an FDA restriction (a partial clinical hold) which limits clinical studies to durations of less than 6 months. The decision as to whether to lift the partial clinical hold involves an assessment of the relevance and perceived risk of the rodent carcinogenicity findings in relation to the anticipated benefit to the patient for the intended indication. Other compounds that interact with PPAR receptors have been found to result in treatment related tumors in rodents that were concluded not to be relevant to humans, but this required detailed analysis of the data and additional de-risking studies. We have completed the 2-year rodent carcinogenicity studies with MBX-8025 as well as additional follow-up studies requested by the FDA. The FDA does not believe that the risk-benefit profile for development of MBX-8025 for the mixed dyslipidemia indication merits lifting the partial clinical hold based on data that we have submitted to date. Additional experiments would be needed to de-risk the findings for this indication and it is unclear whether they are feasible. Thus, we prefer to repurpose MBX-8025 for higher unmet medical need indications. The risk-benefit profile for the intended patient population and the scientific rationale for expecting efficacy are important considerations in the future development of MBX-8025.

In studies with cells and animal tissues, treatment with MBX-8025 was shown to favorably upregulate genes involved in the metabolism and handling of lipids. In preclinical studies in rodents, dogs and primates, MBX-8025 demonstrated a variety of beneficial effects on the lipid profile and other metabolic parameters. MBX-8025 treatment increased peripheral oxidation of fatty acids leading to reduced levels of triglycerides (TGs) and low-density lipoprotein (LDL), while raising high-density lipoprotein (HDL). MBX-8025 inhibited fat mass accumulation, resulting in attenuation of body weight gain in rodent models of obesity. In a Phase 1 study in healthy human subjects, MBX-8025 demonstrated favorable effects in lowering TGs, LDL and raising HDL.

In human clinical studies, MBX-8025 had favorable effects on circulating lipids as well as a benefit in biochemical markers of liver health. Accordingly, we have recognized a range of indications linked to both lipid and hepatic disorders that may be applicable to treatment with MBX-8025 through it’s PPARd mechasnim. As one example, homozygous familial hypercholesterolemia (HoFH) is a rare genetically inherited disorder in which loss or diminished function of the low density lipoprotein receptor (LDL-R) leads to extremely high levels of LDL cholesterol (LDL-C), early disease and death in early adulthood. MBX-8025 has been shown to reduce LDL-C, and studies in mice with other PPARd agonists have shown that they are able to reduce LDL-C in mice which lack the LDL-R. Thus, it is possible that MBX-8025 may have the potential to provide LDL-C lowering with clinical benefit to patients with HoFH. We are currently exploring the feasibility and potential for use of MBX-8025 in HoFH, as well as in other rare diseases in which a scientific rationale exists based on clinical results observed to date with MBX-8025 and/or other known molecular, cellular or mechanistic information that suggests a potential benefit from stimulating PPARd.

Nonclinical Overview

Three-month toxicology studies in rodents (alone and in combination with atorvastatin, the generic name of the cholesterol lowering drug Lipitor®) and in monkeys have been completed. In addition, the 2-year carcinogenicity studies in mice and rats have been completed. Johnson & Johnson Pharmaceutical Research & Development filed an IND for this compound with the FDA in July 2005 and subsequently transferred the application to CymaBay in March 2007.

Clinical Studies with MBX-8025

Five Phase 1 clinical studies and one Phase 2 clinical study with MBX-8025 have been completed. The 8-week Phase 2 study investigated MBX-8025 at doses of 50 or 100 mg/day in moderately obese patients with mixed dyslipidemia. The study demonstrated that treatment with MBX-8025 led to significant reductions in total LDL (~20%) and selective depletion of the small dense atherogenic (promotion of arterial plaque formation) LDL particles, resulting in improvement in the LDL particle size profile. It also decreased TGs (~30%) and raised HDL (~12%). This combination of effects significantly decreased the atherogenic risk of patients’ lipid profile. When administered in combination with atorvastatin (Lipitor®), MBX-8025 provided a comprehensive improvement in all lipid and cardiovascular risk parameters without side effects seen in other combination lipid therapies. The Phase 2 study results have been published in the peer-reviewed journals Atherosclerosis and Journal of Clinical Endocrinology & Metabolism.

In addition, MBX-8025 addressed other aspects of metabolic syndrome, including improvements in insulin sensitivity and trends toward decreased waist circumference and body fat. Over half of the patients that entered the Phase 2 study meeting the criteria for metabolic syndrome no longer met the criteria at the end of the study. MBX-8025 demonstrated potent anti-inflammatory activity resulting in 43-72% reductions of high-sensitivity C-reactive protein. MBX-8025 also improved surrogate markers of liver health, suggesting the possibility that it may reduce abnormal fat accumulation in the liver. All of these effects provide potential benefits to patients in multiple high unmet need diseases.

Next Steps in Development of MBX-8025

The pharmacological action of MBX-8025 has been established in the setting of mixed dyslipidemia, but because this indication does have other therapies available, we believe its greatest benefit to patients is likely to be in orphan or other high unmet need indications. We are actively engaged in a selection process that involves using the scientific literature together with scientific experts and regulatory authorities to prioritize among the therapeutic opportunities that have a rational connection to PPARd’s role in human health and disease.

MBX-2982

Type 2 diabetes is a chronic debilitating disease characterized by a progressive loss of the normal control of glucose levels in the blood and other tissues. There are several established and emerging classes of drug therapies for diabetes. Over the last decade, injectable drugs have emerged as competing drugs with significant benefits in glucose control as well as effects on weight loss and the potential to protect the pancreas from the damage caused by the progression of diabetes. These drugs are primarily analogs of the natural hormone glucagon-like 1 peptide (GLP-1), and include exenatide, liraglitide and lixisenatide among others. These drugs are given by subcutaneous injection once or twice daily. Their action is to provide glucose-regulated insulin secretion with weight loss and the potential to preserve function of pancreatic islets. New members of this class with once weekly to once monthly dose schedules have been approved or are in late stage development. In spite of the variety of drugs available for the treatment of diabetes, the medications used to manage diabetes have not led to optimal control of hyperglycemia and many are associated with dose-limiting side effects. MBX-2982 is an oral, G-protein coupled receptor (GPR119) agonist being evaluated as a novel therapeutic agent for patients with T2DM, with a dual mechanism including direct effects and indirect effects mediated by gastrointestinal hormones known as incretins on glucose-dependent insulin secretion, as well as potentially beneficial effects on islet health.

GPR119 is expressed in pancreatic islet cells and gastrointestinal hormone secreting cells (enteroendocrine cells). Activation of GPR119 in pancreatic ß-islets either by natural (endogenous) substances or by drugs developed to interact with it (GPR119 agonists) results in direct stimulation of glucose-dependent insulin secretion in vitro. Activation of GPR119 in intestinal enteroendocrine cells either by endogenous substances or by GPR119 agonists results in stimulation of glucagon-like peptide 1 (GLP-1) and gastrointestinal inhibitory peptide release, and subsequent enhanced glucose-dependent insulin secretion and suppression of glucagon, leading to improved acute glucose tolerance, both in vitro and in vivo. MBX-2982 was synthesized and screened as a GPR119 agonist, and is capable of activating endogenous GPR119 in a cell line over-expressing the receptor. MBX-2982 has been shown to increase glucose-dependent insulin secretion in both in vitro and in animal models. MBX-2982 also increases incretin hormone levels in animals, which may contribute to its glucose lowering effects.

Nonclinical studies show that MBX-2982 has desirable effects on blood glucose levels, and this effect is additive to the effect of the dipeptidyl peptidase-4 (DPP-4) inhibitor, sitagliptin. Based on these results, there may be an important role for MBX-2982 as a novel therapeutic agent in the treatment of T2DM, alone or in combination with other anti-diabetic agents, including the DPP-4 inhibitors. Presently, there are no other agents approved in the U.S. within this pharmacologic class for the treatment of T2DM.

Extensive preclinical toxicological (up to 6 months in rats and dogs) have been completed, and PK profiling of MBX-2982 has shown low potential for safety risk. We filed an IND for MBX-2982 with the FDA in January 2008.

Clinical Studies with MBX-2982

Four Phase 1 clinical studies and one Phase 2 clinical study with MBX-2982 have been completed and the safety and PK review showed no safety or tolerability concerns with MBX-2982 administered in escalating doses (25, 100, and 300 mg/day) tested for up to 4 weeks of dosing. A four-week study in type 2 diabetics can be summarized as follows:

•	MBX-2982 generally lowered mean weighted glucose and post-meal glucose during an extended mixed-meal tolerance test (MMTT), although not always to a statistically significant degree and not to the extent of sitagliptin. The effect at the 300 mg dose may have been mitigated by the inclusion of a very small number of patients who experienced extreme worsening of glucose to the degree of being statistical outliers. Decreases in fasting glucose were generally not observed with MBX-2982.

•	Four weeks of treatment with MBX-2982 tended to increase insulin, active GLP-1, and total GLP-1 during an extended MMTT. Decreases in glucagon were not as consistently observed. Changes in active GLP-1 were not as robust as those observed with sitagliptin. Four weeks of treatment with MBX-2982 also tended to increase fasting insulin and c-peptide, and decrease fasting triglycerides.

•	Overall, the data suggest that MBX-2982 may decrease glucose, potentially through effects on GLP-1, glucagon, and insulin. Changes in HbA1c are difficult to assess over a 4-week treatment period, but trended in the downward direction. Glucose-lowering effects and mechanism of action will need to be explored more robustly in longer duration trials of MBX-2982.

•	The PK results observed in this study are similar to those seen in the completed Phase 1 study that used the same formulation, demonstrating dose-dependent increases in drug exposure and a profile supporting once daily oral dosing.

•	MBX-2982 at doses of 25, 100, and 300 mg was safe and well tolerated.

Based on these results, we believe further testing with MBX-2982 in combination with sitagliptin and/or metformin for the treatment of diabetes is warranted.

Next Steps in Development of MBX-2982

Prior to conducting the fourth Phase 1 clinical study and the Phase 2 clinical study, we entered into an exclusive license agreement for MBX-2982 with Sanofi-Aventis in June 2010. In June 2011, Sanofi-Aventis terminated the license and has no further rights to MBX-2982. A proof-of-concept study has been designed to determine the effects of MBX-2982 on fasting and post-challenge blood glucose in patients with T2DM either as dual therapy in combination with either metformin or sitagliptin, or as triple therapy in combination with metformin and sitagliptin. Successful achievement of study goals would position the drug for a Phase 2b study, followed by a Phase 3 program.

We do not anticipate conducting this study until a suitable partner is found to contribute funding or resources for the project, or until sometime in the future when we have sufficient capital resources.

License Agreements and Intellectual Property

General

CymaBay actively seeks to obtain, where appropriate, patent protection and regulatory exclusivity for the proprietary technology that it considers important to its business, including compounds, compositions and formulations, their methods of use and processes for their manufacture both in the United States and other countries. CymaBay also relies on trade secrets, know-how, continuing technological innovation and in-licensing to develop and maintain its proprietary position. Our success depends in part on our ability to obtain, maintain and enforce proprietary protection for our product candidates, technology and know–how, to operate without infringing the proprietary rights of others, and to exclude others from infringing our proprietary rights. However, patent protection may not afford CymaBay complete protection against competitors who seek to circumvent CymaBay’s patents.

CymaBay also depends upon the skills, knowledge, experience and know-how of its management, research and development personnel, as well as that of its advisors, consultants and other contractors. To help protect its proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, CymaBay currently relies and will in the future rely on trade secret protection and confidentiality agreements to protect its interests. To this end, CymaBay requires all of its employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to it of the ideas, developments, discoveries and inventions important to its business.

Collaborations and Licensing Agreements

CymaBay has entered into various arrangements with licensors and licensees. The current collaborations are summarized below.

Ortho: In August 2006, CymaBay entered into a strategic alliance with Ortho-McNeil, Inc.. As part of the alliance, Janssen Pharmaceutical NV, an affiliate of Ortho-McNeil, granted to CymaBay an exclusive worldwide, royalty-bearing license to MBX-8025 and certain other PPARd compounds (the “PPARd Products”) with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, CymaBay has full control and responsibility over the research, development and registration of any PPARd Products and is required to use diligent efforts to conduct all such activities. Janssen has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen has a right of first negotiation under the agreement to license a particular PPARd

Product from CymaBay in the event that CymaBay elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen is entitled to receive up to an 8% royalty on net sales of PPARd Products. Under the terms of the agreement, if CymaBay does not expend more than a de minimus amount of effort and resources on the research and/or development of at least one PPARd product, such action would constitute a default under the agreement. In addition, if CymaBay fails to make any payment called for under the agreement, discloses any non-exempt confidential information related to the agreement, or fails to use diligent efforts to promote, market and sell any PPARd product under the agreement, such action would constitute a default under the agreement. In the event of such default, or upon CymaBay’s termination of the agreement, CymaBay shall grant Janssen a worldwide, exclusive, irrevocable license under the agreement in all information that is controlled, developed or acquired by CymaBay which relate to a PPARd compound or PPARd product and in all patents that are filed during the term of the agreement with a priority date after the effective date of the agreement and relate to a PPARd compound or PPARd product.

In June 2010, CymaBay entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Jansen) to further develop and discover undisclosed metabolic disease target agonists for the treatment of T2DM and other disorders and received a one-time nonrefundable technology access fee related to the agreements. CymaBay is also eligible to receive up to $330 million in contingent payments if certain development and commercial events are achieved as well as royalties on worldwide net sales of products. No such payments have been made to date. Under the terms of the agreements, Jansen has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease targets and is required to use diligent efforts to conduct all such activities. A joint steering committee with equal representation from each party will oversee the development of products. Following June 2012, all decisions of the joint steering committee will be made by Jansen. CymaBay has the sole responsibility, for the preparation, filing, prosecution, maintenance of, and defense of the CymaBay patents with respect to, metabolic disease target agonists. Under the terms of the agreements, if CymaBay discloses any non-exempt confidential information related to the agreements, such action would constitute a default under the agreements. In addition, if CymaBay breaches any of its representations or warranties under the agreements, such action would constitute a default. In the event of a default, the agreements do not provide that CymaBay will lose any of its rights to the intellectual property developed under the agreement.

DiaTex: On June 30, 1998, we entered into a License and Development Agreement with DiaTex, Inc. Under the agreement, DiaTex granted us an exclusive license to develop and commercialize therapeutic products containing halofenate, its enantiomers (mirror images, including arhalofenate), derivatives, and analogs (the licensed products) for the treatment of diseases. Under terms of the agreement, DiaTex will work cooperatively and assist us in conducting a program for the research and development of halofenate and its enantiomers including the right to sublicense, to use and to practice all patents controlled by DiaTex that claim halofenate and its enantiomers, and all information, data, know-how, trade secrets, inventions, developments, results, techniques and materials, whether or not patentable, that are necessary or useful towards such commercialization. Under the agreement, we are obligated to use diligent efforts to conduct preclinical and clinical testing of halofenate and its enantiomers in order to determine its efficacy for use in the treatment or prevention of human diseases or conditions. On April 15, 1999 the agreement was amended by the parties to allow DiaTex to transfer to us their interest in an IND application that they filed with the FDA. The amendment also provided for DiaTex to indemnify us against any and all losses resulting or arising from any third party claims, actions or proceedings under the IND application, any negligent or wrongful acts or omissions of DiaTex in connection with the IND application, and any misrepresentations by DiaTex relating to the license agreement. Under the amendment, we will provide the same indemnifications to DiaTex with respect to any third party claims, actions, or proceedings in connection with negligent or wrongful conduct of clinical trials relating to the license agreement, provided the claims are not related to negligent or wrongful acts or omissions committed by DiaTex.

The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as a 2% royalty payment on any net sales of products containing arhalofenate. A $50,000 milestone payment was made in May 2005 but no other milestone or royalty payments have been made since then. The agreement will expire upon the expiration of the last of DiaTex’s patents related to the license granted, or, if later, the expiration of all payment obligations under the agreement. The agreement may also terminate upon a material breach by DiaTex or us, if written notice of such breach is delivered to the breaching party, and the breaching party has not (i) cured the breach or (ii) initiated good faith efforts to cure the breach within a specified time period. Under the terms of the agreement, if we fail to use diligent efforts to conduct preclinical and clinical testing of halofenate and its enantiomers to determine its efficacy for use in the treatment or prevention of human diseases or conditions, fail to make any payment called for under the agreement, or disclose non-exempt confidential information under the agreement, such action would constitute a material breach under the agreement. In addition, if we fail to execute all instruments and assignments or fail to take any action to effect joint ownership of any enantiomer patent with DiaTex, such action would constitute a material breach under the agreement. We may terminate the agreement at any time if we determine we are no longer interested in DiaTex’s license grant, provided we provide sufficient written notice within a specified time period.

Research and Development Agreements

INC Research: In February 2014, we entered into a Master Services Agreement with INC Research, LLC and related initial work order for INC Research to provide contract clinical research and development services to us in connection with our Phase 2b study. The Agreement provides that we may engage INC Research from time to time to provide services in accordance with work orders mutually agreed and budgeted between the parties for clinical research and development of arhalofenate which total is anticipated to exceed approximately $8 million. The master services agreement provides customary terms and conditions, including those for performance of services by INC Research in compliance with work orders, standard operating procedures, FDA and ICH requirements and all applicable laws. We remain responsible for all regulatory responsibilities and the determination of any work orders, subject to mutual agreement on the specific terms of any such work orders. The master services agreement has a term of five years; provided that we may terminate the master services agreement or any individual work order on thirty (30) days written notice, or immediately in the event of any safety risk associated with the services the being performed. In addition, either party may terminate the master services agreement or any applicable work order upon thirty (30) days written notice for a material breach by the other party.

Intellectual Property

CymaBay owns and co-owns approximately 39 United States patents, 158 foreign patents, as well as 22 United States patent applications and 148 foreign and Patent Cooperation Treaty applications which are counterparts to certain United States patents and patent applications. In addition, we license from third parties approximately 6 United States patents and 1 United States patent application, 77 foreign patents and 22 foreign and Patent Cooperation Treaty applications which are counterparts to certain United States patents and patent applications. These patents and patent applications include claims covering various aspects of our product pipeline and research and development strategies, including: arhalofenate crystal forms, methods of use both alone and in combination with other drugs and methods of manufacture, certain PPAR delta agonists, their compositions and uses, certain GPR119 agonist compositions and uses and undisclosed metabolic disease target agonist compositions and uses.

Patent and trade secret protection is critical to our business. Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property to extend the life of patents covering our product candidates, to preserve trade secrets and proprietary know-how, and to operate without infringing the patents and proprietary rights of third parties we actively seek patent protection in the U.S.

Manufacturing

CymaBay does not currently own or operate manufacturing facilities for the production or testing of arhalofenate or other product candidates that it develops, nor does it have plans to develop its own manufacturing operations in the foreseeable future. CymaBay presently depends on third party contract manufacturers to obtain all of its required raw materials, Active Pharmaceutical Ingredients (APIs) and finished products for its clinical studies for arhalofenate. CymaBay has executed manufacturing agreements for its API and tablet supplies of arhalofenate with established manufacturing firms which are responsible for sourcing and obtaining the raw materials necessary for the finished products. The raw materials necessary to manufacture the API for arhalofenate, MBX-8025 and MBX-2982 are available from more than one source and CymaBay has also executed manufacturing agreements for the APIs and products for MBX-8025 and MBX-2982.

Siegfried AG

On April 30, 2012, CymaBay entered into a Development and Clinical Manufacture Agreement with Siegfried AG for the manufacturing of the API necessary for the tablet form of arhalofenate. Under the agreement, CymaBay shall deliver or Siegfried shall obtain the raw materials necessary for the API. CymaBay owns the rights, title and interest to the deliverables and intellectual property covering the deliverables generated under the agreement. Siegfried shall grant a non-exclusive license to CymaBay to use Siegfried intellectual property to exploit any product or service based or derived from the deliverables under the agreement. Both Siegfried and CymaBay have agreed to indemnify the other party with respect to losses due to the breach of a covenant or obligation under the agreement or the gross negligence, recklessness or intentional misconduct of the other party. CymaBay may terminate the agreement at anytime with written notice and Siegfried may terminate the agreement in the event CymaBay discontinues its activities related to the development or commercialization of the API for arhalofenate. In addition, either party may terminate the agreement at any time for material breach under the agreement or in the case of insolvency of the other party.

Patheon Inc.

On June 5, 2012, CymaBay entered into a Development and Clinical Manufacture Agreement with Patheon Inc. for the manufacturing of the tablet form of arhalofenate. Under the agreement, CymaBay shall deliver the API or Patheon shall obtain the API from a qualified vendor. CymaBay owns the rights, title and interest to the deliverables and intellectual property generated by Patheon in connection with the performance of the services for CymaBay under the agreement. Both Patheon and CymaBay have agreed to indemnify the other party with respect to losses due to the breach of a covenant or obligation under the agreement or the gross negligence, recklessness or intentional misconduct of the other party. CymaBay may terminate the agreement at anytime with written notice provided that CymaBay terminates the agreement within certain times in advance of the start date of certain services. In addition, either party may terminate the agreement at any time for material breach under the agreement.

Metrics Inc.

On October 31, 2006, CymaBay entered into a Standard Development Agreement with Metrics, Inc. Under the agreement, Metrics will provide CymaBay with pharmaceutical development, formulation and analytical services in consideration of which CymaBay will provide appropriate compensation as outlined in the agreement. CymaBay owns the rights, title and interest to the intellectual property relating to all pharmaceutical products developed or manufactured for CymaBay by Metrics, as well as any active pharmaceutical ingredient provided to Metrics by CymaBay. CymaBay has agreed to indemnify Metrics against third party claims that involve the breach by CymaBay of any of its obligations, warranties or representations under the agreement, and Metrics has agreed to indemnify CymaBay against third party claims that involve (i) the negligence, gross negligence, or intentional misconduct on the part of Metrics, (ii) a failure by Metrics to comply with the law in their performance of the agreement, or (iii) a breach of Metrics’ obligations, covenants, representations, or warranties under the agreement. Either party may terminate the agreement at any time with advance written notice.

Research & Development Costs

Research and development costs for the years ended December 31, 2013 and 2012 were $4.5 million and $9.3 million, respectively.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those CymaBay is developing. The pharmaceutical drug product candidates that CymaBay develops must be approved by the Food and Drug Administration (FDA) before they may be legally marketed in the United States.

United States Pharmaceutical Product Development Process

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act, and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on CymaBay. The process required by the FDA before a non-biological pharmaceutical product may be marketed in the United States generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (GLP) or other applicable regulations;

•	Submission to the FDA of an Investigational New Drug application (IND), which must become effective before human clinical studies may begin;

•	Performance of adequate and well-controlled human clinical studies according to the FDA’s current Good Clinical Practices (GCP), to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

•	Submission to the FDA of a New Drug Application (NDA) for a new pharmaceutical product;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s current Good Manufacturing Practice standards (cGMP), to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

•	Potential FDA audit of the preclinical and clinical study sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources and approvals are inherently uncertain.

Before testing any compounds with potential therapeutic value in humans, the pharmaceutical product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the pharmaceutical product candidate. These early proof-of-principle studies are done using sound scientific procedures and thorough documentation. The conduct of the single and repeat dose toxicology and toxicokinetic studies in animals must comply with federal regulations and requirements including Good Laboratory Practices. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The

IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA has concerns and notifies the sponsor. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. If resolution cannot be reached within the 30-day review period, either the FDA places the IND on clinical hold or the sponsor withdraws the application. The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical studies due to safety concerns or non-compliance. Accordingly, CymaBay cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such clinical study.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the End-of-Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug.

Clinical studies involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the clinical study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted in accordance with GCP. Further, each clinical study must be reviewed and approved by an independent institutional review board (IRB) at, or servicing, each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The pharmaceutical product is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase 2. The pharmaceutical product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases, to determine dosage tolerance, optimal dosage and dosing schedule and to identify patient populations with specific characteristics where the pharmaceutical product may be more effective.

•	Phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. The studies must be well-controlled and usually include a control arm for comparison. One or two Phase 3 studies are required by the FDA for an NDA approval, depending on the disease severity and other available treatment options.

•	Post-approval studies, or Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

•

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the pharmaceutical product has been associated with unexpected serious harm to patients.

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the pharmaceutical product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the pharmaceutical product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the pharmaceutical product candidate does not undergo unacceptable deterioration over its shelf life.

United States Review and Approval Processes

The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the pharmaceutical product, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances.

In addition, under the Pediatric Research Equity Act (PREA), an NDA or supplement to an NDA must contain data to assess the safety and effectiveness of the pharmaceutical product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any pharmaceutical product for an indication for which orphan designation has been granted.

The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (PDUFA), the FDA has 10 months from filing in which to complete its initial review of a standard NDA and respond to the applicant, and six months from filing for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs. The review process and the PDUFA goal date may be extended by three months if the FDA requests or if the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

After the NDA submission is accepted for filing, the FDA reviews the NDA application to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel pharmaceutical products or pharmaceutical products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the pharmaceutical product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy (REMS) is necessary to assure the safe use of the pharmaceutical product. If the FDA concludes that a REMS is needed, the sponsor of the NDA must submit a proposed REMS; the FDA will not approve the NDA without a REMS, if required.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites as well as the site where the pharmaceutical product is manufactured to assure compliance with GCP and cGMP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. In addition, the FDA will require the review and approval of product labeling.

The NDA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than CymaBay interprets the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require Phase 4 testing which involves clinical studies designed to further assess pharmaceutical product safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized.

Post-Approval Requirements

Any pharmaceutical products for which CymaBay receives FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, prohibitions on promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, actions by the United States Department of Justice and/or United States Department of Health and Human Services Office of Inspector General, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available pharmaceutical products for off-label uses, manufacturers may not directly or indirectly market or promote such off-label uses.

CymaBay relies, and expects to continue to rely, on third parties for the production of clinical and commercial quantities of CymaBay’s products. Manufacturers of CymaBay’s products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits certain individuals and entities, including CymaBay, from promising, paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, directly or indirectly, to obtain or retain business or an improper advantage. The U.S. Department of Justice and the U.S. Securities and Exchange Commission, or SEC, have increased their enforcement efforts with respect to the FCPA. Violations of the FCPA may result in large civil and criminal penalties and could result in an adverse effect on a company’s reputation, operations, and financial condition. A company may also face collateral consequences such as debarment and the loss of export privileges.

Federal and state fraud and abuse laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain business practices in the biopharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and CymaBay’s practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. Many states also have statutes or regulations similar to the federal Anti-Kickback Statute and False Claims Act, which state laws apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Also, the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Because of the breadth of these laws and the narrowness of the federal Anti-Kickback Statute’s safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations. If CymaBay obtains FDA approval for any of our product candidates and begin commercializing those products in the United States, CymaBay’s operations may be directly, or indirectly through our customers, distributors, or other business partners, subject to various federal and state fraud and abuse laws, including, without limitation, anti-kickback statutes and false claims statutes. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If CymaBay’s operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to CymaBay, CymaBay may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of CymaBay’s operations, any of which could adversely affect CymaBay’s ability to operate its business and CymaBay’s results of operations. To the extent that any of CymaBay’s product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of CymaBay’s pharmaceutical product candidates, some of CymaBay’s patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved pharmaceutical product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, CymaBay may intend to apply for restoration of patent term for one of its currently owned or licensed patents to add patent life beyond its current expiration date, depending upon the expected length of the clinical studies and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the U.S. Food, Drug, and Cosmetic Act can also delay the submission or the approval of certain applications of other companies seeking to reference another company’s NDA. Currently seven years of reference product exclusivity are available to pharmaceutical products designated as Orphan Drugs, during which the FDA may not approve generic products relying upon the reference product’s data. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric clinical study in accordance with an FDA-issued “Written Request” for such a clinical study.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which CymaBay obtains regulatory approval. In the United States and markets in other countries, sales of any products for which CymaBay receives regulatory approval for commercial sale will depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government payors such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a pharmaceutical product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the pharmaceutical product. Third-party payors may limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not include all of the FDA-approved pharmaceutical products for a particular indication.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. CymaBay may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of its products, in addition to the costs required to obtain the FDA approvals. CymaBay’s pharmaceutical product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable CymaBay to maintain price levels sufficient to realize an appropriate return on CymaBay’s investment in product development. In addition, in the United States there is a growing emphasis on comparative effectiveness research, both by private payors and by government agencies. To the extent other drugs or therapies are found to be more effective than CymaBay’s products, payors may elect to cover such therapies in lieu of CymaBay’s products and/or reimburse CymaBay’s products at a lower rate.

In 2003, the United States government enacted legislation providing a partial prescription drug benefit for Medicare recipients, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which CymaBay receives marketing approval. However, to obtain payments under this program, CymaBay would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. As part of their participation in the Medicare prescription drug program, these plans negotiate discounted prices for prescription drugs and will likely do so for CymaBay’s products. Federal, state and local governments in the United States continue to consider legislation to limit the growth of health care costs, including the cost of prescription drugs. Future legislation and regulations could limit payments for pharmaceuticals such as the drug candidates that CymaBay is developing.

Different pricing and reimbursement schemes exist in other countries. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any pharmaceutical product candidates for which CymaBay receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and CymaBay expects this will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which CymaBay receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities which will provide coverage of outpatient prescription drugs. Part D plans include both stand-alone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for CymaBay’s products for which CymaBay receives marketing approval. However, any negotiated prices for CymaBay’s products covered by a Part D prescription drug plan will likely be lower than the prices CymaBay might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider CymaBay’s products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow CymaBay to sell its products on a profitable basis.

In March 2010 the PPACA was enacted, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of importance to the pharmaceutical and biotechnology industry are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, that began in 2011;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements under the federal Open Payments program, created under Section 6002 of the PPACA and its implementing regulations, that manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to the U.S. Department of Health and Human Services, or HHS, information related to “payments or other transfers of value” made or distributed to physicians and teaching hospitals, and that applicable manufacturers and applicable group purchasing organizations report annually to HHS ownership and investment interests held by physicians and their immediate family members, with reporting to the Centers for Medicare & Medicaid Services, or CMS, required by March 31 of each calendar year;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending that began on January 1, 2011.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the president signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or joint committee, to recommend proposals in spending reductions to Congress. The joint committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, the president signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations.

International Regulation

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical studies and commercial sales and distribution of CymaBay’s future product candidates. Whether or not FDA approval is obtained for a product, approval of a product must be obtained by the comparable regulatory authorities of foreign countries before clinical studies or marketing of the product can commence in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary greatly from country to country. In addition, certain regulatory authorities in select countries may require CymaBay to repeat previously conducted preclinical and/or clinical studies under specific criteria for approval in their respective country which may delay and/or greatly increase the cost of approval in certain markets targeted for approval by CymaBay.

Corporate Information

CymaBay Therapeutics, Inc., formerly Metabolex, Inc., was incorporated under the laws of the State of Delaware on October 5, 1988, originally under the name Transtech Corporation. Our executive offices are located at 7999 Gateway Blvd., Suite 130, Newark, CA 94560. The telephone number at our executive office is (510) 293-8121. Our corporate website address is www.cymabay.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report.

Employees

As of March 3, 2014, CymaBay had fifteen full-time employees, seven of whom hold Ph.D.s and one of whom holds a Masters degree in relevant areas of expertise, and four consultants.

Executive Officers of Registrant

As of March 3, 2014, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Age	Position Held With CymaBay
Executive Officers
Harold Van Wart, Ph.D.	66	President, Chief Executive Officer & Director
Sujal Shah	40	Chief Financial Officer
Charles A. McWherter, Ph.D.	58	Senior Vice President, Research and Preclinical Development

Biographical Information

Executive Officers

Harold E. Van Wart, Ph.D. has served as CymaBay’s President since April 2001 and Chief Executive Officer and member of its board of directors since 2003. He served as Chief Operating Officer from December 2002 to January 2003 and Senior Vice President, Research and Development from October 2000 to December 2002. From 1999 to 2000, Dr. Van Wart was vice president and therapy area head for arthritis and fibrotic diseases at Roche Biosciences, a biopharmaceutical company. From 1992 to 1999, he was vice president and director of the institute of biochemistry and cell biology at Syntex Corporation, a biopharmaceutical company acquired by Roche Biosciences in 1994. From 1978 to 1992, Dr. Van Wart served on the faculty of Florida State University. Dr. Van Wart holds a Ph.D. from Cornell University and a B.A. from SUNY Binghamton. Dr. Van Wart has been a member of the board of directors of Conatus Pharmaceuticals since 2007. He currently also serves on the Emerging Companies and Health Section Governing Boards of the Biotechnology Industry Organization (BIO), as well as on its board of directors, and on the board of directors and executive committee at BayBio.

Sujal Shah has served as our Chief Financial Officer since December 2013. Prior to that he served as a consultant and acting Chief Financial Officer since June 2012. From 2010 to 2012, Mr. Shah served as Director,

Health Care Investment Banking for Citigroup. From 2004 to 2010 Mr. Shah was employed with Credit-Suisse, last serving in the capacity as Vice President, Health Care Investment Banking. During his time at Citigroup and Credit Suisse, Mr. Shah was responsible for managing client relationships and executing strategic and financing related transactions for clients focused in life sciences. Mr. Shah received a MBA from Carnegie Mellon University – Tepper School of Business in 2004 and a M.S. from Northwestern University in Biomedical Engineering in 1997.

Charles A. McWherter, Ph.D. has served as our Senior Vice President, Research and Preclinical Development since July 2007. From 2003 to 2007, he served as Vice President and head of the cardiovascular therapeutics areas of Pfizer Inc., a biopharmaceutical company. From 2001 to 2003, Dr. McWherter served as Vice President of Drug Discovery at Sugen, Inc., a biopharmaceutical company acquired by Pfizer Inc. in 2003. Dr. McWherter obtained his Ph.D. from Cornell University.

Item 1A. Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities, including our Phase 2b study of arahalofenate. As of December 31, 2013, we had cash and cash equivalents of approximately $24.4 million and marketable securities of $6.8 million. These funds were obtained through recent equity and debt financings including approximately $28.8 million which we raised in aggregate net proceeds on September 30, 2013 and $2.2 million of additional net proceeds which we raised on October 31, 2013. On November 22, 2013, we entered into an agreement with investors to purchase shares of our common stock and warrants to purchase shares of our common stock as part of the 2013 financing for net proceeds of $2.7 million, which sales occurred on January 29, 2014 after our listing of our common stock on the over-the-counter market. After giving effect to these financings, we believe that our existing cash will allow us to continue operation through the second quarter of 2015. Our monthly spending levels vary based on new and ongoing development and corporate activities.

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

In the event we do not successfully raise sufficient funds in financing our product development activities, particularly related to the development of arhalofenate, it will be necessary to curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether. To the extent that the costs of the ongoing Phase 2b study of arhalofenate in patients with gout exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to arhalofenate, outlicense intellectual property rights to arhalofenate, sell assets or effect a combination of the above. No assurance can be given that we will be able to effect any of such transactions on acceptable terms, if at all. Failure to progress the development of arhalofenate will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms (if at all).

Beyond the plan of operations outlined above, our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies, including in particular the Phase 3 studies of arhalofenate;

•	the need for additional or expanded clinical studies;

•	the rate of progress and cost of our Chemistry, Manufacturing and Control registration and validation program;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing products and market developments.

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

We are a biopharmaceutical company focused primarily on developing our lead product candidate, arhalofenate. We have incurred significant net losses in each year since our inception, including net losses of approximately $10.1 million and $11.3 million for the fiscal years ended 2013 and 2012, respectively. As of December 31, 2013, we had an accumulated deficit of $348.8 million.

To date, we have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

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

We do not anticipate that we will generate revenue from the sale of our products for the foreseeable future. Our ability to become profitable depends upon our ability to generate significant continuing revenues.

In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of arhalofenate or future product candidates may be reduced in scope, delayed or terminated. If our product candidates or those of its collaborators fail in clinical studies or do not gain regulatory approval, or if our future products, if any, do not achieve market acceptance, we may never become profitable.

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

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, arhalofenate, which has completed eight Phase 1 and seven Phase 2 clinical trials, including three Phase 2 studies in gout. We are conducting a Phase 2b clinical trial for arhalofenate to evaluate its safety and efficacy in preventing flares and reducing serum uric acid in gout patients prior to initiation of a Phase 3 program. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. For example, the 800 mg dose of arhalofenate in our Phase 2b gout trial is higher than doses of ahalofenate previously administered in our gout and T2DM programs, and may demonstrate unacceptable toxicities or lack of efficacy. The success of arhalofenate will depend on several factors, including the following:

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

We currently do not know when we might commence our Phase 3 study of arhalofenate or achieve FDA approval of arhalofenate. We currently do not have the capital necessary to conduct or complete Phase 3 studies of arhalofenate and we may not be able to raise sufficient funds necessary to conduct this study. We believe that our existing cash will be sufficient to enable us to complete our Phase 2b study, which we anticipate completing the second quarter of 2015, and will allow us to continue operation through the second quarter of 2015. We currently believe that we will need to raise additional capital to continue our operations beyond the second quarter of 2015.

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

We have never conducted a clinical trial of arhalofenate as a monotherapy for the treatment of gout flares. If arhalofenate does not demonstrate efficacy in the treatment of such flares in our Phase 2b clinical trial, our ability to successfully commercialize arhalofenate may be adversely affected.

We have not previously conducted a clinical trial of arhalofenate for the purpose of measuring its effect on flare reduction and control without the use of colchicine. We are conducting a Phase 2b clinical trial to investigate the potential benefit of arhalofenate monotherapy with regard to flare prevention and serum uric acid (sUA) lowering. In addition, our Phase 2b study will investigate the benefits of two doses of arhalofenate monotherapy, including a higher dose than we studied in previous gout studies, without colchicine. If we do not obtain favorable efficacy and safety results in the Phase 2b trial, our ability to successfully market arhalofenate could be adversely affected.

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

If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, health care payors and the medical community, the revenues that it generates from its sales will be limited.

Even if arhalofenate or any other product candidates receive regulatory approval, the products may not gain market acceptance among physicians, patients, health care payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any of our approved products will depend upon a number of factors, including:

•	the efficacy and safety, as demonstrated in clinical studies;

•	the risk/benefit profile of our products such as arhalofenate;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the timing of market introduction of competitive products;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration; and

•	the effectiveness of our or our partners’ sales, marketing and distribution efforts.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, health care payors and patients, we may not generate sufficient revenue from these products and we may not become or remain profitable.

Potential conflicts of interest arising from relationships and any related compensation with respect to clinical studies could adversely affect the process.

Principal investigators for our clinical studies may serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical study site may be questioned or jeopardized.

We may be subject to costly claims related to its clinical studies and may not be able to obtain adequate insurance.

Because we conduct clinical studies in humans, we face the risk that the use of arhalofenate or future product candidates, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical studies. Although we have clinical study liability insurance, our insurance may be insufficient to cover any such events. There is also a risk that we may not be able to continue to obtain clinical study coverage on acceptable terms. In addition, we may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical studies, even if we are ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

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

We cannot commercialize our product candidates, including arhalofenate until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for arhalofenate. Additional delays may result if arhalofenate is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including arhalofenate. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons, including the following:

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;

•	regulatory authorities may not find the data from nonclinical studies and clinical studies sufficient or may differ in the interpretation of the data;

•	regulatory authorities may require additional nonclinical or clinical studies;

•	the FDA or foreign regulatory authority might not approve our third party manufacturers’ processes or facilities for clinical or commercial product;

•	the FDA or foreign regulatory authority may change its approval policies or adopt new regulations;

•	the FDA or foreign regulatory authorities may disagree with the design or implementation of our clinical studies;

•	the FDA or foreign regulatory authority may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different from that in the U.S.;

•	the results of clinical studies may not meet the level of statistical significance required by the FDA or foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and

•	the data collection from clinical studies of our product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the U.S. or elsewhere.

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

Health care providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state health care laws and regulations, include the following:

•	the federal health care anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal health care programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•	the federal transparency requirements under the PPACA require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Our business could be harmed if in a litigation if the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

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

Periodic maintenance fees on any issued patent are due to be paid to the U.S. PTO and foreign patent agencies in several stages over the lifetime of the patent. The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors that control the prosecution and maintenance of our licensed patents fail to maintain the patents and patent applications covering our product candidates, we may lose our rights and our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

As of March 3, 2014, we had 15 full-time employees and four consultants. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize arhalofenate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Relating to Owning Our Common Stock

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value.

Our common stock is currently quoted over-the-counter and is not listed on any exchange. Currently, there is no an active trading market for our common stock and an active trading market for our common stock may not develop. You may not be able to sell your shares quickly or at the market price if trading in our common stock is not active.

The trading price of our common stock, if one develops, is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including:

•	adverse results or delays in preclinical testing or clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an IND or NDA for any of our future product candidates an any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to maintain our existing collaborations or enter into new collaborations;

•	failure of our collaboration partners to elect to develop or commercialize product candidates under our collaboration agreements or the termination of any programs under our collaboration agreements;

•	failure by us or our licensors and collaboration partners to prosecute, maintain or enforce our intellectual property rights;

•	failure to successfully develop and commercialize our future product candidates;

•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate product supply for our future product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaboration partners or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.

In addition, companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters submitted to our stockholders for approval.

As of March 3, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing approximately 39.6% of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate action. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We have recently become a public company and we will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial new time to compliance initiatives.

We became a public company in October 2013, and as a result, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission, or the SEC, and any stock market upon which we may list, have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits smaller “emerging growth companies” to implement many of these requirements over a longer period and up to five years from the pricing of their public offerings. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of March 3, 2014 was 138,662 shares.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock. In addition, our ability to pay cash dividends is currently prohibited without the prior consent of the lender pursuant to the terms of our loan and security agreement with Silicon Valley Bank and Oxford Finance LLC.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our share price may be volatile, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our bylaws may delay or prevent an acquisition of us. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is located in Newark, California. We entered into a lease for our corporate office in November 2013 which commenced on January 16, 2014, and continues for a period of sixty (60) months with an option to extend the lease for an additional three years. Our previous corporate office was located at a facility in Hayward, California and is subject to a lease which expires in April 2014. We believe that our existing facility arrangements are adequate to meet our current requirements.

Item 3. Legal Proceedings

We are not a party, nor is any of our property subject, to any legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock has not been listed on a national securities exchange, and has been quoted on the OTC Electronic Bulletin Board under the symbol “CYMA” only as of January 24, 2014. Currently there is not an established public trading market of our common stock. As of March 5, 2014, the closing price of our common stock as reported by the OTCBB was $8.00. As of March 3, 2014, there were approximately 530 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends to our stockholders. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings, if any, for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. Further, we may not pay dividends or redeem shares of our capital stock without the prior consent of the lenders pursuant to the terms of our current loan and security agreement with Silicon Valley Bank.

Recent Sales of Unregistered Securities

We completed sales of the following unregistered securities since January 1, 2013 (the share numbers give retroactive effect to the reverse stock split that occurred on September 30, 2013, except where specifically indicated to the contrary):

(1)	From January 1, 2013, to December 31, 2013, we issued an aggregate of 77 shares of common stock to two (2) of our employees upon the exercise of employee stock options for an aggregate purchase price of $367, in reliance on Rule 701 under the Securities Act. In addition, from January 1, 2013, to December 31, 2013, CymaBay issued options to purchase an aggregate of 487,697 shares of common stock to 23 of its employees, directors and consultant at a weighted average exercise price of $5.00, in reliance on Section 4(2) and Rule 701 under the Securities Act. In addition, from January 1, 2013 to December 31, 2013, CymaBay issued incentive awards which may be settled at our sole discretion in cash or the right to purchase an aggregate of 220,266 shares of common stock to 20 employees, directors and a consultant at an exercise price of $5.00, in reliance on Section 4(2) and Rule 701 under the Securities Act. On December 23, 2013, CymaBay reduced the exercise price to $5.00 for certain existing options to purchase an aggregate of 60,847 shares of common stock which were held by 15 employees, directors and a consultant.

(2)

On September 30, 2013, we issued an aggregate of 5,366,728 shares of our common stock, and warrants to purchase 1,073,338 shares of our common stock, to approximately 260 investors. The shares and warrants were issued to the investors in reliance on Rule 506 of Regulation D, in that all of the investors represented that they were “accredited investors” as that term is defined in Regulation D. The shares and related warrants were sold for an aggregate offering price of $26,833,640. National Securities Corporation, or NSC, acted as placement agent with respect to 3,483,597 shares and related warrants issued in the transaction, and received an aggregate placement agent commission of $1.8 million in cash and warrants to purchase 348,360 shares of common stock at an exercise price of $5.75 per share. The warrants issued to NSC in reliance on Rule 506 of Regulation D, in that NSC represented it was an “accredited investor” as that term is defined in Regulation D.

(3)	On September 30, 2013, we issued an aggregate of 2,793,281 shares of our common stock to the 118 holders of our preferred stock upon conversion of the preferred stock to common stock. The shares were issued to these investors in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

(4)	On September 30, 2013, we issued an aggregate of 624,944 shares of our common stock to Johnson & Johnson Development Corporation, or JJDC and entered into an amendment to the Development and License Agreement, dated June 15, 2010, with Janssen Pharmaceuticals, Inc. (formerly known as Ortho-McNeil, Inc.) an affiliate of JJDC, pursuant to which we agreed to forego certain milestone payments and modify future contingent royalty payments as consideration for the cancellation of $13.7 million in aggregate principal and $3.2 million in aggregate accrued interest of our debt. The shares were issued in reliance on Rule 506 of Regulation D, in that JJDC represented it was an “accredited investor” as that term is defined in Regulation D.

(5)	On September 30, 2013, we issued warrants to purchase an aggregate of 121,739 shares of our common stock to Silicon Valley Bank, or SVB, and Oxford Finance LLC, or Oxford, as partial consideration for SVB and Oxford entering into a $10,000,000 credit facility with us. The shares were issued in reliance on Rule 506 of Regulation D, in that each of SVB and Oxford represented each was an “accredited investor” as that term is defined in Regulation D.

(6)	On October 31, 2013, we issued an aggregate of 664,300 shares of our common stock, and warrants to purchase 132,860 shares of our common stock, to approximately 73 investors. The shares and warrants were issued to the investors in reliance on Rule 506 of Regulation D, in that all of the investors represented that they were “accredited investors” as that term is defined in Regulation D. The shares and related warrants were sold for an aggregate offering price of $3,321,500. NSC acted as placement agent with respect to these shares and related warrants issued in the transaction, and received an aggregate placement agent commission of $459,545 in cash and warrants to purchase 66,430 shares of common stock at an exercise price of $5.75 per share. The warrants issued to NSC in reliance on Rule 506 of Regulation D, in that NSC represented it was an “accredited investor” as that term is defined in Regulation D.

(7)	On November 22, 2013, we entered into an agreement with two investors to purchase 604,000 shares of our common stock, and warrants to purchase 120,800 shares of our common stock. The shares and related warrants were sold for an aggregate offering price of $3.0 million, which sales occurred on January 29, 2014, shortly after the listing of our common stock on the over-the-counter market on January 24, 2014. The shares and warrants were sold to the investors in reliance on Rule 506 of Regulation D, in that all of the investors represented that they were “accredited investors” as that term is defined in Regulation D. Wells Fargo Securities and Trout Capital LLC acted as placement agents with respect to these shares and related warrants issued in the transaction, and received an aggregate placement agent commission of $298,980 in cash.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2013, we did not repurchase any equity securities.

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “expects,” “will,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “potential,” “should,” “could,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

CymaBay Therapeutics Inc., formerly Metabolex, Inc., is focused on developing therapies to treat metabolic and rare diseases with high unmet medical needs. Arhalofenate, our lead product candidate, is being developed for the treatment of gout. In Phase 2 clinical trials, arhalofenate has demonstrated two therapeutic actions: the prevention of painful attacks of gout in joints (flares) and the lowering of serum uric acid (sUA) by promoting excretion of uric acid by the kidney. In addition, we believe arhalofenate may provide attributes that physicians identified in a recent survey as the most important when selecting a gout therapy for patients (TreatmentTrends®: Gout U.S. August 2011): no serious safety issues, well tolerated, minimize frequency of flares and use in patients with a broad range of comorbidities, (other diseases that individual patients have in addition to gout).

We have completed three Phase 2 studies of arhalofenate in gout patients in which it demonstrated a consistent pattern of reduction of flare incidence and duration and lowering of serum uric acid (sUA). One additional Phase 2b clinical study of 12 weeks duration is underway to confirm the safety and efficacy of a higher dose prior to initiating Phase 3 studies. Due to arhalofenate’s safety profile and ability to both reduce flares and lower sUA as observed in clinical trials completed to date, we believe that arhalofenate has a differentiated profile that may be attractive for use in a large population, with potential advantages over marketed and emerging agents which have limitations in their efficacy, tolerability, and use in patients with common comorbidities. We are poised to follow arhalofenate with two additional clinical stage product candidates, one that has potential utility in high unmet need (no existing or limited therapies) and/or orphan diseases (rare diseases) and one in diabetes.

We are an emerging growth company. Under the JOBS Act emerging growth companies can delay adopting new or revised accounting standards until such time of those standards apply to private companies. We have adopted this exemption from new or revised accounting standards, and therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Reverse Stock Split and Conversion of Preferred Stock

On September 30, 2013, we effected a 1-for-79.5 reverse split of our preferred stock and common stock, which we refer to as the reverse stock split, all of the shares of our outstanding preferred stock converted to common stock, we sold shares of our common stock and warrants to purchase shares of our common stock in a private placement for aggregate gross proceeds of $26.8 million, and raised an additional $5.0 million in venture debt financing pursuant to a $10.0 million loan agreement which we entered into simultaneously with the private placement, resulting in aggregate net proceeds to us of $28.8 million after deducting placement agent fees and estimated offering expenses. At the same time we issued shares of our common stock in cancellation of approximately $16.9 million of debt owed to the holder of that debt. On October 31, 2013, we sold additional shares of our common stock and warrants to purchase shares of our common stock, which sales are also part of the private placement, for net proceeds to us of $2.2 million after deducting placement agent fees and estimated offering expenses. Further, on November 22, 2013, we entered into an agreement with investors to purchase shares of our common stock and warrants to purchase shares of our common stock as part of the private placement for net proceeds of $2.7 million, which sales occurred shortly after the listing of our common stock on the over-the-counter market on January 24, 2014. We refer to the private placement, the venture debt financing and the issuance of our common stock in cancellation of the $16.9 million of debt as the 2013 financing. The discussion in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” gives retroactive effect to the reverse stock split that occurred on September 30, 2013.

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

While our significant accounting policies are described in more detail in Note 2 of our financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Our contract revenues are generated primarily through research and development collaboration agreements, which may include nonrefundable, non-creditable upfront fees, funding for research and development efforts, and milestone or other contingent payments for achievements with regards to our licensed products. We have not materially modified any previous collaboration agreements or entered into any new agreements in 2013, nor have we received any milestone payments in 2013.

We recognize revenue when pervasive evidence of an arrangement exists, transfer of technology has been completed, services are performed or products have been delivered, the fee is fixed and determinable, and collection is reasonably assured.

Upfront payments for licensing our intellectual property to date have not been separable from the activity of providing research and development services because the license has not been assessed to have stand-alone value separate from the research and development services provided. Such upfront payments are recorded as deferred revenue in the balance sheet and are recognized as contract revenue over the contractual or estimated substantive performance period, which is consistent with the term of the research and development obligations contained in the research and development collaboration agreement.

Payments resulting from our research and development efforts under license agreements are recognized as the activities are performed.

Substantive, at-risk milestone payments are recognized as revenue when the milestone is achieved and collectability is reasonably assured. When contingent payments are not for substantive and at-risk milestones, revenue is recognized over the estimated remaining term of the related service period or, if there are no continuing performance obligations under the arrangement, upon receipt provided that collection is reasonably assured and other revenue recognition criteria have been satisfied.

Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing contracts, reviewing the terms of our license agreements, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost. The majority of our service providers invoice us monthly in arrears for services performed. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees to:

•	contract research organizations and other service providers in connection with clinical studies;

•	contract manufacturers in connection with the production of clinical trial materials; and

•	vendors in connection with preclinical development activities.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2013, and 2012.

Stock-Based Compensation

We expense stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value-based measurement of the awards and considering estimated forfeiture rates. For stock-based compensation awards to non-employees, we re-measure the fair value-based measurement of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value-based measurement of these non-employee awards are recognized as compensation expense in the period of change.

Determining the appropriate fair value-based measurement of stock-based awards requires the use of subjective assumptions. In the absence of a public trading market for our common stock prior to becoming a publicly traded company, we conducted periodic assessments of the valuation of our common stock. These valuations were performed concurrently with the achievement of significant milestones, with major financing transactions or when prior valuations became stale under Section 409A of the Internal Revenue Code. The determination of the fair value-based measurement of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other subjective variables. These other variables include the expected term of the options, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•	Fair Value of our Common Stock: Although our common stock became publicly traded on the over-the-counter market on January 24, 2014, because our stock was not publicly trading on December 31, 2013 and since it currently has no active trading market, we must continue to estimate its fair value, as discussed in “Common Stock Valuations” below.

•	Expected Term: We do not believe we are currently able to rely on our historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term for use in determining the fair value-based measurement of our options. Therefore, we have opted to use the “simplified method” for estimating the expected term of options.

•	Volatility: We have a limited trading history for our common stock, and as such, the expected stock price volatility for our common stock was estimated by taking an average weighted historic price volatility for comparable industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the biopharmaceutical industry similar in size, stage of life cycle and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was relatively low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Risk-free Rate: The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•	Dividend Yield: We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero.

The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised. Forfeitures are estimated such that we only recognize expense for those shares expected to vest, and adjustments are made if actual forfeitures differ from those estimates.

If any of the assumptions used in a Black-Scholes model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Common Stock Valuations

The fair value of the common stock underlying our stock options and restricted stock at the date of grant was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. All stock awards previously granted or to be granted in the future were or are expected to be granted at the grant date fair value of the award. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Valuation analysis of our common stock was performed on our behalf by third party valuation specialists. The methodology used by the third party valuation specialists to determine the fair value of our common stock included estimating the fair value of the enterprise, subtracting the fair value of debt from this enterprise value, and then allocating this value using the Option Pricing Method to all of the equity interests. The assumptions used in the valuation model to determine the fair value of our common stock as of the date of each option and restricted stock award, are based on numerous objective and subjective factors combined with management judgment including the following:

•	progress of research and development activities;

•	our operating and financial performance;

•	market conditions;

•	developmental milestones achieved;

•	sales of our convertible preferred stock in arms-length transactions;

•	business risks; and

•	management and board of director experience.

We have granted stock options during the period from January 1, 2012, through December 31, 2013, as summarized below:

Date of Issuance	Number of Shares Subject to Options Granted	Exercise Price per Share	Fair Value Estimate per Common Share		Estimated Total Fair Value- Based Measurement of Options Granted (In thousands)
January 25, 2012	15,094	$4.77		$3.97	$58
October 31, 2013	321,574	$5.00		$3.75	$1,207
December 23, 2013	166,123	$5.00		$3.77	$600

Management and our board of directors performed valuation analyses with the assistance of independent valuation specialists to determine the then current fair value of our common stock. To facilitate these valuation analyses, we developed projections of our future revenues and operating expenses. Key assumptions reflected in the income approach calculations included the anticipated timing of a potential liquidity event, the estimated volatility of our common stock, and the discount for lack of marketability of our common stock. These income approach assumptions are set forth below for each of the valuations performed as of December 31, 2013 and 2012:

	December 31,
	2013	2012
Common Stock Value per Share	$5.00	$0.80
Time to Liquidity (in years)	0.25	2.0
Volatility	64.6%	94.7%
Risk-Free Interest Rate	0.02%	0.30%
Marketability Discount Rate	12.8%	49.2%

For grants of stock awards made on dates for which there was no valuation performed by an independent valuation specialist, our board of directors determined the fair value of our common stock on the date of grant based upon the immediately preceding valuation and other pertinent information available to it at the time of grant.

Warrant Liabilities

We have issued freestanding warrants to purchase shares of our common stock. Our outstanding common stock warrants issued in connection with our 2013 financing are classified as liabilities in the balance sheet as they contain terms for redemption of the underlying security that are outside our control. The fair value of all warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the statements of operations and comprehensive income (loss). We will continue to re-measure the fair value of the warrant liabilities until: (i) exercise, or (ii) expiration of the related warrant.

Results of Operations

General

To date, we have not generated any net income from operations. Since our date of incorporation through December 31, 2013, we have an accumulated deficit of $348.8 million, primarily as a result of expenditures for research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees and milestone payments in connection with strategic partnerships, our product candidates are at a mid-level stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability.

Research & Development Expenses

Conducting research and development is central to our business model. For the years ended December 31, 2013 and 2012, research and development expenses were $4.5 million and $9.3 million, respectively. Research and development expenses are detailed in the table below:

	Year ended December 31,
	2013	2012
Arhalofenate - Phase 2b Randomized Study	$461	$39
Arhalofenate Gout – Three Phase 2 Randomized Studies	640	3,702
MBX-8025	—	21
Other Projects	68	157

Total Project Costs	1,169	3,919
Internal Research and Development Costs	3,356	5,361

Total Research and Development	$4,525	$9,280

Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

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

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, rent and other general operating expenses not otherwise included in research and development. For the years ended December 31, 2013 and 2012, general and administrative expenses were $4.9 million and $4.2 million, respectively. We anticipate general and administrative expenses will increase in future periods, reflecting an expanding infrastructure and increased professional fees associated with being a public reporting company under the Exchange Act.

Comparison of Years Ended December 31, 2013 and 2012

	For the Year Ended December 31,
	2013	2012	Variance
($ in thousands)
Contract revenue	$—	$3,050	$(3,050)
Operating expenses:
Research and development	4,525	9,280	(4,755)
General and administrative	4,871	4,208	663

Loss from operations	(9,396)	(10,438)	1,042
Interest income (expense), net	(812)	(819)	7
Other income (expense), net	135	2	133

Net loss	$(10,073)	$(11,255)	$1,182

Contract revenue as of December 31, 2012, was related to specific research and development funding with Takeda San Francisco, Inc. (“Takeda”) of $0.1 million and a final contract revenue payment of $2.9 million from Sanoif-Aventis. There was no contract revenue as of December 31, 2013, since all revenue contracts were terminated in early 2013.

Research and development expenses decreased $4.8 million, from $9.3 million to $4.5 million for the year ended December 31, 2012 and 2013, respectively. Total project costs decreased by $2.8 million for the year ended December 31, 2013, as compared to December 30, 2012, due to a hold placed on all projects until financing could be obtained. Internal research and development cost decreased by $2.0 million for year ended December 31, 2013, as compared to December 31, 2012, due to cost cutting measures in 2013. There was an involuntary reduction in the research and development workforce at the end of May 2013 and a subsequent shutdown of the labs from June to September 2013 due to the company’s decision to place its primary focus on fundraising.

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, rent and other general operating expenses not otherwise included in research and development. General and administrative expenses increased by $0.7 million from $4.2 million for the year ended December 31, 2012, to $4.9 million for the year ended December 31, 2013, primarily due to a $0.6 million increase in stock compensation expense.

Other income, net increased by approximately $0.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due primarily to a $0.6 million gain on the sale of lab equipment and furniture and fixtures which was offset by a $0.5 million increase in the fair value of our warrant liability.

Income Taxes

As of December 31, 2013, we had federal net operating loss carryforwards of $152.1 million and state net operating loss carryforwards of $152.2 million to offset future taxable income, if any. In addition, we had federal research and development tax credit carry forwards of $6.2 million and state research and development tax credit carryforwards of $3.2 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2024 through 2033 and the state net operating loss carryforwards will expire beginning in 2014 through 2033. The state tax credit will carry forward indefinitely. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2013, we recorded a 100% valuation allowance against our deferred assets of approximately $90.8 million as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At December 31, 2013, we had cash and cash equivalents of $24.4 million and marketable securities of $6.8 million. As stated above under “Reverse Stock Split and Conversion of Preferred Stock,” we initiated a series of transactions we refer to as our 2013 financing. Specifically, on September 30, 2013, we issued common stock and warrants to purchase our common stock and we secured a term loan facility which together enabled us to raise aggregate net proceeds of $28.8 million. In addition, on September 30, 2013, we issued common stock in cancellation of $16.9 million of debt owed to the holder of that debt, and on October 31, 2013, we issued common stock and warrants to purchase our common stock to raise additional net proceeds of $2.2 million. Furthermore, on November 22, 2013, we entered into an agreement with investors to purchase shares of our common stock and warrants to purchase our common stock as part of the private placement for net proceeds of $2.7 million, which sales occurred shortly after our listing of our common stock on the over-the-counter market on January 24, 2014.

As part of the 2013 financing, we entered into a term loan facility with Silicon Valley Bank and Oxford Finance LLC, collectively referred to as the lenders, for an aggregate amount of $10.0 million. Of this total amount, $5.0 million was made available to us as of September 30, 2013, and the remaining $5.0 million, which we refer to as the second tranche, shall be made available to us upon the achievement of positive data and successful completion of all primary endpoints for either the 600mg or 800mg dose of arhalofenate in our current Phase 2b study (the “second draw milestone”). The second tranche shall be available to us until the earlier of June 30, 2015, or the occurrence and continuation of an event of default (as described in the term loan facility). Each tranche matures 48 months following the funding date of such tranche. The proceeds of the term loan facility may be used for general corporate purposes.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below:

	Years Ended December 31,
	2013	2012
Net cash used in operating activities	$(8,458)	$(11,293)
Net cash (used in) provided by investing activities	(6,231)	11,010
Net cash provided by (used in) financing activities	31,364	(12)

Net increase (decrease) in cash and cash equivalents	$16,675	$(295)

Operating Activities: Cash used in operating activities for the years ended December 31, 2013 and December 31, 2012 was $8.5 million and $11.3 million, respectively. The decrease of $2.8 million in cash used in operating activities is due primarily to operating cost containment measures taken throughout 2013 until the 2013 financing occurred.

Investing Activities: Net cash used in investing activities was $6.2 million for the year ended December 31, 2013 and was primarily due to the purchase of marketable securities as we sought to invest funds raised in the 2013 financing. Net cash provided by investing activities was $11.0 million for the year ended December 31, 2012 and was due primarily to proceeds received from sales of marketable securities.

Financing Activities: Net cash provided by financing activities increased by $31.4 million in the year ended December 31, 2013, of which $26.5 million was due to proceeds received from the sale of equity securities and $4.9 million which was due to proceeds received from our new facility loan.

Off Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years
Contractual Obligations
Operating lease obligations	$1,212	$337	$647	$228
Facility term loan, including interest	6,392	681	5,711	—

Contractual Commitments	$7,604	$1,018	$6,358	$228

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The disclosure required in this Item 8 is included in Item 15, which information is incorporated by reference here.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within CymaBay have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors

Reference is made to the information regarding executive officers appearing under the heading “Business — Executive Officers of Registrant” in Part I Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference. Reference is made to the information regarding our directors and nominees for director appearing under the heading “Proposal 1 — Election of Directors” to be included in our proxy statement for our 2014 annual meeting of stockholders, or 2014 Proxy Statement, which information is hereby incorporated by reference.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors to be included under the headings “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors— Audit Committee” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors to be included under the heading “Information Regarding the Board of Directors and Corporate Governance” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2014 Proxy Statement, which information is hereby incorporated by reference. A copy of our code of business conduct and ethics can be found on our website, http://ir.cymabay.com/governance-docs . The contents of our website are not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Reference is made to the information to be included under the heading “Executive Compensation” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by this item will be set forth in our 2014 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

Information concerning our equity compensation plans will be set forth in our 2014 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans — Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2014 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2014 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements

CymaBay Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CymaBay Therapeutics Inc.

We have audited the accompanying balance sheets of CymaBay Therapeutics Inc. as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CymaBay Therapeutics Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 31, 2014

CymaBay Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$24,401	$7,726
Marketable securities	6,843	—
Contract receivables	110	108
Accrued interest receivable	68	9
Prepaid expenses	364	147
Other current assets	453	—

Total current assets	32,239	7,990
Property and equipment, net	3	84
Other assets	258	42

Total assets	$32,500	$8,116

Liabilities and redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$697	$657
Accrued liabilities	2,251	990
Warrant liability	6,466	—
Facility loan	38	—
Convertible notes	—	13,737
Accrued interest payable	36	2,566

Total current liabilities	9,488	17,950

Facility loan, less current portion	4,407	—
Other liabilities	9	36

Total liabilities	13,904	17,986
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value: no shares authorized, issued or outstanding at December 31, 2013; 55,258,608 shares authorized and 661,059 shares issued and outstanding at December 31, 2012; aggregate liquidation preference $256,750 as of December 31, 2012	—	318,697

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 10,000,000 shares authorized at December 31, 2013; no shares authorized at December 31, 2012; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 9,455,064 and 5,792 shares issued and outstanding as of December 31, 2013 and 2012, respectively	1	—
Additional paid-in capital	367,435	913
Accumulated other comprehensive income	2	—
Accumulated deficit	(348,842)	(329,480)

Total stockholders’ equity (deficit)	18,596	(328,567)

Total liabilities and redeemable convertible preferred stock and stockholders’ equity (deficit)	$32,500	$8,116

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In Thousands, except share and per share information)

	Year Ended December 31,
	2013	2012
Contract revenue	$—	$3,050
Operating expenses:
Research and development	4,525	9,280
General and administrative	4,871	4,208

Total operating expenses	9,396	13,488

Loss from operations	(9,396)	(10,438)
Other income (expense):
Interest income	10	22
Interest expense	(822)	(841)
Other income, net	135	2

Net loss	$(10,073)	$(11,255)

Net income (loss) attributable to common stockholders	$243,994	$(23,899)

Net loss	(10,073)	(11,255)
Other comprehensive loss/income:
Unrealized gains (losses) on marketable securities	2	(2)

Other comprehensive income (loss)	2	(2)

Comprehensive loss	$(10,071)	$(11,257)

Basic net income (loss) per common share	$103.52	$(4,128.71)

Weighted average common shares outstanding used to calculatebasic net income (loss) per common share	2,357,036	5,788

Diluted net loss per common share	$(3.54)	$(4,128.71)

Weighted average common shares outstanding used to calculate diluted net loss per common share	2,845,609	5,788

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In Thousands, except share and per share information)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2011	661,059	$306,053	5,773	$—	$762	2	$(305,581)	$(304,817)
Discount conversion feature associated with convertible notes	—	—	—	—	70	—	—	70
Issuance of common stock upon exercise of options	—	—	19	—	—	—	—	—
Non-employee stock-based compensation expense	—	—	—	—	1	—	—	1
Employee and director stock-based compensation expense	—	—	—	—	80	—	—	80
Accretion to redemption value of redeemable convertible preferred stock	—	12,644	—	—	—	—	(12,644)	(12,644)
Net loss	—	—	—	—	—	—	(11,255)	(11,255)
Net unrealized gain on marketable securities	—	—	—	—	—	(2)	—	(2)

Balances as of December 31, 2012	661,059	$318,697	5,792	$—	$913	$—	$(329,480)	$(328,567)
Issuance of common stock upon exercise of options	—	—	78	—	—	—	—	—
Non-employee stock-based compensation expense	—	—	—	—	17	—	—	17
Employee and director stock-based compensation expense	—	—	—	—	866	—	—	866

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Accretion to redemption value of redeemable convertible preferred stock	—	9,289	—	—	—	—	(9,289)	(9,289)
Repurchase of convertible preferred stock	(39,606)	(8,250)	—	—	8,247	—	—	8,247
Conversion of preferred stock to common stock	(621,453)	(319,736)	2,793,281	—	319,736	—	—	319,736
Issuance of common stock, net of $5,356 issuance costs	—	—	6,030,969	1	20,711	—	—	20,712
Extinguishment of debt through issuance of common stock	—	—	624,944	—	16,945	—	—	16,945
Net loss	—	—	—	—		—	(10,073)	(10,073)
Net unrealized gain on marketable securities	—	—	—	—	—	2	—	2

Balances as of December 31, 2013	—	$—	9,455,064	$1	$367,435	$2	$(348,842)	$18,596

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Cash Flows

(In Thousands)

	Year Ended December
	2013	2012
Operating activities
Net loss	$(10,073)	$(11,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	119
Amortization of notes payable conversion option	10	—
Non-employee stock-based compensation expense	17	1
Employee and director stock-based compensation expense	875	80
Amortization of premium on marketable securities	48	—
Non-cash interest associated with debt discount accretion	47	60
Change in fair value of warrant liability	494	—
Gain on sale of property and equipment	(632)	—
Changes in assets and liabilities:
Contract receivables	(2)	16
Accrued interest receivable	(59)	91
Prepaid expenses	(217)	87
Other assets	(216)	51
Accounts payable	40	(951)
Accrued liabilities	499	(291)
Accrued interest payable	692	781
Other liabilities	(36)	(82)

Net cash used in operating activities	(8,458)	(11,293)

Investing activities
Proceeds from the sale of property and equipment	658	—
Purchases of marketable securities	(6,933)	(2,881)
Proceeds from sales of marketable securities	44	13,891

Net cash (used in) provided by investing activities	(6,231)	11,010

Financing activities
Proceeds from facility loan	4,853	—
Proceeds from issuance of common stock and warrants, net of issuance costs	26,514	—
Repurchase of preferred stock	(3)	—
Principal payments on equipment loans	—	(12)

Net cash provided by (used in) financing activities	31,364	(12)
Net increase(decrease) in cash and cash equivalents	16,675	(295)
Cash and cash equivalents at beginning of year	7,726	8,021

Cash and cash equivalents at end of year	$24,401	$7,726

Supplemental disclosure of cash flow information
Interest paid	$74	$—
Financing costs in accrued expenses	309	—
Issuance of common stock for debt extinguishment	16,945	—
Issuance of common stock warrants to lenders	479	—
Issuance of common stock warrants	5,493	—
Fair value of forward contract	453	—
Conversion of preferred stock into common stock	323,155	—

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business

CymaBay Therapeutics, Inc., formerly Metabolex, Inc., (the Company) is a biopharmaceutical company focused on developing therapies to treat metabolic and rare diseases with high unmet medical needs. Arhalofenate, the Company’s lead product candidate, is being developed for the treatment of gout. The Company was incorporated in Delaware in October 1988 as Transtech Corporation.

Since inception, the Company has funded its operations primarily through the sale of convertible preferred stock and common stock, receipts from the exercise of related warrants to purchase preferred stock, the issuance of convertible notes, proceeds from facility loans, and up-front fees, milestones, and research and development funding received under collaboration agreements. The primary uses of funds to date have been for research, pre-clinical and clinical development, drug manufacturing, license payments, business development and administration, and spending on capital items.

The Company is an emerging growth company. Under the JOBS Act emerging growth companies can delay adopting new or revised accounting standards until such time of those standards apply to private companies. The Company has adopted this exemption from new or revised accounting standards, and therefore, it may not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Liquidity

The accompanying financial statements for the years ended December 31, 2013 and 2012, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $348.8 million as of December 31, 2013. The Company recorded net losses of $10.1 million and $11.3 million for the years ended December 31, 2013 and 2012, respectively. The Company also recorded negative cash flows from operating activities during 2013 and 2012 of $8.5 million and $11.3 million, respectively. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any product sales. Management expects operating losses to continue for the next several years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

In 2013, in order to address immediate capital requirements, the Company entered into a series of financing transactions. Specifically, on September 30, 2013, all of the shares of the Company’s outstanding redeemable convertible preferred stock converted to common stock and the Company issued shares of common stock and warrants to purchase shares of common stock in a private placement for gross proceeds of $26.8 million. The Company raised an additional $5.0 million in venture debt financing pursuant to a $10.0 million loan agreement, resulting in aggregate net proceeds to CymaBay of $28.8 million after deducting placement agent fees and offering expenses. Also on September 30, 2013, the Company issued shares of common stock in cancellation of approximately $16.9 million of debt owed to the lender. On October 31, 2013, the Company sold additional shares of common stock and warrants to purchase shares of common stock, which sales are also part of the private placement, for net proceeds to CymaBay of $2.2 million after deducting placement agent fees and estimated offering expenses. Further, on November 22, 2013, the Company entered into an agreement with investors to purchase shares of common stock and warrants to purchase shares of common stock as part of the private placement for net proceeds of $2.7 million, which sales occurred shortly after the listing of the Company’s common stock on the over-the-counter market on January 24, 2014. Collectively, the private placement, the venture debt financing and the issuance of our common stock in cancellation of the $16.9 million of debt is referred to as the 2013 financing.

As of December 31, 2013, the Company had cash and cash equivalents of $24.4 million and marketable securities of $6.8 million. Although these amounts are expected to fund the Company’s ongoing operations through the second quarter of 2015, the Company will require additional financial resources to fund its operations beyond that date, which management plans to raise primarily through equity and/or debt financings and/or collaboration activities. Such funding may not be available to the Company on acceptable terms, or at all. If the Company is not able to secure adequate funding, it may be forced to make reductions in spending, liquidate assets where possible, and/or suspend or curtail planned programs. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amounts of recorded assets or the amount of liabilities that might result from the outcome of uncertainties.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires management to make informed estimates and assumptions that impact the amounts and disclosures reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates. The Company believes significant judgment is involved in determining revenue recognition and in estimating stock-based compensation, clinical trial accruals, and equity instrument valuations.

Reverse Stock Split

On September 30, 2013, the Company filed amended and restated certificates of incorporation under which the Company’s preferred stock and common stock was reverse split on a 1-for-79.5 basis. The accompanying financial statements and notes to the financial statements, other than with respect to the authorized number of shares, give retroactive effect to the reverse split for all periods presented.

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to current-year presentation.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term marketable securities, accounts payable, accrued expenses, warrant liabilities, forward contracts, and convertible notes. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

Level 3—Inputs that are unobservable for the asset or liability.

The following table presents the fair value of the Company’s financial assets and liabilities using the above input categories (in thousands):

	As of December 31, 2013
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$21,097	$—	$—	$21,097
Corporate debt and asset backed securities	—	6,843	—	6,843

Total assets measured at fair value	$21,097	$6,843	$—	$27,940

Forward contract	$—	$—	$453	$453
Warrant liability	—	—	6,466	6,466

Total liabilities measured at fair value	$—	$—	$6,919	$6,919

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

As of December 31, 2013, the Company held a Level 3 liability associated with warrants, issued in connection with the Company’s equity offerings, completed in September and October 2013. The warrants are considered liabilities and are valued using an option-pricing model, the significant unobservable inputs for which include exercise price of the warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the warrants. As of December 31, 2013, the Company also held a Level 3 liability associated with a forward contract which arose in connection with the Company’s November 22, 2013 execution of an equity purchase agreement with certain investors. The agreement required the Company to issue a fixed number of shares of common stock and warrants to purchase common stock at a predetermined price of $3.0 million provided the Company completes the listing of its common stock on a public stock exchange. The forward contract’s fair value was determined upon execution as the difference between the present value of the equity proceeds to be received under the agreement less the fair value of the underlying securities. The forward contract liability is presented in the balance sheet as a component of accrued liabilities and is revalued at each reporting period until the contract is settled which occurred on January 29, 2014. The fair value of the underlying common stock and warrants were valued using an option-pricing model, the inputs of which are similar to those used in the valuation of the Company’s liability classified warrants. Changes to any of the inputs to the option-pricing models used by the Company can have a significant impact to the estimated fair value of the warrants and forward contract liabilities. As of December 31, 2012, the Company had no assets or liabilities measured at fair value on a recurring basis within the Level 3 hierarchy.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial instruments (in thousands):

	Warrant Liability	Forward Contract
Balance as of December 31, 2012	$—	$—
Issuance of financial instrument	5,972	453
Change in fair value	494	—

Balance as of December 31, 2013	$6,466	$453

The gains and losses from remeasurement of Level 3 financial liabilities are recorded through other income, net on the accompanying statements of operations and comprehensive loss.

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, and demand money market accounts. The Company invests excess cash in marketable securities with high credit ratings which are classified in Level 1 and Level 2 of the fair value hierarchy. These securities consist primarily of corporate debt and asset-backed securities and are classified as “available-for-sale.” Management may liquidate any of these investments in order to meet the Company’s liquidity needs in the next year. Accordingly, any investments with accompanying contractual maturities greater than one year from the balance sheet date are classified as short-term in the balance sheet.

Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method. Realized gains and losses and declines in value judged to be other-than- temporary are included in interest income or expense in the statements of operations and comprehensive loss. Unrealized holding gains and losses are reported in accumulated other comprehensive loss in the balance sheet. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value.

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of December 31, 2013 and 2012, cash restricted under these arrangements was $155,000 and none, respectively. These amounts are presented in other assets on the accompanying balance sheets.

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

Property and Equipment

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the useful lives or the non-cancelable term of the related lease. Maintenance and repair costs are charged as expense in the statements of operations and comprehensive loss as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized if the estimated undiscounted future cash flow expected to result from the use and eventual disposition of an asset is less than the carrying amount. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets. Accordingly, the Company has not recognized any impairment losses as of December 31, 2013 and 2012.

Deferred Rent

The Company records its costs under facility operating lease agreements as rent expense. Rent expense is recognized on a straight-line basis over the non-cancelable term of the operating lease. The difference between the actual amounts paid and amounts recorded as rent expense is recorded to deferred rent in the accompanying balance sheets.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) collectability is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned. All revenue recognized to date under collaboration agreements has been nonrefundable.

In 2012, contract revenue was from two strategic partners. There was no contract revenue recorded for the year ended December 31, 2013.

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

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing, and testing product candidates. These expenses consist primarily of costs for research and development personnel, including related stock-based compensation; contract research organizations and other third parties that assist in managing, monitoring, and analyzing clinical trials; investigator and site fees; laboratory services; consultants; contract manufacturing services; non-clinical studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred, including expenses that may or may not be reimbursed under research and development funding arrangements. Research and development expenses under collaboration agreements approximate the revenue recognized under such agreements.

The expenses related to clinical trials are based upon estimates of the services received and efforts expended pursuant to contracts with research institutions and clinical research organizations (CROs) that conduct and manage clinical trials on behalf of the Company. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services and efforts are incurred. Expenses related to clinical trials are accrued based upon the level of activity incurred under each contract as indicated by such factors as progress made against specified milestones or targets in each period, patient enrollment levels, and other trial activities as reported by CROs. Accordingly, the Company’s clinical trial accrual is dependent upon the timely and accurate reporting of expenses by clinical research organizations and other third-party vendors. Payments made to third parties under these clinical trial arrangements in advance of the receipt of the related services are recorded as prepaid assets, depending on the terms of the agreement, until the services are rendered.

Stock-Based Compensation

Employee and director stock-based compensation is measured at the grant date, based on the fair-value-based measurements of the stock awards, and the portion that is ultimately expected to vest is recognized as an expense over the related vesting periods, net of estimated forfeitures. The Company calculates the fair-value-based measurements of options using the Black-Scholes valuation model and recognizes expense using the straight-line attribution method.

Equity awards granted to non-employees are accounted for using the Black-Scholes valuation model to determine the fair value-based measurements of such instruments. The fair value-based measurements of options and warrants granted to non-employees are re-measured over the related vesting period and amortized to expense as earned.

Common Stock Warrants

The Company’s outstanding common stock warrants issued in with the 2013 financing are classified as liabilities in the accompanying balance sheets as they contain provisions that could require the Company to settle the warrants in cash. The warrants were recorded at fair value using either the Black-Scholes option pricing model, probability weighted expected return model or a binomial model, depending on the characteristics of the warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations and comprehensive loss.

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

The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination based on the technical merits of the position.

The Company records interest related to income taxes, if any, as interest, and any penalties would be recorded as other expense in the statements of operations and comprehensive loss. There was no interest or penalties related to income taxes recorded during the years ended December 31, 2013 and 2012.

Comprehensive Loss

Comprehensive loss includes net loss and net unrealized gains and losses on marketable securities, which are presented in a single continuous statement. Comprehensive loss is disclosed in the statements of convertible preferred stock and stockholders’ deficit, and is stated net of related tax effects, if any.

Net Income (Loss) Per Common Share

Basic net income (loss) per share of common stock is based on the weighted average number of shares of common stock outstanding equivalents during the period. Prior to the 2013 financing, in addition to common stock, the Company had redeemable convertible preferred stock outstanding that contractually entitled the holder to participate in dividends and earnings of the Company. Accordingly, the Company applied the two-class method for calculating net income (loss) per share. Under this method, all undistributed earnings were allocated first to the preferred stockholders based on their contractual right to dividends. This right was calculated on a pro rated basis for the portion of the period the preferred shares were outstanding. In addition, in connection with the 2013 financing, during the year ended December 31, 2013, the Company converted all outstanding redeemable convertible preferred stock into common stock. The excess of the carrying amount of such redeemable convertible preferred stock over the fair value of the consideration paid to the holders was treated as an adjustment that reduced preferred stockholders’ dividend or distribution entitlement. The amount of earnings that resulted from adjusting net loss for the period as described above was allocated between weighted average number of participating preferred and common stock shares based on their entitlement to such distributions as if all of the earnings of the period had been distributed.

Diluted net loss per share of common stock is calculated using the more dilutive of the two approaches: one, “as-converted” method, under which the weighted average number of common stock shares outstanding during the period is adjusted to include the assumed conversion of redeemable convertible preferred stock at the beginning of the period, and the other, the “two-class” method as described above. Under either approach, the weighted average number of shares outstanding is also adjusted to include the assumed exercises of stock options and warrants, if dilutive. For periods in which the Company has basic net loss per share of common stock, such as for the years ended December 31, 2013 and 2012, diluted net loss per share is the same as basic, as any adjustments would have been anti-dilutive. For the year ending December 31, 2013, the Company’s diluted net loss per common share was calculated using the “as-converted” method, as it resulted in a net loss per share of common stock and accordingly, was more dilutive than the “two-class” method.

In all periods presented, the Company’s outstanding stock options and warrants were excluded from the calculation of earnings (loss) per share because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2013	2012
Basic:
Numerator:
Net loss	$(10,073)	$(11,255)
Accretion to redemption value of redeemable convertible preferred stock	(9,289)	(12,644)
Reduction in redeemable convertible preferred stock distribution entitlement upon extinguishment	313,933	—
Amounts allocated to participating redeemable convertible preferred stock	(50,577)	—

Net income (loss) allocated to common stock—basic	$243,994	$(23,899)

Denominator:
Weighted average number of common stock shares outstanding	2,357,036	5,788

Net income (loss) per share—basic:	$103.52	$(4,128.71)
Diluted:
Numerator:
Net income (loss) allocated to common stock	$243,994	$(23,899)
Adjustments from assumed conversion of redeemable convertible preferred stock	(254,067)	—

Net loss allocated to common stock—diluted	$(10,073)	$(23,899)

Denominator:
Weighted average number of common stock shares outstanding	2,357,036	5,788
Weighted average number of preferred stock shares outstanding	488,573	—

Total common stock shares equivalents	2,845,609	5,788

Net loss per share—diluted:	$(3.54)	$(4,128.71)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net income (loss) per share (in thousands):

	Year ended December 31,
	2013	2012
Warrants for common stock	1,743	28
Common stock options	577	104
Redeemable convertible preferred stock	—	661

3. Marketable Securities

Marketable available-for-sale securities as of December 31, 2013 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013:
Corporate debt securities	$6,355	$3	$(2)	$6,356
Asset-backed securities	486	1	—	487

	$6,841	$4	$(2)	$6,843

As of December 31, 2013, the Company’s corporate debt marketable securities had contractual maturities of less than one year and asset-backed securities had contractual maturities between 2-5 years. Realized gains and losses were immaterial for the years ended December 31, 2013 and 2012. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2013. The company did not hold any marketable securities as of December 31, 2012.

4. Certain Balance Sheet Items

Property and equipment consists of the following (in thousands):

	December 31,
	2013	2012
Laboratory equipment	$—	$3,778
Office and computer equipment	556	983
Purchased software	166	166
Furniture and fixtures	42	174
Leasehold improvements	2,534	2,534

Total	3,298	7,635
Less accumulated depreciation and amortization	(3,295)	(7,551)

Property and equipment, net	$3	$84

Property and equipment includes assets financed through equipment loans, which were fully paid in January 2012.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued compensation	$518	$291
Accrued pre-clinical and clinical trial expenses	418	304
Accrued professional fees	782	285
Forward contract	453	—
Other accruals	80	110

Total accrued liabilities	$2,251	$990

5. Collaboration Agreements

Sanofi-Aventis Deutschland GMBH

In June 2010, the Company entered into a development and license agreement effective July 21, 2010, with Sanofi-Aventis Deutschland GMBH (Sanofi-Aventis), whereby Sanofi-Aventis received an exclusive worldwide license for the research, development, manufacture and commercialization of small molecules that modulate the G-protein coupled receptor 119 (GPR119). The agreement includes rights to MBX-2982, a potent selective orally active GPR119 agonist discovered by the Company. Upon the effective date of this agreement, the Company received a one-time nonrefundable up-front license payment of $25.0 million. The Company was eligible to receive milestones if certain development and commercial events were achieved, as well as royalties on worldwide product sales, if any. The one-time nonrefundable up-front license payment was being recognized as revenue ratably over the period that the Company expected to complete certain research and development activities that represent the Company’s substantive performance obligations under the agreement. Of this up-front license fee, none was recognized for the years ended December 31, 2013 or December 31, 2012.

On June 15, 2011, the arrangement was terminated by Sanofi-Aventis. Following termination, the Company retained rights to the current programs under this agreement and may continue to develop the programs and commercialize any products resulting from the programs, or the Company may elect to cease progressing the programs and/or seek other partners for further development and commercialization of the programs.

In 2012, the Company recognized a final payment from Sanofi-Aventis of $2.9 million as contract revenue.

Takeda San Francisco, Inc.

In March 2010, the Company entered into a research collaboration agreement with Takeda San Francisco, Inc. (TSF), a wholly owned subsidiary of Takeda Pharmaceutical Company Limited. The Company collaborated with TSF on the evaluation and validation of protein targets for the development of biological products. In March 2010, the Company received $1.5 million, representing $0.9 million of one-time nonrefundable technology access fees and $0.6 million of specified research and development funding for the research term of the collaboration. The technology access fee and the research and development funding were deferred and were being recognized ratably over the funded research term, which was scheduled from March 2010 to August 2011. Approximately $0.1 was recognized as specific research and development funding under this agreement in the year ended December 31, 2012. Takeda terminated this agreement on March 16, 2013 with no further payments being made as of the year ended December 31, 2013.

Pfizer, Inc.

In December 1998, the Company entered into a collaboration agreement in the area of insulin secretion target discovery with the Parke-Davis division of Warner-Lambert Company, since acquired by Pfizer Inc., to identify genes involved in diabetes and to develop therapeutic compounds from the research. The collaboration agreement provided for an initial five-year funded research term, which was subsequently extended an additional year until December 2004. The Company received payments for research and development costs for the funded research term and is entitled to receive payments for specified drug development achievements. If products resulting from the collaboration are eventually marketed and sold, the Company will also receive royalties on sales of such products. No amounts were received under this agreement in the years ended December 31, 2013 and, 2012.

The Company was also eligible to receive contingent payments if certain development and commercial events were achieved as well as royalties on worldwide product sales, if any. No amounts were received under this agreement for the years ended December 31, 2013 and 2012.

6. License Agreements

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. Pursuant to the license agreement, all of the Company’s patents and patent applications related to arhalofenate, its use, and production are jointly owned with DiaTex. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on any sales of products containing arhalofenate. No development payments were made in the years ended December 31, 2013 and, 2012 and no royalties have been paid to date.

7. Debt

JJDC Convertible Note

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

In February and July 2009, the Company issued notes in the aggregate amount of $7.0 million and $6.7 million, respectively, in accordance with the terms of the equity and loan facility with JJDC. The notes were due in February 2012 and July 2012, including interest that accrued at 4.42% per annum and 4.960% per annum, respectively. In January 2012, the Company amended the maturity dates of the outstanding $7.0 million and $6.7 million convertible promissory notes to extend the maturity date to March 1, 2013, and interest rates were increased to 4.919% and 5.46% per annum, respectively. In addition, the conversion price of the notes to convert into shares of the Company’s Series C-1 Preferred Stock was decreased from $438.84 per share to $292.56 per share. All of these notes were further amended in March 2013, to extend the maturity date on the notes to August 1, 2013, and to make the notes subordinate to repayment of the Company’s severance obligations to all employees until January 1, 2014. On July 31, 2013, the maturity date was extended to December 31, 2013. For the years ended December 31, 2013 and 2012, the Company recognized $0.6 million and $0.7 million respectively, of interest expense related to the convertible promissory notes. On September 30, 2013, the outstanding principal and accrued interest of $16.9 million under the equity and loan facility with JJDC was extinguished in exchange for the issuance of 624,944 shares of common stock as an integral part of the 2013 finance restructuring.

Facility Loan

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the 2013 financing and bears interest at a rate equal 8.75% per annum. The second tranche of $5.0 million will be made available to the Company only upon achievement of positive Phase 2b data (the second draw milestone) and shall remain available to the Company until June 30, 2015. Loans under the second tranche will bear interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum.

For each tranche borrowed, the Company is required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. After the 36-month amortization period of each tranche, the remaining balance of such tranche and a final payment equal to 6.50% of the original principal amount of the applicable tranche are payable on the maturity date of such tranche. The final payment equal to 6.50% of the original principal is being accreted over the life of the loan.

Future principal payments due under the loan facility are as follows (in thousands):

Principal Payments
Year ending December 31:
2014	$245
2015	1,546
2016	1,687
2017	1,522

Total future principal payments due under loan agreement	$5,000

During the loan term, the term loan facility provides that the Company must maintain compliance with one of two financial covenants at all times: (1) maintain 1.3 times cash to outstanding debt or (2) maintain sufficient cash on hand to support eight months of operations based on a trailing average monthly cash burn. The term loan facility also contains a series of performance covenants however failure to comply with these performance covenants shall not be an event of default under the term loan facility so long as the Company deposits an amount equal to 100% of the aggregate outstanding term loans in a segregated, blocked deposit account at Silicon Valley Bank. As of December 31, 2013, the Company was in compliance with its loan covenants.

The Company is permitted to make voluntary prepayments of the term loans with a prepayment fee equal to 3% of the term loans prepaid. The Company is required to make mandatory prepayments of the outstanding term loans upon the acceleration by the lenders of such loans following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any all other obligations that are due and payable at the time of the prepayment.

The Company was required to pay a facility fee of 1.00% on the term loan facility commitment. In addition, at the time of the facility loan drawdown, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share. As a result of this a warrant liability of $0.5 million was recorded in the accompanying balance sheet as of September 30, 2013. The facility fee, the warrant value on its issuance date, and other debt issuance costs were reflected as a debt discount and are being amortized to interest expense over the term of the outstanding loan using the effective interest rate method. The liability classified warrants must be remeasured at fair value on each reporting date and changes in fair value are recorded as other income, net in the accompanying statement of operations (see Note 11 for more details).

8. Commitments and Contingencies

Operating Lease Commitments

For the years ended December 31, 2013 and 2012, the Company leased office and laboratory space in a single building in Hayward, California. The facility lease, as amended on July 15, 2010, had a term of four years, unless terminated earlier by the Company, and expires on April 30, 2014. Rent expense was $0.5 million for the years ended December 31, 2013 and 2012. On November 8, 2013, the Company entered into a new lease commencing January 16, 2014, and expiring on December 31, 2018, for 8,894 square feet of office space in Newark, California.

Future minimum lease payments under operating lease commitments are as follows (in thousands):

Lease Payments
Year ending December 31:
2014	$337
2015	209
2016	216
2017	222
2018	228

Total future minimum payments	$1,212

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

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2013 and 2012. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

9. Redeemable Convertible Preferred Stock

Upon the closing of the 2013 financing on September 30, 2013, all the outstanding shares of the Company’s redeemable convertible preferred stock were converted into 2,793,281 shares of common stock, and the related carrying value of $320.0 million was reclassified to additional paid-in capital. As of December 31, 2013, no shares of redeemable convertible preferred stock were issued or outstanding.

Prior to the September 30, 2013 conversion, the Company had the following series of outstanding convertible preferred stock (collectively, the Preferred Stock): Series A-1 Preferred, Series B-1 Preferred, Series C-1 Preferred, Series D-1 Preferred, Series E-1 Preferred and Series E-3 Preferred. Series E-1 Preferred and Series E-3 Preferred are collectively referred to as the Series E Preferred. The Preferred Stock was initially recorded at its original purchase price, which represented fair value on the date of issuance, net of issuance costs, if any. The original purchase price per share of Series A-1 Preferred, Series B-1 Preferred, Series C-1 Preferred, Series D-1 Preferred, and Series E Preferred was equal to $232.93, $232.93, $365.70, $232.94, and $232.93 per share, respectively. The preferred stock balances were recorded at the original fair value and the accreted dividends based on the per share terms at issuance of Series A-1 Preferred, Series B-1 Preferred, Series C-1 Preferred, Series D-1 Preferred, and Series E Preferred, which were equal to $18.64, $18.64, $29.26, $18.64, and $18.64 per share per annum, respectively.

The shares of Series B-1 Preferred, Series D-1 Preferred, and Series E Preferred were redeemable upon the request of the holders of at least 66 2/3% of outstanding shares of Series B-1 Preferred, voting as a separate class, and 51% of outstanding shares of Series D-1 Preferred and Series E Preferred, voting together as a separate class. In this event, the Company would have been required to redeem the shares in three equal annual installments, beginning in September 2021, at the applicable original purchase price per share. All shares of Preferred Stock were redeemable in the event of a change of control at their liquidation preferences.

As all Preferred Stock was redeemable either at the option of the holder or upon an event outside the control of the Company (i.e., a change in control), the related amounts have been presented outside of stockholders’ equity (deficit). In August and December 2003, the Company completed two closings of a private placement of Series B-1 Preferred, in which the Company issued a total of 136,520 shares at a price of $232.93 per share for gross proceeds of $31.8 million. In November and December 2004, the Company completed two further closings of Series B-1 Preferred, in which the Company issued a total of 188,894 shares at a price of $232.93 per share for gross proceeds of $44.0 million. The Series B-1 Preferred investors in these two final closings also purchased warrants for 29,245 shares of common stock at an exercise price of $30.21 per share, with an exercise period of five years from the date of purchase, for $1.51 cents per share of common stock covered by the warrants. In November 2009, the exercise period of these warrants was extended to December 31, 2011. In December 2012, the Company’s Board of Directors reduced the number of shares exercisable under these warrant by 45% of the original shares and approved the extension of the exercise period until April 1, 2013. As of December 31, 2012, warrants to purchase 13,160 shares of common stock were outstanding. In April 2013, these warrants expired in accordance with their terms.

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

The significant rights, privileges, and preferences of the Preferred Stock were as follows:

Election of Directors

Prior to the September 30, 2013 conversion, the holders of Series B-1 Preferred were entitled to elect five members of the Company’s Board of Directors, the holders of Series D-1 Preferred were entitled to elect one member of the Company’s Board of Directors, and the holders of common stock were entitled to elect one member of the Company’s Board of Directors, subject to certain restrictions. All remaining members of the Company’s Board of Directors were elected by all of the stockholders voting on an as-if-converted basis.

Voting Rights

Prior to the September 30, 2013 conversion, the Preferred Stock carried voting rights equal to the number of shares of common stock into which it could be converted. Additionally, certain corporate actions could only be exercised upon the approval of holders of 66 2/3% of the outstanding shares of Series B-1 Preferred and Series C-1 Preferred, voting together as a single class, and 51% of the outstanding shares of Series D-1 Preferred and Series E Preferred, voting together as a single class.

Dividends

All dividends were payable when and if declared by the Company’s Board of Directors. The holders of Series E Preferred were entitled to cumulative dividends in preference to the holders of Series A-1 Preferred, Series B-1 Preferred, Series C-1 Preferred, Series D-1 Preferred, and common stock. The holders of Series D-1 Preferred were entitled to cumulative dividends in preference to the holders of Series A-1 Preferred, Series B-1 Preferred, Series C-1 Preferred, and common stock. The holders of Series B-1 Preferred and Series C-1 Preferred were entitled to cumulative dividends in preference to the holders of Series A-1 Preferred and common stock. The holders of Series A-1 Preferred were entitled to cumulative dividends in preference to the holders of common stock. The dividend rate was $18.64, $18.64, $29.26, $18.64, and $18.64 per annum for each outstanding share of Series E Preferred, Series D-1 Preferred, Series C-1 Preferred, Series B-1 Preferred, and Series A-1 Preferred, respectively. Additionally, if dividends were paid to any holder of common stock, the holders of Preferred Stock would receive a dividend of a per share amount (on an as-if-converted to common stock basis) equal to the amount paid to the holders of common stock.

No dividends were declared as of December 31, 2013 and 2012. Prior to the conversion of the Preferred Stock in connection with the 2013 financing, the aggregate cumulative dividends as of September 30, 2013, were $3.4 million ($47.28 per share), $1.9 million ($48.14 per share), $15.9 million ($116.00 per share), $5.6 million ($201.83 per share), $63.1 million ($168.96 per share), and $2.3 million ($183.64 per share) for Series E-3 Preferred, Series E-1 Preferred, Series D-1 Preferred, Series C-1 Preferred, Series B-1 Preferred, and Series A-1

Preferred, respectively. The aggregate cumulative dividends as of December 31, 2012, were $2.7 million ($38.04 per share), 1.5 million ($38.90 per share), $14.6 million ($106.75 per share), $5.1 million ($187.32 per share), $59.6 million ($159.72 per share), and $2.2 million ($174.40 per share) for Series E-3 Preferred, Series E-1 Preferred, Series D-1 Preferred, Series C-1 Preferred, Series B-1 Preferred, and Series A-1 Preferred, respectively.

Liquidation Preference

While the Preferred Stock was outstanding, in the event of a liquidation, dissolution, winding up, or change in control of the Company, the liquidation preference of each stockholder class was to be paid in the following order, from available funds: first to the holders of Series E-1 Preferred and Series E-3 Preferred, second to the holders of Series D-1 Preferred, third to the holders of Series B-1 Preferred and Series C-1 Preferred, and fourth to the holders of Series A-1 Preferred. After payment of the Preferred Stock liquidation preferences, the remaining assets of the Company were to be distributed ratably to all holders of common stock and Preferred Stock on an as-if-converted basis. The liquidation preference of Series E-1 Preferred, Series E-3 Preferred, Series D-1 Preferred, Series C-1 Preferred, Series B-1 Preferred, and Series A-1 Preferred was equal to $465.87, $290.97, $232.93, $365.70, $232.93, and $232.93 per share, respectively, plus any cumulative unpaid dividends. If there were insufficient funds available to satisfy each liquidation preference in its entirety, the holders of Preferred Stock were to be paid a pro rata amount based on their liquidation preference.

Conversion Rights

Each share of Preferred Stock was convertible at any time, at the option of the holder, into shares of the Company’s common stock at then applicable conversion rate. The conversion rate for each of the series of Preferred Stock was 1:1, except for the Series D-1 Preferred, which had a conversion rate of 1.365:1. With respect to the Series E Preferred, Series D-1 Preferred, Series B-1 Preferred, and Series A-1 Preferred, if the Company issued common stock or securities convertible into or exercisable for shares of common stock at a price less than the respective original purchase price per share, the conversion rate of such stock was to be adjusted to the lowest price per share paid in such issuance. The conversion rate for Preferred Stock would not be adjusted for common stock issuances on the exercise of options or warrants issued to employees, directors, or consultants of the Company and in certain other circumstances.

Each share of Preferred Stock automatically converted into common stock upon the approval of holders of 66 2/3% of the outstanding shares of Series B-1 Preferred, voting as a separate class, and 51% of the outstanding shares of Series D-1 Preferred and Series E Preferred, voting together as a separate class, or upon the closing of an underwritten public offering of the Company’s common stock pursuant to an effective registration statement under the Securities Act of 1933, as amended, at a per share price of at least $8.00, and raising aggregate gross proceeds of at least $30.0 million. In connection with the 2013 financing each holder of the Company’s preferred stock that participated in the 2013 financing for between 1% and up to 99% of such holders “Pro Rata Share” (as defined in the Company’s then effective certificate of incorporation) had each share of preferred stock represented by such participation amount converted into four shares of common stock and the balance of any shares of preferred stock converted at the then applicable conversion rate. Any holder that participated in the 2013 financing for between 100% and 300% of such holder’s Pro Rata Share (the “Participation Multiple”) had each share of preferred stock convert into shares of common stock by multiplying the product of (y) the aggregate number of shares of preferred stock held by such holder multiplied by the applicable Participation Multiple and (z) four (4).

10. Common Stock

The Company was authorized to issue 100,000,000 and 74,000,000 shares of common stock as of December 31, 2013 and 2012, respectively.

Common Stock Issuances in the 2013 Financing

On September 30, 2013, all the outstanding shares of the Company’s redeemable convertible preferred stock were converted into 2,793,281 shares of common stock and the related carrying value of $320.0 million was reclassified to additional paid-in capital.

Commencing on September 30, 2013, the Company entered into a series of financing transactions (collectively referred to as the 2013 financing) which resulted in the issuance of common stock and warrants to purchase shares of common stock. Specifically, on September 30, 2013, the Company sold 5,366,669 shares of common stock and 1,073,338 warrants to purchase shares of common stock in a private placement for net proceeds to CymaBay of $22.8 million after deducting placement agent fees and estimated offering expenses. Also on that date, the Company issued 624,944 shares of common stock in cancellation of approximately $16.9 million of debt owed to JJDC, the holder of that debt (Note 7).

On October 31, 2013, the Company sold an additional 664,300 shares of common stock and warrants to purchase 132,860 shares of common stock, which sales were also part of the private placement, for net proceeds to CymaBay of $2.2 million after deducting placement agent fees and estimated offering expenses.

On November 22, 2013, the Company entered into an agreement with investors to purchase 604,000 shares of common stock and 120,800 warrants to purchase shares of common stock as part of the private placement for net proceeds of $2.7 million, which sales were set to occur shortly after the listing of the Company’s common stock on the over-the-counter market. Cymabay began trading on the over-the-counter market on January 24, 2014 enabling this portion of the financing to be completed in late January 2014.

Common Stock Warrants

In connection with 2013 financing and the Company’s private placement of common stock and warrants, in September and October 2013, the Company issued five-year warrants to purchase 1,620,988 shares of CymaBay’s common stock at an exercise price of $5.75 per share which we refer to here as our 2013 financing warrants. The Company also issued five-year warrants to purchase 121,739 shares of CymaBay’s common stock to its lenders at an exercise price of $5.00 per share. The 2013 financing warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, the Company is required to account for the 2013 financing warrants issued in September and October 2013 as a liability at fair value. In addition, the estimated liability related to the 2013 financing warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants. At issuance date, the fair value of the 2013 financing warrant liability was estimated to be $6.0 million. These warrants were revalued at fair value as of December 31, 2013 using a binomial lattice model and the resulting increase in fair value of $0.5 million was recorded as an increase to the warrant liability and as a loss in other income, net in the Company’s Statement of Operations and Comprehensive Loss.

In November 2009, the Company’s Board of Directors approved the extension of the time period in which the holders of warrants to purchase 29,245 shares of common stock are able to exercise their warrants that were issued in connection with the issuance of Series B-1 Preferred. The exercise periods of the warrants that originally ended in November 2009 were extended to December 31, 2010. In December 2010, the Company’s Board of Directors further modified these warrants. The number of common shares exercisable under the warrants was reduced by 50% to 14,623, and the exercise period was extended to December 31, 2012. In December 2012, the Company’s Board of Directors again modified these warrants to purchase common stock. The number of shares exercisable under the warrants issued with the issuance of the Series B-1 Preferred was reduced by 45% of the original shares to 13,163, and the exercise period was extended to April 1, 2013. The extension of the agreement did not cause a material change in value. In April 2013, these warrants expired.

In December 2010, the Company’s Board of Directors modified the warrants to purchase common stock that were issued in connection with the issuance of Series D-1 Preferred. The exercise period of the warrants issued in connection with the Series D-1 Preferred issuance was extended to April 13, 2013. The charge related to the modifications to these warrants of $0.1 million was recorded to accumulated deficit and was determined using the Black-Scholes valuation model, with the following inputs used to determine the charge related to the modification: fair value of the Company’s common stock of $15.90 per share, expected life of the modified warrants of one to two years, risk-free interest rate of 0.50%, and expected common stock price volatility of 83%. In April 2013, these warrants expired.

Shares of Common Stock Authorized for Issuance

As of December 31, 2013 and December 31, 2012, the Company had reserved shares of authorized but unissued common stock as follows:

	Shares Reserved December 31, 2013	Shares Reserved December 31, 2012
Outstanding common stock warrants	1,742,727	28,208
Equity incentive plans	577,294	140,474
Convertible preferred stock	—	661,059

Total reserved shares of common stock	2,320,021	829,741

11. Stock Plans and Stock-Based Compensation

Stock Plans

In September 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (2013 Plan), under which shares of common stock are reserved for the granting of options, stock bonuses, and restricted stock awards by the Company. These awards may be granted to employees, members of the Board of Directors, and consultants to the Company. The 2013 Plan has a term of ten years and replaced the 2003 Equity Incentive Plan, which had similar terms. The 2013 Plan permits the Company to (i) grant incentive stock options to directors and employees at not less than 100% of the fair value of common stock on the date of grant; (ii) grant nonqualified options to employees, directors, and consultants at not less than 85% of fair value; (iii) award stock bonuses; and (iv) grant rights to acquire restricted stock at not less than 85% of fair value. Options generally vest over a four- or five-year period and have a term of ten years. Options granted to 10% stockholders have a maximum term of five years and require an exercise price equal to at least 110% of the fair value on the date of grant. The exercise price of all options granted to date has been at least equal to the fair value of common stock on the date of grant.

Restricted stock units, which had been previously granted in 2007 pursuant to the Company’s 2003 Equity Incentive Plan, vested over a four- or five-year period, subject to certain performance conditions, and terminated on August 19, 2012.

Stock Plan Activity

In December 2013, the Company’s Board of Directors modified the terms of 60,847 stock options held by employees, directors, and scientific advisory board members. Specifically, the exercise price for such options was reduced to $5, the fair market value of the Company’s common stock on the date of modification, and the term of each option was extended to 10 years from the date of the modification. The Company will account for this stock option modification by recognizing any unamortized expense related to the original unmodified options as of the modification date over the remaining vesting periods of those awards. The incremental expense resulting from this modification of $0.2 million will also be recognized over the remaining vesting period. As substantially all of the modified awards were fully vested on the modification date, the Company recognized $0.2 million of noncash stock-based compensation expense related to this stock option modification in December 2013.

As of December 31, 2013, 41 shares were available for issuance under the 2013 plan. In accordance with the provisions of the Company’s 2013 Equity Plan, the number of shares available for issuance under the plan automatically increased by 472,753 shares on January 1, 2014.

The following table summarizes stock option activity:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price of Options	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2012	103,760	$34.19	4.43	$—
Options granted	487,697	5.00
Options exercised	(77)	4.77
Options forfeited	(3,490)	10.36
Options expired	(10,637)	31.31

Outstanding as of December 31, 2013	577,253	$7.00	9.57	$3

Vested and expected to vest as of December 31, 2013	557,995	$7.07	9.56	$3

Exercisable as of December 31, 2013	289,308	$9.55	9.25	$1

The following table summarizes information about stock options outstanding as of December 31, 2013 :

	Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Term (Years)	Number of Shares
$4.77	12,257	7.62	8,815
$5.00	548,544	9.88	264,041
$15.90	839	0.27	839
$30.21	8,638	0.41	8,638
$39.75	3,520	0.27	3,520
$238.50	3,455	2.73	3,455

	577,253	9.57	289,308

Grant Date Fair Value

The following table presents the weighted-average assumptions the Company used with the Black-Scholes valuation model to derive the grant date fair value-based measurements of employee and director stock options and the resulting estimated weighted-average grant date fair-value-based measurements per share:

	Year Ended December 31,
	2013	2012
Weighted-average assumptions:
Expected term	6 yrs	6.25 yrs
Expected volatility	92%	100%
Risk-free interest rate	1.76%	1.01%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$3.76	$3.97

Expected Term

The Company does not believe it can currently place reliance on its historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term. Therefore, for stock option grants made during the years ended December 31, 2013 and 2012, the Company has opted to use the simplified method for estimating the expected term which is an average of the contractual term of the options and its ordinary vesting period. The expected term represents the period of time that options are expected to be outstanding.

Expected Volatility

As the Company does not have any trading history for its common stock, the expected stock price volatility for the Company’s common stock was estimated by considering the volatility rates of similar publicly traded peer entities within the life sciences industry.

Risk-Free Interest Rate

The risk-free interest rate assumption was based on U.S. Treasury instruments with constant maturities whose term was consistent with the expected term of stock options granted by the Company.

Expected Dividend Yield

The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.

Common Stock Fair Value

The Company’s Board of Directors has historically determined the fair value of the Company’s common stock for the purpose of pricing the Company’s equity awards to employees, directors, and consultants. As there has been no public market for the Company’s common stock, the Company’s Board of Directors, in making such fair value determinations, considered a number of factors, including the price at which Preferred Stock was issued to outside investors in arm’s-length transactions, the rights, preferences, and privileges of the Preferred Stock relative to the common stock, important developments relating to advancement of the Company’s technology and clinical programs, the Company’s stage of development and business strategy, the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering or sale of the Company, prevailing market conditions, and the market prices of various publicly held life sciences companies. Additionally, the Board of Directors considered contemporaneous valuations provided by third-party valuation specialists.

Forfeitures

The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeiture estimates impact compensation in the period in which the change occurs.

The total intrinsic value of options exercised was none for the years ended December 31, 2013 and 2012.

Vested and Unvested Awards

The total fair value of options vested for the years ended December 31, 2013 and 2012, was $0.9 million and $0.1 million, respectively.

As of December 31, 2013, and 2012 the total compensation expense related to unvested employee stock options to be recognized in future periods, excluding estimated forfeitures, was $1.2 million and $0.2 million, respectively. The weighted-average periods over which this compensation expense is expected to be recognized are 3.9 years and 2.0 years as of December 31, 2013 and 2012, respectively.

Incentive Awards

In December 2013, as permitted by the 2013 Equity Plan, the Company issued certain incentive awards to directors, employees and a consultant which are indexed to 220,266 shares of the Company’s common stock and are exercisable at $5 per share when vested. The Company may determine at its option whether to settle exercised awards in shares of common stock or in cash. Each recipient’s incentive award defines the number of common shares that may be acquired upon exercise provided the Company chooses to settle in shares. For awards settled in cash, the Company must pay the recipient the excess of the fair market value of the Company’s common stock on the date of exercise over the $5 exercise price paid by the recipient multiplied by the number of shares the recipient would be entitled to receive had the award been settled in shares of the Company’s common stock.

The incentive awards vest 100% on the second anniversary of their grant date and have a term of 10 years. If before this vest date the Company’s shareholders approve an increase to the 2013 plan’s shares available for issuance by 220,266, the incentive awards shall automatically be modified to vest monthly over four years effective from their grant date.

The incentive award is a stock based compensation arrangement. As of December 31, 2013, the Company did not have sufficient shares available for issuance to settle the incentive awards in stock. Accordingly, settlement in cash is deemed more likely as of the balance sheet date. The Company accounted for these cash settled awards as a liability and will remeasure the awards at fair value at each reporting date until settled. Compensation expense and the related incentive award liability will be recognized over the vesting period of the incentive awards.

The Company recorded the fair value of the incentive awards using the Black-Scholes option pricing model using a stock price of $5, an exercise prices of $5, an expected term of 6 years, a volatility of 92%, and a dividend yield of 0% which resulted in a grant date fair value of $3.76 per share underlaying the incentive awards. The Company recorded $9,000 of compensation expense pertaining to incentive awards for the year ended December 31, 2013. The corresponding incentive award liability is presented in other liabilities in the accompanying balance sheet.

Restricted Stock Units

No restricted stock units were granted or were vested in the years ended December 31, 2013 and 2012. No restricted stock units were outstanding as of December 31, 2013. Nine restricted stock units were outstanding as of December 31 ,2012, and had a weighted-average grant date fair value of $238.50 per share and a weighted-average remaining contractual term of 0.64 years. No expense has been recorded to date related to the Company’s restricted stock units, as no restricted stock units have vested. Vesting of the restricted stock units was contingent upon either an initial public offering of the Company’s common stock or a change in control.

Stock-Based Compensation Expense

Employee and Director Expense

Employee and director stock-based compensation expense recorded was as follows (in thousands):

	Year Ended December 31
	2013	2012
Research and development	$184	$26
General and administrative	691	54

Total	$875	$80

In January 2004, the Company’s Board of Directors canceled outstanding employee options under the 1993 Stock Option Plan and replaced them with new options to purchase 1,230 shares of common stock under the 2003 Plan at an exercise price of $30.21 per share. These replacement options were fully vested on the grant date and are exercisable for ten years, or 18 months after an initial public offering, if earlier. All replacement options are being accounted for as variable from the date of issuance to the date the options are exercised, forfeited or expire. During the years ended December 31, 2013 and 2012, as a result of decreases in the fair market value of its common stock, the Company did not record any compensation expense related to these options.

Non-Employee Expense

The Company has issued options to purchase shares of common stock to members of its Scientific Advisory Board (SAB) and certain consultants. The stock options have various exercise prices, a term of ten years, and vest over periods up to sixty months. In 2013 and 2012, the Company granted to its SAB members and consultants options to purchase 6,833 and 3,145 shares of common stock, respectively. As of December 31, 2013, options to purchase 4,555 shares of common stock remained unvested, and compensation related to these stock options is subject to periodic adjustment as the shares vest. In 2013, the Company also issued an incentive award for 2,335 shares to an SAB member which remained unvested as of December 31, 2013. The Company recorded $17,000 and $6,000 of expense in the years ended December 31, 2013 and 2012, respectively, related to these options and awards.

The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to employee stock-based compensation costs.

12. 401(k) Plan

The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. While the Company may elect to match employee contributions, no such matching contributions have been made through December 31, 2013 and 2012.

13. Income Taxes

No provision for U.S. income taxes exists due to tax losses incurred in all periods presented. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31
	2013	2012
Deferred tax assets:
Federal and state net operating loss carryforwards	$60,569	$62,745
Capitalized research and development	22,349	22,490
Federal and state tax credit carryforwards	6,600	6,153
Other	1,313	1,200

Total deferred tax assets	90,831	92,588
Valuation allowance	(90,831)	(92,588)

Net deferred tax assets	$—	$—

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance decreased by $1.8 million during the year ended December 31, 2013 and increased $4.7 million during the year ended December 31, 2012.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	December 31
	2013	2012
Expected income tax benefit at federal statutory tax rate	$(3,424)	$(3,826)
Net operating loss reduction	4,441	—
Change in valuation allowance	(1,757)	4,668
State income taxes, net of federal benefit	583	(763)
Permanent items	555	54
Research credits	(396)	—
Other, net	(2)	(133)

Income tax (benefit) expense	$—	$—

Pursuant to Internal Revenue Code (“IRC”), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company completed an analysis under IRC Sections 382 and 383 through December 21, 2007 and determined that the Company’s net operating losses and research and development credits were subject to limitations due to changes in ownership through December 31, 2007. The net operating loss carryforwards reflected in the deferred tax assets at December 31, 2013 have been adjusted to reflect Section 382 limitations resulting from the ownership change As the Company was in a net operating loss position for the year 2013 and 2012, the Company has not performed any additional analysis for IRC Sections 382 and 383 for the years ended December 31, 2013 and 2012. There is a risk that additional changes in ownership could have occurred since December 31, 2007. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

As of December 31, 2013, we had federal net operating loss carryforwards of $152.1 million and state net operating loss carryforwards of $152.2 million to offset future taxable income, if any. In addition, we had federal research and development tax credit carry forwards of $6.2 million and state research and development tax credit carryforwards of $3.2 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2024 through 2033 and the state net operating loss carryforwards will expire beginning in 2014 through 2033. The state tax credit will carry forward indefinitely.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Total
Balance as of December 31, 2011	$1,711
Increases related to 2012 tax positions	36

Balance as of December 31, 2012	$1,747
Increases related to prior year tax positions	65
Increases related to 2013 tax positions	53

Balance as of December 31, 2013	$1,865

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

The Company files income tax returns in the U.S. federal and California jurisdiction and is not currently under examination by federal, state, or local taxing authorities for any open tax years. The tax years 1998 through 2013 remain open to examination by the major taxing authorities.

14. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $45,000 and $60,000 in the years ended December 31, 2013 and 2012, respectively, in monthly cash retainers. The Company also issued options to purchase shares of common stock and incentive awards to this individual in his capacity as a member of its Scientific Advisory Board (Note 11).

15. Subsequent Events

Clinical Research and Development Agreement

In February, 2014, the Company and INC Research entered into a master services agreement and related initial work order under the master services agreement to provide contract clinical research and development services to the Company. The master services agreement provides that the Company may engage INC Research from time to time to provide services in accordance with work orders mutually agreed and budgeted between the parties. The Company contemplates that the master services agreement will be utilized from time to time for clinical research and development of its product candidates and the initial work order includes services with respect to CymaBay’s lead clinical candidate, arhalofenate, which total is anticipated to exceed approximately $8 million. The master services agreement has a term of five years; however, the Company may terminate the master services agreement or any individual work order of the master services agreement on thirty (30) days written notice, or immediately in the event of any safety risk associated with the services being performed. In addition, either party may terminate the Agreement or any applicable work order upon thirty (30) days written notice for a material breach by the other party.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CymaBay Therapeutics, Inc. Registrant

March 31, 2014 Date	/s/ Harold Van Wart Harold Van Wart President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Harold Van Wart and Sujal Shah, as his true and lawful attorney-in-fact and agent, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Harold Van Wart Harold Van Wart	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014

/s/ Sujal Shah Sujal Shah	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

/s/ Louis G. Lange Louis G. Lange, M.D., Ph.D.	Director	March 31, 2014

/s/ Carl Goldfischer Carl Goldfischer, M.D.	Director	March 31, 2014

/s/ Hari Kumar Hari Kumar, Ph.D.	Director	March 31, 2014

/s/ Edward E. Penhoet Edward E. Penhoet, Ph.D.	Director	March 31, 2014

/s/ Kurt von Emster Kurt von Emster, CFA	Director	March 31, 2014

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement. (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.3	Form of 2013 Financing Warrant. (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.4	Amendment No. 1 to Registration Rights Agreement.

10.1*	2003 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.2*	Form of 2003 Equity Incentive Plan Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.3*	Form of 2003 Equity Incentive Plan Early Exercise Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.4	Form of CymaBay Indemnity Agreement. (Filed with the SEC as Exhibit 10.4 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.5	Loan and Security Agreement, dated September 30, 2013, by and among CymaBay Therapeutics, Inc., Silicon Valley Bank and Oxford Finance LLC. (Filed with the SEC as Exhibit 10,5 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.6	Lease, dated February 18, 1992, by and among Transplantation Technology, Inc., Metabolex, Inc. and Spieker-Singleton #87. (Filed with the SEC as Exhibit 10.6 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.7	Amendment No. 1 to Lease, dated October 8, 1996, between Metabolex, Inc. and Spieker Properties, L.P. (Filed with the SEC as Exhibit 10.7 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.8	Amendment No. 2 to Lease, dated November 20, 1996, by and among Transplantation Technology, Inc., Metabolex, Inc. and Spieker Properties, L.P. (Filed with the SEC as Exhibit 10.8 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.9	Amendment No. 3 to Lease, dated May 27, 1998, between Metabolex, Inc. and Spieker Properties, L.P. (Filed with the SEC as Exhibit 10.9 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

Exhibit No.	Description of Document

10.10	Amendment No. 4 to Lease, dated May 29, 2003, between Metabolex, Inc. and EOP-Industrial Portfolio, L.L.C. (Filed with the SEC as Exhibit 10.10 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.11	Amendment No. 5 to Lease, dated February 15, 2005, between Metabolex, Inc. and RREEF America REIT II, Corp. LLL. (Filed with the SEC as Exhibit 10.11 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.12	Amendment No. 6 to Lease, dated September 29, 2006, between Metabolex, Inc. and RREEF America REIT II, Corp. LLL. (Filed with the SEC as Exhibit 10.12 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.13	Amendment No. 7 to Lease, dated July 15, 2010, between Metabolex, Inc. and Northern California Industrial Portfolio, Inc. (Filed with the SEC as Exhibit 10.13 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.14#	Development and Clinical Manufacture Agreement, dated June 5, 2012, between Metabolex, Inc. and Patheon Inc. (Filed with the SEC as Exhibit 10.14 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.15#	Standard Development Agreement, dated October 31, 2006, between Metabolex, Inc. and Metrics, Inc. (Filed with the SEC as Exhibit 10.15 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.16#	License and Development Agreement, dated June 30, 1998, between Metabolex, Inc. and DiaTex, Inc. (Filed with the SEC as Exhibit 10.16 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.17#	First Amendment to License and Development Agreement, dated April 15, 1999, between Metabolex, Inc. and DiaTex, Inc. (Filed with the SEC as Exhibit 10.17 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.18#	Development and Clinical Manufacture Agreement, dated April 30, 2012, between Metabolex, Inc. and Siegfried AG. (Filed with the SEC as Exhibit 10.18 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.19*	Resignation Letter, dated June 25, 2012, between Metabolex, Inc. and Raymond Urbanski. (Filed with the SEC as Exhibit 10.24 to our Amendment No. 1 to Registration Statement on Form 10, filed with the SEC on September 19, 2013, SEC File No. 000-55021.)

10.20*	2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.25 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.21*	Form of Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.26 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.22*	Form of Incentive Award Grant Notice under the 2013 Equity Incentive Plan

10.23	Lease, dated November 8, 2013, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, L.P. (Filed with the SEC as Exhibit 10.27 to our Form 10-Q, filed with the SEC on November 25, 2013, SEC File No. 000-55021.)

10.24*	Offer Letter, dated December 6, 2013, between CymaBay Therapeutics, Inc. and Sujal Shah.

Exhibit No.	Description of Document

10.25*	Amendment to Offer Letter, dated November 21, 2013, between CymaBay Therapeutics, Inc. and Harold Van Wart.

10.26*	Amendment to Offer Letter, dated November 21, 2013, between CymaBay Therapeutics, Inc. and Charles A. McWherter.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document

101.LAB XBRL	Taxonomy Extension Label Linkbase Document

101.PRE XBRL	Taxonomy Extension Presentation Document

*	Indicates management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.