Form 10-Q
period 2014-03-31
CymaBay Therapeutics, Inc.
filed 2014-05-15
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number 000-55021

CymaBay Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3103561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7999 Gateway Blvd, Suite 130 Newark, CA	94560
(Address of principal executive offices)	(Zip Code)

(510) 293-8800

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

As of April 30, 2014, there were 10,064,826 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,342	$24,401
Marketable securities	6,191	6,843
Contract receivables	168	110
Accrued interest receivable	90	68
Prepaid expenses	1,876	364
Other current assets	266	453

Total current assets	30,933	32,239
Property and equipment, net	60	3
Other assets	203	258

Total assets	$31,196	$32,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,069	$697
Accrued liabilities	2,368	2,251
Warrant liability	11,638	6,466
Facility loan	410	38
Accrued interest payable	36	36

Total current liabilities	15,521	9,488
Facility loan, less current portion	4,099	4,407
Other liabilites	200	9

Total liabilities	19,820	13,904
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized;10,064,495 and 9,455,064 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	370,276	367,435
Accumulated other comprehensive income	3	2
Accumulated deficit	(358,904)	(348,842)

Total stockholders’ equity	11,376	18,596

Total liabilities and stockholders’ equity	$31,196	$32,500

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating expenses:
Research and development	$2,615	$1,490
General and administrative	2,500	925

Total operating expenses	5,115	2,415

Loss from operations	(5,115)	(2,415)
Other income (expense):
Interest income	12	1
Interest expense	(184)	(212)
Other expense, net	(4,775)	(2)

Net loss	(10,062)	(2,628)
Accretion to redemption value of redeemable convertible preferred stock	—	(3,109)

Net loss attributable to common stockholders	(10,062)	(5,737)
Other comprehensive loss/income:
Unrealized gain on marketable securities	1	—

Other comprehensive income	1	—

Comprehensive loss	$(10,061)	$(5,737)

Basic and diluted net loss per common share	$(1.02)	$(985.06)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	9,873,687	5,824

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net loss	$(10,062)	$(2,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	26
Non-employee stock-based compensation expense	2	—
Employee and director stock-based compensation expense	714	18
Amortization of premium on marketable securities	71	—
Non-cash interest associated with debt discount accretion	49	10
Change in fair value of warrant liability	4,784	—
Changes in assets and liabilities:
Contract receivables	(58)	(11)
Accrued interest receivable	(22)	9
Prepaid expenses	(1,512)	20
Other assets	(211)	(55)
Accounts payable	372	20
Accrued liabilities	830	228
Accrued interest payable	26	204
Other liabilities	3	—

Net cash used in operating activities	(5,011)	(2,159)
Investing activities
Purchases of property and equipment	(32)	—
Proceeds from sales of marketable securities	582	—

Net cash provided by investing activities	550	—
Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	2,402	—

Net cash provided by financing activities	2,402	—
Net decrease in cash and cash equivalents	(2,059)	(2,159)
Cash and cash equivalents at beginning of period	24,401	7,726

Cash and cash equivalents at end of period	$22,342	$5,567

Supplemental disclosure of cash flow information
Cash paid for interest	$109	$—
Fixed assets in accrued expenses	28	—
Issuance of common stock warrants	443	—
Issuance of common stock upon cashless warrant exercise	55	—
Noncash issuance costs incurred in common stock financing	453	—

See accompanying notes.

CymaBay Therapeutics, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the “Company” or “CymaBay”) is a biopharmaceutical company focused on developing therapies to treat metabolic and rare diseases with high unmet need. The Company’s lead product candidate, arhalofenate, is being developed for the treatment of gout. The Company’s second product candidate, MBX-8025, is being considered for the treatment of certain orphan diseases. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

On September 30, 2013, the Company sold shares of its common stock and warrants to purchase shares of its common stock in a private placement for aggregate gross proceeds of $26.8 million, and raised an additional $5.0 million in venture debt financing pursuant to a $10.0 million loan agreement which it entered into simultaneously with the private placement on September 30, 2013, resulting in aggregate net proceeds to the Company of $28.8 million after deducting placement agent fees and estimated offering expenses. At the same time the Company issued shares of its common stock in cancellation of approximately $16.9 million of debt owed to the holder of that debt. On October 31, 2013, the Company sold additional shares of its common stock and warrants to purchase shares of its common stock, which sales are also part of the private placement, for net proceeds of $2.2 million after deducting placement agent fees and estimated offering expenses. Further, on November 22, 2013, the Company entered into an agreement with investors to purchase shares of its common stock and warrants to purchase shares of its common stock as part of the private placement for net proceeds of $2.7 million, which sales occurred on January 29, 2014, after the listing of the Company’s common stock on the over-the-counter market. The Company refers to the private placement, the venture debt financing and the issuance of the Company’s common stock in cancellation of the $16.9 million of debt as the 2013 financing.

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three months ended March 31, 2014, the Company incurred a loss from operations of $10.1 million and used $5.0 million of cash in operations. At March 31, 2014, the Company had an accumulated deficit of $358.9 million. CymaBay expects to incur increased research and development expenses as it continues to study its product candidates in clinical trials.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2013, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2014. The results for the three months ended March 31, 2014, are not necessarily indicative of results to be expected for the year or for any other period.

Use of Estimates

The financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates. The Company believes significant judgment is involved in estimating stock-based compensation, accrued liabilities, and equity and liability instrument valuations.

Reverse Stock Split

On September 30, 2013, the Company filed an amended and restated certificate of incorporation under which the Company’s preferred stock and common stock was reverse split on a 1-for-79.5 basis. The accompanying financial statements and notes to the financial statements, give retroactive effect to the reverse split for all periods presented.

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

The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable, convertible notes, and accrued expenses approximate the related fair values due to the short-term maturities of these instruments.

	As of March 31, 2014
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$21,737	$—	$—	$21,737
Corporate debt and asset backed securities	—	6,191	—	6,191

Total assets measured at fair value	$21,737	$6,191	$—	$27,928

Warrant liability	$—	$—	$11,638	$11,638

Total liabilities measured at fair value	$—	$—	$11,638	$11,638

Marketable securities consist of available-for-sale securities that are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company values cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs and, as such, classifies cash equivalents and marketable securities within Level 1 or Level 2.

As of March 31, 2014, the Company held a Level 3 liability associated with warrants, issued in connection with the Company’s 2013 financing. The warrants are considered a liability and are valued using an option-pricing model, the inputs for which include exercise price of the warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the warrants. As of December 31, 2013, the Company also held a Level 3 liability associated with a forward contract which arose in connection with the Company’s November 22, 2013 execution of an equity purchase agreement with certain investors. The agreement required the Company to issue a fixed number of shares of common stock and warrants to purchase common stock at a predetermined price of $3.0 million provided the Company completes the listing of its common stock on a public stock exchange. The forward contract’s fair value was determined upon execution as the difference between the present value of the equity proceeds to be received under the agreement less the fair value of the underlying securities. The forward contract liability is presented in the balance sheet as a component of accrued liabilities and is revalued at each reporting period until contract settlement which occurred on January 29, 2014. The fair value of the underlying common stock and warrants were valued using an option-pricing model, the inputs of which are similar to those used in the valuation of the Company’s liability classified warrants. Changes to any of the inputs to the option-pricing models used by the Company can have a significant impact to the estimated fair value of the warrants and forward contract liabilities.

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Warrant	Forward
	Liability	Contract
Balance as of December 31, 2013	$6,466	$453
Issuance of financial instrument	443	—
Change in fair value	4,784	(10)
Settlement of financial instrument	(55)	(443)

Balance as of March 31, 2014	$11,638	$—

The gains and losses from remeasurement of Level 3 financial liabilities are recorded through other expense, net on the accompanying statements of operations and comprehensive loss.

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

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of March 31, 2014 and December 31, 2013, cash restricted under these arrangements was $100,000 and $155,000, respectively. These amounts are presented in other assets on the accompanying balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized if the estimated undiscounted future cash flow expected to result from the use and eventual disposition of an asset is less than the carrying amount. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets. Accordingly, the Company has not recognized any impairment losses as of March 31, 2014 and December 31, 2013.

Deferred Rent

The Company records its costs under facility operating lease agreements as rent expense. Rent expense is recognized on a straight-line basis over the non-cancelable term of the operating lease. The difference between the actual amounts paid and amounts recorded as rent expense is recorded to deferred rent in the balance sheet.

Common Stock Warrant Liability

Warrants issued to common stock holders and lenders by the Company in conjunction with the 2013 financing were classified as liabilities in the accompanying balance sheets, as the terms for redemption of the underlying security were outside the Company’s control. The warrants were recorded at fair value using either the Black-Scholes option pricing model, probability weighted expected return model or a binomial model, depending on the characteristics of the warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying condensed statements of operations and comprehensive loss.

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

The expenses related to clinical trials are based upon estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations (CROs) that conduct and manage clinical trials on behalf of the Company. Expenses related to clinical trials are accrued based upon the level of activity incurred under each contract as indicated by such factors as progress made against specified milestones or targets in each period, patient enrollment levels, and other trial activities as reported by CROs. Accordingly, the Company’s clinical trial accrual is dependent upon the timely and accurate reporting of expenses by clinical research organizations and other third-party vendors. Payments made to third parties under these clinical trial arrangements in advance of the receipt of the related services are recorded as prepaid assets, depending on the terms of the agreement, until the services are rendered.

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

Equity awards granted to non-employees are accounted for using the Black-Scholes valuation model to determine the fair value of such instruments. The fair value of equity awards granted to non-employees are re-measured over the related vesting period and amortized to expense as earned.

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

The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination based on the technical merits of the position.The Company records interest related to income taxes, if any, as interest, and any penalties would be recorded as other expense in the statements of comprehensive income (loss). There was no interest or penalties related to income taxes recorded during the three months ended March 31, 2014 and 2013.

Comprehensive Loss

Comprehensive loss includes net loss and net unrealized gains and losses on marketable securities, which are presented in a single continuous statement. Accumulated other comprehensive income (loss) is disclosed in the statements of redeemable convertible preferred stock and stockholders’ equity (deficit), and is stated net of related tax effects, if any.

Net Loss Per Common Share

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding equivalents during the period. Prior to the 2013 financing, in addition to common stock, the Company had preferred stock outstanding that contractually entitled the holder to participate in dividends and earnings of the Company. Accordingly, the Company applied the two-class method for calculating net loss per share. Under this method, all undistributed earnings are allocated first to the preferred stockholders based on their contractual right to dividends. This right is calculated on a pro rated basis for the portion of the period the preferred shares were outstanding. On September 30, 2013, in connection with the 2013 financing, all outstanding shares of the Company’s preferred stock were converted into shares of the Company’s common stock. Accordingly, no preferred stock was outstanding during the three months ended March 31, 2014.

Diluted net loss per share of common stock is calculated using the more dilutive of the two approaches: one, “as-converted” method, under which the weighted average number of common stock shares outstanding during the period is adjusted to include the assumed conversion of redeemable convertible preferred stock at the beginning of the period, and the other, the “two-class” method as described above. Under either approach, the weighted average number of shares outstanding is also adjusted to include the assumed exercises of stock options and warrants, if dilutive. For the three months ended March 31, 2014 and 2013, diluted net loss per share is the same as basic, as any adjustments would have been anti-dilutive.

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share:

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Warrants for common stock	1,848,487	28,210
Common stock options	906,796	97,687
Redeemable convertible preferred stock	—	661,059

	2,755,283	786,956

3. Certain Balance Sheet Items

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Office and computer equipment	$556	$556
Purchased software	166	166
Furniture and fixtures	42	42
Leasehold improvements	349	2,534

Total	1,114	3,298
Less accumulated depreciation and amortization	(1,054)	(3,295)

Property and equipment, net	$60	$3

In March 2014, the Company ceased use of a substantial portion of its leased facility in Hayward, California. In connection with the closure of this facility, the Company disposed of certain fully depreciated leasehold improvements.

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Accrued compensation	$419	$518
Accrued pre-clinical and clinical trial expenses	1,233	418
Accrued professional fees	501	782
Forward contract	—	453
Other accruals	215	80

Total accrued liabilities	$2,368	$2,251

4. Common Stock Warrants

In January 2014, in connection with the 2013 financing, the Company completed the sale of common stock for aggregate proceeds of $3.0 million and as part of this transaction, the Company issued five-year warrants to purchase 120,800 shares of common stock at an exercise price of $5.75 per share. Due to certain provisions, the Company is required to account for the warrants issued as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants. At issuance date, the fair value of the total warrant liability was estimated to be $0.4 million using a binomial lattice options-pricing model.

5. Collaboration and License Agreements

In August 2006, CymaBay entered into a strategic alliance with Ortho-McNeil, Inc., a subsidiary of Johnson and Johnson. As part of the alliance, Janssen Pharmaceutical NV, an affiliate of Ortho-McNeil, granted to CymaBay an exclusive worldwide, royalty-bearing license to MBX-8025 and certain other PPARd compounds (the “PPARd Products”) with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, CymaBay has full control and responsibility over the research, development and registration of any PPARd Products and is required to use diligent efforts to conduct all such activities. Janssen has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen has a right of first negotiation under the agreement to license a particular PPARd Product from CymaBay in the event that CymaBay elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen is entitled to receive up to an 8% royalty on net sales of PPARd Products. No payments were made and no royalties were received under this agreement during the three months ended March 31, 2014 and 2013.

In June 2010, CymaBay entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), a subsidiary of Johnson and Johnson, to further develop and discover undisclosed metabolic disease target agonists for the treatment of T2DM and other disorders and received a one-time nonrefundable technology access fee related to the agreements. CymaBay is also eligible to receive up to $228 million in contingent payments if certain development and commercial events are achieved as well as royalties on worldwide net sales of products. No such payments have been made to date. Under the terms of the agreements, Janssen has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease targets and is required to use diligent efforts to conduct all such activities.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. Pursuant to the license agreement, all of the Company’s patents and patent applications related to arhalofenate, its use, and production are jointly owned with DiaTex. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as a 2% royalty payment on net sales of products containing arhalofenate. No development payments were made in the three months ended March 31, 2014 and 2013, and no royalties have been paid to date.

6. Debt

On June 20, 2006 the Company entered into a equity and loan facility with the Johnson and Johnson Development Corporation (“JJDC”) pursuant to which the Company could drawn down up to an aggregate of $30 million in loans in the form of convertible preferred stock promissory notes. In March and September 2008, the Company issued notes in the aggregate amount of $3.5 million and $10.5 million, respectively. The notes were due on March 17 and September 17, 2011, including interest that accrued at 7.57% per annum. In December 2010, the aggregate principal amount and all accrued interest under the notes issued in March and September 2008 were converted into the Company’s Series E-3 convertible preferred stock (Series E-3 Preferred) at $232.93 per share.

In February and July 2009, the Company issued notes in the aggregate amount of $7.0 million and $6.7 million, respectively, which represented the remaining amount available to the Company, in accordance with the terms of the equity and loan facility with JJDC. The notes were due in February 2012 and July 2012, including interest that accrued at 4.42% per annum and 4.960% per annum, respectively. In January 2012, the Company amended the maturity dates of the outstanding $7.0 million and $6.7 million convertible promissory notes to extend the maturity date to March 1, 2013, and interest rates were increased to 4.919% and 5.46% per annum, respectively. In addition, the conversion price of the notes to convert into shares of the Company’s Series C-1 Preferred Stock was decreased from $438.84 per share to $292.56 per share. All of these notes were further amended in March 2013, to extend the maturity date on the notes to August 1, 2013, and to make the notes subordinate to repayment of the Company’s severance obligations to all employees until January 1, 2014. On July 31, 2013, the maturity date was extended to December 31, 2013. There are no financial covenants associated with the notes. For the three months ended March 31, 2013, the Company recognized $0.2 million of interest expense related to the convertible promissory notes. On September 30, 2013, the outstanding principal and accrued interest of $16.9 million under the equity and loan facility with JJDC was extinguished in exchange for 624,944 shares of common stock as an integral part of the 2013 financing.

Facility Loan

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the 2013 financing. The loan has a fixed interest rate of 8.75% payable twelve months interest only and thirty-six months amortization thereafter, with a final interest payment of $0.3 million at the end of the loan period. Until positive Phase 2b data is achieved, the Company must be in compliance with one of two financial covenants at all times: (1) maintain 1.3 times cash to outstanding debt or (2) maintain sufficient cash on hand to support eight months of operations based on a trailing average monthly cash burn. The first tranche loans under the term loan facility bear interest at a rate equal 8.75% per annum. Loans under the second tranche will bear interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum. We were also required to pay a facility fee of 1.00% on the term loan facility commitment.

At the time of the facility loan drawdown, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share. As a result of this issuance, a warrant liability of $0.5 million was recorded in the accompanying balance sheets which is required to be revalued at each balance sheet date.

7. Commitments and Contingencies

The Company leased office and laboratory space in a single building in Hayward, California. The facility lease, as amended on July 15, 2010, had a term of four years and expired on April 30, 2014. On November 8, 2013, the Company entered into a new lease commencing January 16, 2014, and expiring on December 31, 2018, for 8,894 square feet of office space in Newark, California. Rent expense was $0.2 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

Future minimum lease payments are as follows (in thousands):

Lease
Payments
Year ending December 31:
2014	$188
2015	209
2016	216
2017	222
2018	228

Total future minimum payments	$1,063

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

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2014 and December 31, 2013. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Stockholders’ Equity

Upon the closing in the 2013 financing on September 30, 2013, all of the outstanding shares of redeemable convertible preferred stock were converted into 2,793,281 shares of common stock, and the related carrying value of $320.0 million was reclassified to additional paid-in capital. As of March 31, 2014, no shares of redeemable convertible preferred stock were issued or outstanding.

The Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2014.

On September 30, 2013, the Company sold 5,366,669 shares of common stock and 1,073,338 warrants to purchase shares of common stock in the 2013 financing for net proceeds to the Company of $22.8 million after deducting placement agent fees and estimated offering expenses. Also on that date, the Company issued 624,944 shares of common stock in cancellation of approximately $16.9 million of debt owed to JJDC, the holder of that debt (Note 6). On October 31, 2013, the Company sold an additional 664,300 shares of common stock and warrants to purchase 132,860 shares of common stock, which sales were also part of the 2013 financing, for net proceeds to CymaBay of $2.2 million after deducting placement agent fees and estimated offering expenses. On November 22, 2013, the Company entered into an agreement with investors to purchase 604,000 shares of common stock and 120,800 warrants to purchase shares of common stock as part of the 2013 financing for net proceeds of $2.7 million, which sales were set to occur shortly after the listing of the Company’s common stock on the over-the-counter market. The Company began trading on the over-the-counter market on January 24, 2014 enabling this portion of the 2013financing to be completed in late January 2014.

As of March 31, 2014 and December 31, 2013, the Company had reserved shares of authorized but unissued common stock as follows:

	March 31,	December 31,
	2014	2013
	(unaudited)
Common stock warrants	1,848,487	1,742,727
Equity incentive plans	1,050,047	577,294

Total reserved shares of common stock	2,898,534	2,320,021

9. Stock Plans and Stock-Based Compensation

Stock Plans

On September 30, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan, or 2013 Plan, under which shares of the Company’s common stock are reserved for issuance pursuant to stock awards, including, but not limited to, incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and performance cash awards. In addition, the share reserve automatically increased by 472,753 shares on January 1, 2014, and will continue to automatically increase on January 1st of each year, for a period of not more than ten years, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, unless the Board determines otherwise prior to December 31st of such calendar year. From plan inception through March 31, 2014, the Company had issued options for an aggregate of 830,647 shares of the Company’s common stock under the 2013 Plan.

Stock-Based Compensation Expense

Employee and Director Expense

Employee and director stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Research and development	$146	$6
General and administrative	568	12

Total	$714	$18

10. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $45,000 in the year ended December 31, 2013 and $15,000 for the three months ended March 31, 2014, in monthly cash retainers. The Company also issued options to purchase shares of common stock and incentive awards to this individual in his capacity as a member of its Scientific Advisory Board.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three months ended March 31, 2014, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

CymaBay Therapeutics, Inc. is a biopharmaceutical company focused on developing therapies to treat metabolic and rare diseases with high unmet need. Our lead product candidate, arhalofenate, is being developed for the treatment of gout. CymaBay has completed three Phase 2 studies of arhalofenate in gout patients in which it demonstrated a consistent pattern of reduction of flare incidence and duration and lowering of serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form as a result of elevated sUA levels. One additional Phase 2b clinical study of 12 weeks duration is underway to confirm the safety and efficacy of a higher dose prior to initiating Phase 3 studies. Our second product candidate, MBX-8025, demonstrated favorable effects on cholesterol, triglycerides and markers of liver health in a Phase 2 clinical trial in patients with mixed dyslipidemia. We are considering pursuing MBX-8025 in a number of orphan diseases in which these attributes would be beneficial, such as Homozygous Familial Hypercholestorolemia (HoFH).

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

Reverse Stock Split

On September 30, 2013, we effected a 1-for-79.5 reverse split of our preferred stock and common stock, which we refer to as the reverse stock split, The discussion in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” gives retroactive effect to the reverse stock split.

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited financial statements in our Annual Report on Form 10-K filed with the SEC on March 31, 2014. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2014.

Results of Operations

General

To date, we have not generated any income from operations. Since our date of incorporation through March 31, 2014, we have an accumulated deficit of $358.9 million, primarily as a result of expenditures for research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees and milestone payments in connection with strategic partnerships, our product candidates are at a mid-level stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability.

	Three Month Ended
	March 31,
	2014	2013	Variance
($ in thousands)
Operating expenses:
Research and development	$2,615	$1,490	$1,125
General and administrative	2,500	925	1,575

Loss from operations	(5,115)	(2,415)	(2,700)
Interest expense, net	(172)	(211)	39
Other expense, net	(4,775)	(2)	(4,773)

Net loss	$(10,062)	$(2,628)	$(7,434)

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended March 31, 2014 and 2013, research and development expenses were $2.6 million and $1.5 million, respectively. Research and development expenses are detailed in the table below:

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Arhalofenate – Phase 2b Randomized Study	$1,486	$4
Arhalofenate Gout – Drug manufacturing	122	380
Arhalofenate Gout – Three Phase 2 Randomized Studies	(90)	9
MBX-8025	1	—
Other Projects	16	27

Total Project Costs	1,535	420
Internal Research and Development Costs	1,080	1,070

Total Research and Development	$2,615	$1,490

Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs increased by $1.1 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, due to the commencement of clinical trial activities for arhalofenate, our lead product candidate. Internal research and development cost remained consistent at $1.1 million for the three months ended March 31, 2014 and March 31, 2013 as cost reductions from the closure of our research labs in mid 2013 were offset by consulting and stock compensation expenses incurred in 2014 primarily to support the expansion of our clinical development activities for arhalofenate.

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

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, and other general operating expenses not otherwise included in research and development. For the three months ended March 31, 2014 and 2013, general and administrative expenses were $2.5 million, and $0.9 million, respectively. The $1.6 million increase for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was due primarily to an increase in headcount related expenses, an increase in professional fees and compliance costs of $0.5 million associated with operating as a public company, and an increase of $0.6 million for employee and director stock-based compensation expense. We anticipate general and administrative expenses will increase in future periods, reflecting an expanding infrastructure and increased professional fees associated with being a public reporting company under the Exchange Act.

Other Expense, Net

Other expense, net for the three months ended March 31, 2014 was $4.8 million due to the remeasurement of our warrant liabilities at fair value as of March 31, 2014. We use a binomial lattice option pricing model to value our warrants and the valuation increase was due primarily to an increase in the value of our common stock from $5 at December 31, 2013 to $8 at March 31, 2014 which is an input to the valuation model. No warrants subject to liability accounting were outstanding during the three months ended March 31, 2013.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At March 31, 2014, we had cash, cash equivalents and marketable securities of $28.5 million, primarily as a result of the aggregate proceeds received in a series of equity and debt transactions initiated in 2013. Specifically, on September 30, 2013, all of the shares of our outstanding redeemable convertible preferred stock converted to common stock, we sold shares of our common stock and warrants to purchase shares of our common stock in a private placement for aggregate gross proceeds of $26.8 million, and raised an additional $5.0 million in venture debt financing pursuant to a $10.0 million loan agreement which we entered into simultaneously with the private placement, resulting in aggregate net proceeds to CymaBay of $28.8 million after deducting placement agent fees and offering expenses. At the same time we issued shares of our common stock in cancellation of approximately $16.9 million of debt owed to the holder of that debt. On October 31, 2013, we sold additional shares of our common stock and warrants to purchase shares of our common stock, which sales are also part of the private placement, for net proceeds to CymaBay of $2.2 million after deducting placement agent fees and offering expenses. Further, on November 22, 2013, we entered into an agreement with investors to purchase shares of our common stock and warrants to purchase shares of our common stock as part of the 2013 financing for net proceeds of $2.7 million, which sales occurred on January 29, 2014, shortly after the listing of our common stock on the over-the-counter market. We refer to the private placement, the venture debt financing and the issuance of our common stock in cancellation of the $16.9 million of debt as the 2013 financing.

The venture debt financing referenced in the 2013 financing was provided to us pursuant to a term loan facility with Silicon Valley Bank and Oxford Finance LLC, collectively referred to as the lenders, for an aggregate amount of $10 million, $5 million of which was made available to us as of September 30, 2013, and the remaining $5 million, referred to as the second tranche, which shall be made available to us upon the achievement of positive data and successful completion of all primary endpoints for either the 600mg or 800mg dose of arhalofenate in our planned Phase 2b study (the “second draw milestone”). The second tranche shall be available to us until the earlier of June 30, 2015, or the occurrence and continuation of an event of default (as described in the term loan facility). Each tranche matures 48 months following the funding date of such tranche. The proceeds of the term loan facility may be used for general corporate purposes.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(5,011)	$(2,159)
Net cash provided by investing activities	550	—
Net cash provided by financing activities	2,402	—

Net decrease in cash and cash equivalents	$(2,059)	$(2,159)

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2014 was $5.0 million and was primarily due to a net loss of $10.1 million which resulted from the planned commencement of clinical trial activities for arhaolfenate, our lead product candidate. This net loss was partially offset by a $4.8 million noncash adjustment incurred to revalue our warrant liability.

Investing Activities: Net cash provided by investing activities was $0.5 million for the three months ended March 31, 2014 and was primarily due to the sale of marketable securities. No investing activities occurred during the three months ended March 31, 2013.

Financing Activities: Cash provided by financing activities was $2.4 million for the three months ended March 31, 2014, primarily as a result of the consummation of an agreement with investors to purchase shares of our common stock and warrants to purchase shares of our common stock in January 2014 as part of the 2013 financing.

Management believes that cash and cash equivalents as of March 31, 2014, including the funds raised in the 2013 financing, are sufficient to sustain our operations through the second quarter of 2015. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. We will continue to require additional financing to develop our products and fund operating losses. We will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing, including a public offering. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to close our business.

Contractual Obligations and Commitments

There has been no significant changes to our aggregate contractual obligations as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 31, 2014.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)	Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(c)	Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for those risk factors below designated by an asterisk (*).

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including our Phase 2b study of arhalofenate. As of March 31, 2014, we had cash and cash equivalents of approximately $22.3 million and marketable securities of $6.2 million. These funds were obtained through recent equity and debt financings including approximately $28.8 million which we raised in aggregate net proceeds on September 30, 2013 and $2.2 million of additional net proceeds which we raised on October 31, 2013. On November 22, 2013, we entered into an agreement with investors to purchase shares of our common stock and warrants to purchase shares of our common stock as part of the 2013 financing for net proceeds of $2.7 million, which sales occurred on January 29, 2014 after our listing of our common stock on the over-the-counter market. After giving effect to these financings, we believe that our existing cash will allow us to continue operation through the second quarter of 2015. We currently believe that we will need to raise additional capital to continue our operations beyond the second quarter of 2015. Our monthly spending levels vary based on new and ongoing development and corporate activities.

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

In the event we do not successfully raise sufficient funds in financing our product development activities, particularly related to the development of arhalofenate, it will be necessary to curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether. To the extent that the costs of the our ongoing Phase 2b study of arhalofenate in patients with gout exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to arhalofenate, outlicense intellectual property rights to arhalofenate, sell assets or effect a combination of the above. No assurance can be given that we will be able to effect any of such transactions on acceptable terms, if at all. Failure to progress the development of arhalofenate will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms (if at all).

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

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, arhalofenate. We have incurred significant net losses in each year since our inception, including a net loss of approximately $10.1 million for the year ended December 31, 2013. As of March 31, 2014, we had an accumulated deficit of $358.9 million.

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

We are an emerging growth company. Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, arhalofenate, which has completed eight Phase 1 and seven Phase 2 clinical trials, including three Phase 2 studies in gout. We are conducting a Phase 2b clinical trial for arhalofenate in preventing flares and reducing serum uric acid in gout patients prior to initiation of a Phase 3 program. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. For example, the 800 mg dose of arhalofenate to be used in our Phase 2b gout trial is higher than doses of arhalofenate previously administered in our gout and T2DM programs, and may demonstrate unacceptable toxicities or lack of efficacy. The success of arhalofenate will depend on several factors, including the following:

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

We have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for arhalofenate.*

We have never obtained regulatory approval for a drug. In the U.S. it is possible that the FDA may refuse to accept our New Drug Application (NDA) for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of arhalofenate. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, nonclinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDA.

We currently do not know when we might commence our Phase 3 study of arhalofenate or achieve FDA approval of arhalofenate. We currently do not have the capital necessary to conduct or complete Phase 3 studies of arhalofenate and we may not be able to raise sufficient funds necessary to conduct this study. We believe that our existing cash will be sufficient to enable us to complete our Phase 2b study, which we anticipate completing in the second quarter of 2015. We currently believe that we will need to raise additional capital to continue our operations beyond the second quarter of 2015.

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

We have never conducted a clinical trial of arhalofenate as a monotherapy for the treatment of gout flares without the use of colchicine. If arhalofenate does not demonstrate efficacy in the treatment of such flares in our Phase 2b clinical trial, our ability to successfully develop and commercialize arhalofenate may be adversely affected.*

We have not previously conducted a clinical trial of arhalofenate for the purpose of measuring its effect on flare reduction and control without the use of colchicine. We are conducting a Phase 2b clinical trial to investigate the potential benefit of arhalofenate monotherapy with regard to flare prevention and serum uric acid (sUA) lowering. In addition, our Phase 2b study will investigate the benefits of two doses of arhalofenate monotherapy, including a higher dose than we studied in previous gout studies, without colchicine. If we do not obtain favorable efficacy and safety results in the Phase 2b trial, our ability to successfully develop and market arhalofenate could be adversely affected.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own, co-own or in-license may fail to result in issued patents with claims that cover the products in the U.S. or in other countries. If this were to occur, early generic competition could be expected against arhalofenate and other product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability, scope or ownership, which may result in such patents, or our rights to such patents, being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to arhalofenate fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us and threaten our ability to commercialize our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid or unenforceable, will be challenged by third parties or will adequately protect our products and product candidates. Further, if we encounter delays in development or regulatory approvals, the period of time during which we could market arhalofenate under patent protection could be reduced. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to arhalofenate or our other product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the U.S. can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be available on commercially reasonable terms or at all.

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

We are highly dependent on principal members of our executive team listed under “Business —Executive Officers of Registrant” of our Annual Report on Form 10-K as filed with the SEC on March 31, 2014. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace the loss of services of any executive or key employee, it may adversely affect the progress of our research, development and commercialization objectives.

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

As of March 31, 2014, we had 14 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize arhalofenate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters submitted to our stockholders for approval. *

As of March 31, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own shares representing approximately 39.6% of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to influence elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate action. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. *

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of March 31, 2014 was 143,251 shares. We have submitted a proposal for approval at our annual meeting of stockholder in June 2014 to increase the aggregate number of shares reserved under our equity incentive plan by an additional 500,000 shares of common stock.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock. In addition, our ability to pay cash dividends is currently prohibited without the prior consent of the lender pursuant to the terms of our loan and security agreement with Silicon Valley Bank and Oxford.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(1)	On November 22, 2013, we entered into an agreement with two investors to purchase 604,000 shares of our common stock, and warrants to purchase 120,800 shares of our common stock. The shares and related warrants were sold for an aggregate offering price of $3.0 million, which sales occurred on January 29, 2014, shortly after the listing of our common stock on the over-the-counter market on January 24, 2014. The shares and warrants were sold to the investors in reliance on Rule 506 of Regulation D, in that all of the investors represented that they were “accredited investors” as that term is defined in Regulation D. Wells Fargo Securities and Trout Capital LLC acted as placement agents with respect to these shares and related warrants issued in the transaction, and received an aggregate placement agent commission of $298,980 in the first quarter of 2014 in cash.

(2)	From January 1, 2014, to March 31, 2014, we issued options to purchase an aggregate of 342,950 shares of common stock to 21 of our employees, directors and consultant at a weighted average exercise price of $5.02, in reliance on Section 4(2) and Rule 701 under the Securities Act. In addition, from January 1, 2014 to March 31, 2014, we issued incentive awards which may be settled at our sole discretion in cash or the right to purchase an aggregate of 6,486 shares of common stock to one of our employees at a weighted average exercise price of $5.00, in reliance on Section 4(2) and Rule 701 under the Securities Act.

Item 6.	Exhibits

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

Date: May 15, 2014

By:	/s/ Sujal Shah
Sujal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

10.1*	Offer Letter, dated February 28, 2014, between CymaBay Therapeutics, Inc. and Pol Boudes. (Filed with the SEC as Exhibit 10.27 to our Registration Statement on Form S-1, filed with the SEC on April 8, 2014, SEC File No. 333-195127).

10.2#	Master Services Agreement, dated February 17, 2014, between CymaBay Therapeutics, Inc. and INC Research, LLC. (Filed with the SEC as Exhibit 10.28 to our Registration Statement on Form S-1, filed with the SEC on April 8, 2014, SEC File No. 333-195127).

10.3*	Non-Employee Director Compensation Policy. (Filed with the SEC as Exhibit 10.29 to our Registration Statement on Form S-1, filed with the SEC on April 8, 2014, SEC File No. 333-195127).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Indicates management contract or compensatory plan
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.