Form 10-Q
period 2014-06-30
CymaBay Therapeutics, Inc.
filed 2014-08-14
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36500

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

As of July 31, 2014, there were 14,664,826 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$8,002	$24,401
Marketable securities	15,624	6,843
Contract receivables	10	110
Accrued interest receivable	134	68
Prepaid expenses	1,475	364
Other current assets	187	453

Total current assets	25,432	32,239
Property and equipment, net	87	3
Other assets	514	258

Total assets	$26,033	$32,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,262	$697
Accrued liabilities	2,776	2,251
Warrant liability	8,888	6,466
Facility loan	795	38
Accrued interest payable	36	36

Total current liabilities	13,757	9,488

Facility loan, less current portion	3,793	4,407
Other liabilites	6	9

Total liabilities	17,556	13,904

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $0.0001 par value: 100,000,000 shares authorized;10,064,826 and 9,455,064 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	370,552	367,435
Accumulated other comprehensive income	—	2
Accumulated deficit	(362,076)	(348,842)

Total stockholders’ equity	8,477	18,596

Total liabilities and stockholders’ equity	$26,033	$32,500

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$4,083	$969	$6,698	$2,459
General and administrative	1,666	1,172	4,166	2,097

Total operating expenses	5,749	2,141	10,864	4,556

Loss from operations	(5,749)	(2,141)	(10,864)	(4,556)
Other income (expense):
Interest income	17	1	29	2
Interest expense	(189)	(209)	(374)	(421)
Other income (expense), net	2,749	126	(2,025)	124

Net loss	(3,172)	(2,223)	(13,234)	(4,851)
Accretion to redemption value of redeemable convertible preferred stock	—	(3,144)	—	(6,253)

Net loss attributable to common stockholders	(3,172)	(5,367)	(13,234)	(11,104)

Other comprehensive loss/income:
Unrealized gain (loss) on marketable securities	(2)	—	—	—

Other comprehensive income	(2)	—	—	—

Comprehensive loss	$(3,174)	$(2,223)	$(13,234)	$(4,851)

Basic net loss per common share	$(0.32)	$(917.59)	$(1.33)	$(1,902.45)

Diluted net loss per common share	$(0.56)	$(917.59)	$(1.33)	$(1,902.45)

Weighted average common shares outstanding used to calculate basic net loss per common share	10,064,819	5,849	9,969,781	5,833

Weighted average common shares outstanding used to calculate diluted net loss per common share	10,487,393	5,849	9,969,781	5,833

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(13,234)	$(4,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	41
Amortization of notes payable conversion option	—	11
Non-employee stock-based compensation expense	3	—
Employee and director stock-based compensation expense	789	34
Amortization of premium on marketable securities	178	—
Non-cash interest associated with debt discount accretion	91	—
Change in fair value of warrant liability	2,034	—
Loss (gain) on sale of property and equipment	1	(126)
Changes in assets and liabilities:
Contract receivables	100	108
Accrued interest receivable	(66)	9
Prepaid expenses	(1,111)	121
Other assets	(443)	(72)
Accounts payable	565	41
Accrued liabilities	1,277	(3)
Accrued interest payable	52	413
Other liabilities	6	(46)

Net cash used in operating activities	(9,750)	(4,320)

Investing activities
Purchases of property and equipment	(93)	—
Proceeds from sale of property and equipment	—	150
Purchases of marketable securities	(11,192)	—
Proceeds from sales of marketable securities	2,231	—

Net cash (used in) provided by investing activities	(9,054)	150

Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	2,402	—
Proceeds from issuance of common stock upon exercise of employee stock options	3	—

Net cash provided by financing activities	2,405	—

Net decrease in cash and cash equivalents	(16,399)	(4,170)
Cash and cash equivalents at beginning of period	24,401	7,726

Cash and cash equivalents at end of period	$8,002	$3,556

Supplemental disclosure of cash flow information
Cash paid for interest	$219	$—
Issuance of common stock warrants	443	—
Issuance of common stock upon cashless warrant exercise	55	—
Noncash issuance costs incurred in common stock financing	453	—
Reclassification of incentive awards to equity	120	—

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

On July 25, 2014, the Company completed a public offering of 4.6 million shares of its common stock at $5.50 per share which is referred to here as the 2014 public offering. Net proceeds to the Company in connection with the 2014 public offering were approximately $22.8 million after deducting underwriting discounts, commissions and estimated offering expenses.

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

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the six months ended June 30, 2014, the Company incurred a loss from operations of $13.2 million and used $9.8 million of cash in operations. At June 30, 2014, the Company had an accumulated deficit of $362.1 million. CymaBay expects to incur increased research and development expenses as it continues to study its product candidates in clinical trials.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2013, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2014. The results for the six months ended June 30, 2014, are not necessarily indicative of results to be expected for the year or for any other period.

Use of Estimates

The financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates. The Company believes significant judgment is involved in estimating stock-based compensation, accrued clinical liabilities, and equity and liability instrument valuations.

Reverse Stock Split

On September 30, 2013, the Company filed an amended and restated certificate of incorporation under which the Company’s preferred stock and common stock was reverse split on a 1-for-79.5 basis. The accompanying financial statements and notes to the financial statements, give retroactive effect to the reverse split for all periods presented.

Fair Value of Financial Instruments

The Company’s financial instruments during the periods reported consist of cash and cash equivalents, contract receivables, short-term marketable securities, accounts payable, accrued expenses, warrant liabilities and convertible notes. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

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

The carrying amounts of financial instruments such as cash and cash equivalents, contract receivables, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments.

	As of June 30, 2014
Description	Level 1	Level 2	Level 3	Fair Value

Money market funds	$8,269	$—	$—	$8,269
Corporate debt and asset backed securities	—	15,624	—	15,624

Total assets measured at fair value	$8,269	$15,624	$—	$23,893

Warrant liability	$—	$—	$8,888	$8,888

Total liabilities measured at fair value	$—	$—	$8,888	$8,888

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

The Company holds a Level 3 liability associated with common stock warrants that were issued in connection with the Company’s 2013 financing. The warrants are considered a liability and are valued using an option-pricing model, the inputs for which include the exercise price of the warrants, market price of the underlying common shares, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the warrants. As of December 31, 2013, the Company also held a Level 3 liability associated with a forward contract which arose in connection with the Company’s November 22, 2013 execution of an equity purchase agreement with certain investors. The agreement required the Company to issue a fixed number of shares of common stock and warrants to purchase common stock at a predetermined price of $3.0 million provided the Company completes the listing of its common stock on a public stock exchange. The forward contract’s fair value was determined upon execution as the difference between the present value of the equity proceeds to be received under the agreement less the fair value of the underlying securities. The forward contract liability was presented in the balance sheet as a component of accrued liabilities and was revalued at each reporting period until contract settlement which occurred on January 29, 2014. The fair value of the underlying common stock and warrants were valued using an option-pricing model, the inputs of which are similar to those used in the valuation of the Company’s liability classified warrants. Changes to any of the inputs to the option-pricing models used by the Company can have a significant impact to the estimated fair value of the warrants and forward contract liabilities.

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Warrant Liability	Forward Contract
Balance as of December 31, 2013	$6,466	$453
Issuance of financial instrument	443	—
Change in fair value	2,034	(10)
Settlement of financial instrument	(55)	(443)

Balance as of June 30, 2014	$8,888	$—

The gains and losses from remeasurement of Level 3 financial liabilities are recorded through other income (expense), net on the accompanying statements of operations and comprehensive loss.

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

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of June 30, 2014 and December 31, 2013, cash restricted under these arrangements was $100,000 and $155,000, respectively. These amounts are presented in other assets on the accompanying condensed balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized if the estimated undiscounted future cash flow expected to result from the use and eventual disposition of an asset is less than the carrying amount. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets. Accordingly, the Company has not recognized any impairment losses as of June 30, 2014 and December 31, 2013.

Deferred Rent

The Company records its costs under facility operating lease agreements as rent expense. Rent expense is recognized on a straight-line basis over the non-cancelable term of the operating lease. The difference between the actual amounts paid and amounts recorded as rent expense is recorded to deferred rent in the balance sheet.

Common Stock Warrant Liability

Warrants issued to common stock holders and lenders by the Company in conjunction with the 2013 financing were classified as liabilities in the accompanying condensed balance sheets, as the terms for redemption of the underlying security were outside the Company’s control. The warrants were recorded at fair value using either the Black-Scholes option pricing model, probability weighted expected return model or a binomial model, depending on the characteristics of the warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the accompanying condensed statements of operations and comprehensive loss.

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing, and testing product candidates. These expenses consist primarily of costs for research and development personnel( including related stock-based compensation); contract research organizations and other third parties that assist in managing, monitoring, and analyzing clinical trials; investigator and site fees; laboratory services; consultants; contract manufacturing services; non-clinical studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred, including expenses that may or may not be reimbursed under research and development funding arrangements. Research and development expenses under collaboration agreements approximate the revenue recognized under such agreements.

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

Stock-Based Compensation

Employee and director stock-based compensation is measured at the grant date, based on the fair-value based measurements of the stock awards, and the portion that is ultimately expected to vest is recognized as an expense over the related vesting periods, net of estimated forfeitures. The Company calculates the fair-value based measurements of options using the Black-Scholes valuation model and recognizes expense using the straight-line attribution method.

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

The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination based on the technical merits of the position. The Company records interest related to income taxes, if any, as interest, and any penalties would be recorded as other expense in the statements of comprehensive income (loss). There was no interest or penalties related to income taxes recorded during the three and six months ended June 30, 2014 and 2013.

Comprehensive Loss

Comprehensive loss includes net loss and net unrealized gains and losses on marketable securities, which are presented in a single continuous statement. Accumulated other comprehensive income (loss) is disclosed in the condensed balance sheets, and is stated net of related tax effects, if any.

Net Loss Per Common Share

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding equivalents during the period. Prior to the 2013 financing, in addition to common stock, the Company had preferred stock outstanding that contractually entitled the holder to participate in dividends and earnings of the Company. Accordingly, the Company applied the two-class method for calculating net loss per share. Under this method, all undistributed earnings are allocated first to the preferred stockholders based on their contractual right to dividends. This right is calculated on a pro rated basis for the portion of the period the preferred shares were outstanding. On September 30, 2013, in connection with the 2013 financing, all outstanding shares of the Company’s preferred stock were converted into shares of the Company’s common stock. Accordingly, no preferred stock was outstanding during the three and six months ended June 30, 2014.

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

The calculation of diluted loss per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

The Company’s computation of earnings per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Numerator:
Net loss	$(3,172)	$(2,223)	$(13,234)	$(4,851)
Accretion to redemption value of redeemable convertible preferred stock	—	(3,144)	—	(6,253)

Net loss allocated to common stock—basic	$(3,172)	$(5,367)	$(13,234)	$(11,104)

Adjustments for revaluation of warrants	(2,751)	—	—	—

Net loss allocated to common stock—diluted	$(5,923)	$(5,367)	$(13,234)	$(11,104)

Denominator:
Weighted average number of common stock shares outstanding - basic	10,064,819	5,849	9,969,781	5,833

Dilutive securities
Common stock warrants	422,574	—	—	—

Weighted average number of common stock shares outstanding - diluted	10,487,393	5,849	9,969,781	5,833

Net (loss) income per share—basic	$(0.32)	$(917.59)	$(1.33)	$(1,902.45)

Net (loss) income per share—diluted	$(0.56)	$(917.59)	$(1.33)	$(1,902.45)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Warrants for common stock	—	—	1,848,487	—
Common stock options	975,238	97,687	975,238	97,687
Incentive awards	248,861	—	248,861	—
Redeemable convertible preferred stock	—	661,059	—	661,059

	1,224,099	758,746	3,072,586	758,746

3. Certain Balance Sheet Items

Property and equipment consists of the following (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)
Office and computer equipment	$167	$556
Purchased software	46	166
Furniture and fixtures	33	42
Leasehold improvements	66	2,534

Total	312	3,298
Less accumulated depreciation and amortization	(225)	(3,295)

Property and equipment, net	$87	$3

In March 2014, the Company ceased use of a substantial portion of its leased facility in Hayward, California. In connection with the closure of this facility, the Company disposed of certain fully depreciated leasehold improvements. In June 2014, the Company completed a physical inventory of its property and equipment and disposed of certain fully depreciated computers, equipment and software.

Accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
	(unaudited)
Accrued compensation	$662	$518
Accrued pre-clinical and clinical trial expenses	1,793	418
Accrued professional fees	262	782
Forward contract	—	453
Other accruals	59	80

Total accrued liabilities	$2,776	$2,251

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

5. Collaboration and License Agreements

In August 2006, CymaBay entered into a strategic alliance with Ortho-McNeil, Inc., a subsidiary of Johnson and Johnson. As part of the alliance, Janssen Pharmaceutical NV, an affiliate of Ortho-McNeil, granted to CymaBay an exclusive worldwide, royalty-bearing license to MBX-8025 and certain other PPARd compounds (the “PPARd Products”) with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, CymaBay has full control and responsibility over the research, development and registration of any PPARd Products and is required to use diligent efforts to conduct all such activities. Janssen has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen has a right of first negotiation under the agreement to license a particular PPARd Product from CymaBay in the event that CymaBay elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen is entitled to receive up to an 8% royalty on net sales of PPARd Products. No payments were made and no royalties were received under this agreement during the three and six months ended June 30, 2014 and 2013.

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

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. Pursuant to the license agreement, all of the Company’s patents and patent applications related to arhalofenate, its use, and production are jointly owned with DiaTex. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as a 2% royalty payment on net sales of products containing arhalofenate. No development payments were made in the three and six months ended June 30, 2014 and 2013, and no royalties have been paid to date.

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

Facility Loan

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the 2013 financing. The loan has a fixed interest rate of 8.75% payable twelve months interest only and thirty-six months amortization thereafter, with a final interest payment of $0.3 million at the end of the loan period. Until positive Phase 2b data is achieved, the Company must be in compliance with one of two financial covenants at all times: (1) maintain 1.3 times cash to outstanding debt or (2) maintain sufficient cash on hand to support eight months of operations based on a trailing average monthly cash burn. The first tranche loan under the term loan facility bears interest at a rate equal 8.75% per annum. Loans under the second tranche will bear interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum. The Company was also required to pay a facility fee of 1.00% on the term loan facility commitment.

At the time of the facility loan drawdown, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share. As a result of this issuance, a warrant liability of $0.5 million was recorded in the accompanying condensed balance sheets and it must be revalued at each balance sheet date.

7. Commitments and Contingencies

The Company leased office and laboratory space in a single building in Hayward, California. The facility lease, as amended on July 15, 2010, had a term of four years and expired on April 30, 2014. On November 8, 2013, the Company entered into a new lease commencing January 16, 2014, and expiring on December 31, 2018, for 8,894 square feet of office space in Newark, California. Rent expense was $0.1 million for the three months ended June 30, 2014 and 2013, respectively.

Future minimum lease payments are as follows (in thousands):

Lease Payments
Year ending December 31:
2014	$101
2015	209
2016	216
2017	222
2018	228

Total future minimum payments	$976

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

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2014 and December 31, 2013. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Stockholders’ Equity

Upon the closing in the 2013 financing on September 30, 2013, all of the outstanding shares of redeemable convertible preferred stock were converted into 2,793,281 shares of common stock, and the related carrying value of $320.0 million was reclassified to additional paid-in capital. As of June 30, 2014, no shares of redeemable convertible preferred stock were issued or outstanding.

The Company was authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2014.

On September 30, 2013, the Company sold 5,366,669 shares of common stock and 1,073,338 warrants to purchase shares of common stock in the 2013 financing for net proceeds to the Company of $22.8 million after deducting placement agent fees and estimated offering expenses. Also on that date, the Company issued 624,944 shares of common stock in cancellation of approximately $16.9 million of debt owed to JJDC, the holder of that debt (Note 6). On October 31, 2013, the Company sold an additional 664,300 shares of common stock and warrants to purchase 132,860 shares of common stock, which sales were also part of the 2013 financing, for net proceeds to CymaBay of $2.2 million after deducting placement agent fees and estimated offering expenses. On November 22, 2013, the Company entered into an agreement with investors to purchase 604,000 shares of common stock and 120,800 warrants to purchase shares of common stock as part of the 2013 financing for net proceeds of $2.7 million, which sales were set to occur shortly after the listing of the Company’s common stock on the over-the-counter market. The Company began trading on the over-the-counter market on January 24, 2014 enabling this portion of the 2013 financing to be completed in late January 2014.

As of June 30, 2014 and December 31, 2013, the Company had reserved shares of authorized but unissued common stock as follows:

	June 30, 2014	December 31, 2013
	(unaudited)
Common stock warrants	1,848,487	1,742,727
Equity incentive plans	1,549,716	577,294

Total reserved shares of common stock	3,398,203	2,320,021

9. Stock Plans and Stock-Based Compensation

Stock Plans

On September 30, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan, or 2013 Plan, under which shares of the Company’s common stock are reserved for issuance pursuant to stock awards, including, but not limited to, incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and performance cash awards. In addition, the share reserve automatically increased by 472,753 shares on January 1, 2014, and will continue to automatically increase on January 1st of each year, for a period of not more than ten years, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, unless the Board determines otherwise prior to December 31st of such calendar year. In June 2014, the Company’s stockholders approved a proposal to increase the share reserve by an additional 500,000 shares. From plan inception through June 30, 2014, the Company had issued options for an aggregate of 911,647 shares of the Company’s common stock under the 2013 Plan.

Stock-Based Compensation Expense

Employee and Director Expense

Employee and director stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Research and development	$33	$6	$180	$6
General and administrative	41	12	609	12

Total	$74	$18	$789	$18

On June 3, 2014, stockholders approved a proposal to increase the Company’s stock option plan share reserve with sufficient shares to enable the Company to share settle certain incentive awards previously issued to the Company’s employees and directors. Prior to the share reserve increase the Company could only cash settle the incentive awards and therefore these awards were required to be revalued at each reporting date and presented as liabilities on the condensed balance sheet. On June 3, 2014, the incentive awards became equity classified for accounting purposes and accordingly, the Company revalued the awards and reclassified $0.1 million from accrued liabilities to additional paid in capital.

10. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $45,000 in the year ended December 31, 2013 and $30,000 for the six months ended June 30, 2014, in monthly cash retainers. The Company also issued options to purchase shares of common stock and incentive awards to this individual in his capacity as a member of its Scientific Advisory Board.

11. Subsequent Events

During July 2014, the Company completed an underwritten public offering of 4,600,000 shares of its common stock at an offering price of $5.50 per share. The Company received net proceeds of approximately $22.8 million, after deducting underwriting discounts, commissions and offering-related expenses of approximately $2.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

CymaBay Therapeutics, Inc. is a biopharmaceutical company focused on developing therapies to treat metabolic and rare diseases with high unmet need. Our lead product candidate, arhalofenate, is being developed for the treatment of gout. CymaBay has completed three Phase 2 studies of arhalofenate in gout patients in which it demonstrated a consistent pattern of reduction of flare incidence and duration and lowering of serum uric acid (sUA). One additional Phase 2b clinical study of 12 weeks duration is ongoing to confirm the safety and efficacy of a higher dose prior to initiating Phase 3 studies. Our second product candidate, MBX-8025, demonstrated favorable effects on cholesterol, triglycerides and markers of liver health in a Phase 2 clinical trial in patients with mixed dyslipidemia. We are considering pursuing MBX-8025 in a number of orphan diseases in which these attributes would be beneficial, such as Homozygous Familial Hypercholestorolemia (HoFH), severe hypertriglyceridemia (SHTG) and primary biliary cirrhosis (PBC).

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited financial statements in our Annual Report on Form 10-K filed with the SEC on March 31, 2014. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2014.

Results of Operations

General

To date, we have not generated any income from operations. Since our date of incorporation through June 30, 2014, we have an accumulated deficit of $362.1 million, primarily as a result of expenditures for research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including product sales, royalties and license fees and milestone payments in connection with strategic partnerships, our product candidates are still under clinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
($ in thousands)
Operating expenses:
Research and development	$4,083	$969	$3,114	$6,698	$2,459	$4,239
General and administrative	1,666	1,172	494	4,166	2,097	2,069

Loss from operations	(5,749)	(2,141)	(3,608)	(10,864)	(4,556)	(6,308)
Interest expense, net	(172)	(208)	36	(345)	(419)	74
Other income (expense), net	2,749	126	2,623	(2,025)	124	(2,149)

Net loss	$(3,172)	$(2,223)	$(949)	$(13,234)	$(4,851)	$(8,383)

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended June 30, 2014 and 2013, research and development expenses were $4.1 million and $1.0 million, respectively. For the six months ended June 30, 2014 and 2013, research and development expenses were $6.7 million and $2.5 million respectively. Research and development expenses are detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
($ in thousands)	(unaudited)		(unaudited)
Arhalofenate - Phase 2b Randomized Study	$2,663	$10	$4,149	$14
Arhalofenate Gout – Drug manufacturing	356	142	477	523
Arhalofenate Gout – Three Phase 2 Randomized Studies	1	14	(88)	23
MBX-8025	106	—	107	—
Other Projects	—	20	16	46

Total Project Costs	3,126	186	4,661	606
Internal Research and Development Costs	957	783	2,037	1,853

Total Research and Development	$4,083	$969	$6,698	$2,459

Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs increased by $2.9 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, due to the commencement of clinical trial activities for arhalofenate, our lead product candidate. Internal research and development cost increased by $0.2 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to increased employee compensation expenses and consulting services incurred in 2014 primarily to support the expansion of our clinical development activities for arhalofenate.

Total project costs increased by $4.1 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, due to the commencement of clinical trial activities for arhalofenate, our lead product candidate. Internal research and development increased $0.2 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 as cost reductions from the closure of our research labs in mid 2013 were offset by consulting and stock compensation expenses incurred in 2014 primarily to support the expansion of our clinical development activities for arhalofenate.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for arhalofenate and initiate our next clinical studies for MBX-8025. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential Phase 3 clinical trials and activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, and other general operating expenses not otherwise included in research and development.

General and administrative expenses increased $0.5 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due primarily to an increase in headcount related expenses and an increase in professional fees and compliance costs associated with operating as a public company.

General and administrative expenses increased $2.1 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due primarily to an increase of $0.4 million in headcount related expenses, an increase of $0.8 million in professional fees and compliance costs associated with operating as a public company, and an increase of $0.6 million for employee and director stock-based compensation expense.

We anticipate general and administrative expenses will increase in future periods, reflecting an expanding infrastructure and increased professional fees associated with being a public reporting company under the Exchange Act.

Other Income (Expense), Net

Other income (expense), net for the three and six months ended June 30, 2014 reflected a gain of $2.8 million and a loss of $2.0 million, respectively, due to the remeasurement of our warrant liabilities at fair value as of June 30, 2014. We use a binomial lattice option pricing model to value our warrants at each reporting date and the warrant valuations changed due to variations in the price of our common stock which is an input to our valuation model. Specifically, during the three months ended June 30, 2014, the gain recognized was due primarily to a decrease in the value of our common stock from $8.00 at March 31, 2014 to $6.50 at June 30, 2014. During the six months ended June 30, 2014, the loss recognized was due primarily to an increase in the value of our common stock from $5.00 at December 31, 2013 to $6.50 at June 30, 2014. No warrants subject to liability accounting were outstanding during the three and six month periods ended June 30, 2013.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At June 30, 2014, we had cash, cash equivalents and marketable securities of $23.6 million, primarily as a result of the aggregate proceeds received in a series of equity and debt transactions initiated in 2013.

Specifically, on September 30, 2013, all of the shares of our outstanding redeemable convertible preferred stock converted to common stock, we sold shares of our common stock and warrants to purchase shares of our common stock in a private placement for aggregate gross proceeds of $26.8 million, and raised an additional $5.0 million in venture debt financing pursuant to a $10.0 million loan agreement which we entered into simultaneously with the private placement, resulting in aggregate net proceeds to us of $28.8 million after deducting placement agent fees and offering expenses. At the same time we issued shares of our common stock in cancellation of approximately $16.9 million of debt owed to the holder of that debt.

On October 31, 2013, we sold additional shares of our common stock and warrants to purchase shares of our common stock, which sales are also part of the private placement, for net proceeds to us of $2.2 million after deducting placement agent fees and offering expenses.

Further, on November 22, 2013, we entered into an agreement with investors to purchase shares of our common stock and warrants to purchase shares of our common stock for net proceeds of $2.7 million, which sales occurred on January 29, 2014, shortly after the listing of our common stock on the over-the-counter market. We refer to the private placement, the venture debt financing and the issuance of our common stock in cancellation of the $16.9 million of debt as the 2013 financing.

Public Offering of Common Stock

On July 25, 2014, we completed a public offering of 4.6 million shares of our common stock at $5.50 per share which we refer to as our 2014 public offering. Net proceeds to us in connection with the 2014 public offering, were approximately $22.8 million after deducting underwriting discounts, commissions and estimated offering expenses.

Term Loan Facility

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

The term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. Until the occurrence of the second draw milestone, the term loan facility contains financial covenants that require us to maintain a certain cash liquidity. The term loan facility also contains performance covenants that require that: (a) within one hundred twenty (120) days of us becoming eligible to file a registration statement with the United States Securities and Exchange Commission on Form S-3, we must have access to an At The Market facility; and (b) by no later than March 31, 2015, the lenders must have received evidence of the occurrence of the second draw milestone; provided that our failure to comply with these performance covenants shall not be an event of default under the term loan facility so long as we deposit an amount equal to 100% of the aggregate outstanding term loans in a segregated, blocked deposit account at Silicon Valley Bank.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(9,750)	$(4,320)
Net cash (used in) provided by investing activities	(9,054)	150
Net cash provided by financing activities	2,405	—

Net decrease in cash and cash equivalents	$(16,399)	$(4,170)

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2014 was $9.8 million and was primarily due to a net loss of $13.2 million which resulted from the planned commencement of clinical trial activities for arhaolfenate, our lead product candidate. This net loss was partially offset by a $2.0 million noncash adjustment incurred to revalue our warrant liability, $0.8 million of stock-based compensation, and other changes in working capital.

Investing Activities: Net cash used by investing activities was $9.1 million for the six months ended June 30, 2014 and was primarily due to the purchase of marketable securities.

Financing Activities: Cash provided by financing activities was $2.4 million for the six months ended June 30, 2014, primarily as a result of the consummation of an agreement with investors to purchase shares of our common stock and warrants to purchase shares of our common stock in January 2014 as part of the 2013 financing.

Management believes that cash and cash equivalents as of June 30, 2014, together with the funds raised in the 2014 public offering, are sufficient to sustain our operations through the fourth quarter of 2015. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. We will continue to require additional financing to develop our products and fund operating losses. We will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to close our business.

Contractual Obligations and Commitments

There have been no significant changes to our aggregate contractual obligations as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 31, 2014.

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

(a) Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our internal control over financial reporting, as described below.

(b) Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective at the reasonable assurance level because of a material weakness in our internal control over financial reporting, as described below.

(c) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

In connection with the preparation of our financial statements for the three and six months ended June 30, 2014, we determined that we had a material weakness in our internal control over financial reporting because we did not adequately perform a review of a draft valuation report used to calculate our aggregate warrant liabilities. If left unadjusted by management, our outstanding warrant liability and our reported net loss would have been misstated by $1.2 million. The error in the valuation service report was not detected until we received the final valuation report where the error was corrected and management did not detect the change in the final report. The change was first recognized and brought to our attention by our independent registered public accounting firm.

We have concluded that this deficiency in the operation of our review control over the warrant liability valuation and calculation in our financial statements represents a “material weakness” in our internal control over financial reporting, and accordingly, our internal control over financial reporting was ineffective at June 30, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

(d) Remediation. We have developed, and are currently implementing, a remediation plan for this material weakness. We will continue to execute our remediation plan, which includes, among other things, a secondary independent review of the warrant input values in the valuation report, and enhancing our budget versus actual variance analysis to complement our review of our financial statements in an effort to detect and address variance anomalies.

Notwithstanding our material weakness, we have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

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

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including our Phase 2b study of arhalofenate. As of June 30, 2014, we had cash and cash equivalents of approximately $8.0 million and marketable securities of $15.6 million. These funds were obtained through recent equity and debt financings including approximately $28.8 million which we raised in aggregate net proceeds on September 30, 2013, $2.2 million of additional net proceeds which we raised on October 31, 2013, and $2.7 million of additional net proceeds which we raised on January 29, 2014. Furthermore, following the listing of our shares on the NASDAQ Capital Market in June 2014, we completed a public offering of our common stock in July 2014 in which we raised an additional $22.8 million of net proceeds. After giving effect to these financings, we believe that our existing cash will allow us to continue operation through the fourth quarter of 2015. We currently believe that we will need to raise additional capital to continue our operations beyond the fourth quarter of 2015. Our monthly spending levels vary based on new and ongoing development and corporate activities.

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

In the event we do not successfully raise sufficient funds in financing our product development activities, particularly related to the ongoing development of arhalofenate and planned development of MBX-8025, it will be necessary to curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether. To the extent that the costs of the ongoing Phase 2b study of arhalofenate in patients with gout exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to arhalofenate, outlicense intellectual property rights to arhalofenate, sell assets or effect a combination of the above. No assurance can be given that we will be able to effect any of such transactions on acceptable terms, if at all. Failure to progress the development of arhalofenate and MBX-8025 will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms (if at all).

Beyond the plan of operations outlined above, our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies, including in particular the Phase 3 studies of arhalofenate and planned proof-of-concept studies of MBX-8025;

•	the need for additional or expanded clinical studies;

•	the rate of progress and cost of our Chemistry, Manufacturing and Control registration and validation program;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing products and market developments.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates.

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, arhalofenate. We have incurred significant net losses in each year since our inception, including a net loss of approximately $10.1 million for the year ended December 31, 2013, and a net loss of $13.2 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $362.1 million.

To date, we have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the development of our lead product candidate, arhalofenate, for the prevention of flares and treatment of hyperuricemia in patients with gout;

•	seek to obtain regulatory approvals for arhalofenate;

•	prepare for the potential commercialization of arhalofenate;

•	scale up manufacturing capabilities to commercialize arhalofenate for any indications for which we receive regulatory approval;

•	begin outsourcing of the commercial manufacturing of arhalofenate for any indications for which we receive regulatory approval;

•	establish an infrastructure for the sales, marketing and distribution of arhalofenate for any indications for which we receive regulatory approval;

•	expand our research and development activities and advance our clinical programs, including MBX-8025;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts and seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development, obtain the necessary regulatory approvals and commercialize our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining favorable results for and advancing the development of arhalofenate, including successfully initiating and completing our Phase 2b and Phase 3 clinical development;

•	obtaining United States (U.S.) and foreign regulatory approvals for arhalofenate;

•	launching and commercializing arhalofenate, either on our own or with a partner, including building a sales force and collaborating with third parties;

•	achieving broad market acceptance of arhalofenate in the medical community and by third-party payors and patients;

•	obtaining favorable results for and advancing the development of MBX-8025; and

•	generating a pipeline of product candidates.

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

Risks Related to Clinical Development and Regulatory Approval

We depend on the success of our lead product candidate, arhalofenate, which is still under clinical development, and MBX-8025, which we currently plan to develop, and may not obtain regulatory approval or successfully commercialize either of these product candidates.*

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, arhalofenate, which has completed eight Phase 1 and seven Phase 2 clinical trials, including three Phase 2 studies in gout and our second product candidate, MBX-8025, which has completed five Phase 1 and one Phase 2 clinical trials. We are conducting a Phase 2b clinical trial for arhalofenate in preventing flares and reducing serum uric acid in gout patients prior to initiation of a Phase 3 program. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. For example, the 800 mg dose of arhalofenate to be used in our Phase 2b gout trial is higher than doses of arhalofenate previously administered in our gout and T2DM programs, and may demonstrate an unacceptable safety and tolerability profile or lack of efficacy. We also plan to initiate one or more proof-of-concept studies for MBX-8025 in the first half of 2015. The success of arhalofenate and MBX-8025 will depend on several factors, including the following:

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

We currently do not know when we might commence our Phase 3 study of arhalofenate or achieve FDA approval of arhalofenate. We currently do not have the capital necessary to conduct or complete Phase 3 studies of arhalofenate and we may not be able to raise sufficient funds necessary to conduct this study. We believe that our existing cash will be sufficient to enable us to complete our Phase 2b study, which we anticipate completing in the second quarter of 2015. We currently believe that we will need to raise additional capital to continue our operations beyond the fourth quarter of 2015.

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

Before obtaining regulatory approval for the sale of our product candidates, including arhalofenate and MBX-8025, we must conduct additional clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

We have never conducted a clinical trial of arhalofenate as a monotherapy for the treatment of gout flares without the use of colchicine. If arhalofenate does not demonstrate efficacy in the treatment of such flares in our Phase 2b clinical trial, our ability to successfully commercialize arhalofenate may be adversely affected.*

We have not previously conducted a clinical trial of arhalofenate for the purpose of measuring its effect on flare reduction and control without the use of colchicine. We are conducting a Phase 2b clinical trial to investigate the potential benefit of arhalofenate monotherapy with regard to flare prevention and serum uric acid (sUA) lowering. In addition, our Phase 2b study will investigate the benefits of two doses of arhalofenate monotherapy, including a higher dose than we studied in previous gout studies, without colchicine. If we do not obtain favorable efficacy and safety results in the Phase 2b trial, our ability to successfully develop and market arhalofenate could be adversely affected.

We have never conducted a clinical trial of MBX-8025 for the indications which we are considering for MBX-8025. If MBX-8025 does not demonstrate safety or efficacy in the treatment of any of these indications, or if the benefits of treatment with MBX-8025 do not outweigh the risks, our ability to successfully develop and commercialize MBX-8025 may be adversely affected.*

We have not previously conducted a clinical trial of MBX-8025 for any of the indications for which we currently are considering. As a result, although we believe that MBX-8025 may be beneficial to address the diseases for which we are considering redirecting its development , there is no guarantee that MBX-8025 will prove to be safe or efficacious in the treatment of these diseases, or that we will be able to obtain FDA approval for these indications. The results of these clinical studies and other nonclinical studies may determine whether the benefits perceived from the use of MBX-8025 would outweigh the risks perceived from treatment with MBX-8025.

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

Arhalofenate has been studied in a total of 15 clinical trials with nearly a thousand subjects. The emergence of adverse events (AEs) caused by arhalofenate in future studies could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. There is also a risk that our other product candidates, including MBX-8025, may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates, including arhalofenate and MBX-8025, may be negatively impacted.

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

We have not obtained orphan drug designation for MBX-8025 for any indication and we may not be able to obtain or maintain orphan designation or obtain the benefits associated with orphan drug status, including market exclusivity.*

Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the European Medicines Agency, or EMA, from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in the European Union. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn and other candidates may obtain approval before us. We have not obtained orphan designation for MBX-8025 for any indication, and may not be able to obtain designation or any of the potential benefits associated with it. Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the candidate from competition because different drugs can be approved for the same condition and the first entity with an orphan drug designation to receive regulatory approval for a particular indication will receive marketing exclusivity. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, health care payors and the medical community, the revenues that it generates from its sales will be limited.

Even if arhalofenate, MBX-8025 or any other product candidates receive regulatory approval, the products may not gain market acceptance among physicians, patients, health care payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any of our approved products will depend upon a number of factors, including:

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from our product candidates. Regulatory approval of an NDA is not guaranteed, and the approval process is expensive, uncertain and lengthy.

We cannot commercialize our product candidates, including arhalofenate and MBX-8025, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for our product candidates. Additional delays may result if a product candidate is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including arhalofenate and MBX-8025. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons, including the following:

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

Even if we obtain regulatory approval for arhalofenate, MBX-8025 and our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the U.S., the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, including arhalofenate and MBX-8025, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including arhalofenate and MBX-8025, may include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

Arhalofenate, MBX-8025 and our other product candidates will also be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Furthermore, promotional materials must be approved by the FDA prior to use for any drug receiving accelerated approval, the pathway we are pursuing for arhalofenate in the U.S.

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

Even if we obtain FDA approval for arhalofenate, MBX-8025 or any of our other products in the U.S., we may never obtain approval for or commercialize arhalofenate, MBX-8025 or any of our other products outside of the U.S., which would limit our ability to realize their full market potential. *

In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

Risks Related to Commercialization of Our Product Candidates

The commercial success of arhalofenate, MBX-8025 and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payors.

If any of our product candidates, including arhalofenate and MBX-8025, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including arhalofenate and MBX-8025, will depend on a number of factors, including the following:

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

We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including arhalofenate and MBX-8025, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates, including arhalofenate and MBX-8025.

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

If our product candidates are approved for commercialization, we intend to enter into agreements with third parties to market those product candidates outside the U.S., including for arhalofenate and MBX-8025. We expect that we will be subject to additional risks related to international operations, including the following:

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

Formulary approval and reimbursement may not be available for arhalofenate, MBX-8025 and our other product candidates, which could make it difficult for us to sell our products profitably.

Obtaining formulary approval can be an expensive and time consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to promote our product candidates, including arhalofenate and MBX-8025, into our target markets. Failure to obtain timely formulary approval will limit our commercial success.

Furthermore, market acceptance and sales of arhalofenate, MBX-8025 or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A prevailing trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. We cannot be sure that reimbursement will be available for arhalofenate, or any other product candidates. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize arhalofenate, or any other product candidates that we develop.

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

Even if we receive regulatory approval for arhalofenate or MBX-8025, we will be subject to ongoing FDA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize arhalofenate or MBX-8025.

Any regulatory approvals that we or potential collaboration partners receive for arhalofenate, MBX-8025 or future product candidates, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing studies. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market.

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

We are highly dependent on principal members of our executive team listed under “Business - Executive Officers of Registrant” of our Annual Report on Form 10-K as filed with the SEC on March 31, 2014. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace the loss of services of any executive or key employee, it may adversely affect the progress of our research, development and commercialization objectives.

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

As of June 30, 2014, we had 18 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize arhalofenate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Relating to Owning Our Common Stock

An active trading market for our common stock may not develop and the market price for our common stock may decline in value.*

Our common stock is listed on the NASDAQ Capital Market under the symbol “CBAY”. Trading volume for our common stock has been very limited. The historical trading prices of our common stock on the NASDAQ Capital Market may not be indicative of the price levels at which our common stock will trade in the future, and we cannot predict the extent to which investor interest in us generally will lead to the development of an active public trading market for our common stock or how liquid that public market may become.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters submitted to our stockholders for approval. *

As of July 31, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together own shares representing approximately 20% of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to influence elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate action. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We have identified material weaknesses in our internal controls over financial reporting. *

Maintaining effective internal controls over financial reporting is necessary for us to produce accurate financial statements on a timely basis. As noted in “Part I, Item 4. Controls and Procedures,” we have identified material weaknesses in our internal control over financial reporting. We are currently in the process of remediating these material weaknesses by, among other things, designing and implementing new procedures and controls as described in “Part I, Item 4 Controls and Procedures.” We expect to continue to incur costs associated with implementing appropriate processes and internal controls, which could include new employee compensation costs and fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

However, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act, because we are taking advantage of the exemptions contained in the JOBS Act. To build the infrastructure to allow us to assess the effectiveness of our internal control over financial reporting, we hired our Controller in the first quarter of 2014 to assist us in improving our accounting systems, disclosure policies, procedures and controls, which will be costly and time consuming. If we are unsuccessful in building an appropriate accounting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures, or comply with existing or new reporting requirements. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to achieve effective internal control over financial reporting, or if our independent registered public accounting firm determines we continue to have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The NASDAQ Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. *

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. For example, in July 2014 we completed a public offering of our common stock which resulted in the issuance of 4,600,000 shares of our common stock.

Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of June 30, 2014 was 325,617 shares.

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

Unregistered Sale of Equity Securities

From April 1, 2014, to April 11, 2014, (the date we filed our registration statement on Form S-8 registering shares or our common stock under our equity incentive plans), we issued an aggregate of 331 shares of common stock to one of our employees upon the exercise of employee stock options for an aggregate purchase price of $1,579, in reliance on Rule 701 under the Securities Act.

Use of Proceeds

We consummated a public offering or our common stock on a registration statement on Form S-1 (File No. 333-195127) that was declared effective by the SEC on July 21, 2014, pursuant to which we sold 4,600,000 shares of our common stock, including shares sold in connection with the exercise by the underwriters in the offering of an over-allotment of 600,000 shares, at a price of $5.50 per share, for aggregate gross proceeds of $25.3 million. The offering was made pursuant to a prospectus dated July 21, 2014. Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated were the managing underwriters in the offering.

We paid to the underwriters underwriting discounts and commissions of $1.5 million, and incurred offering expenses of approximately $1.0 million in connection with the offering (including a financial advisory fee to National Securities Corporation, one of the underwriters in this offering, of $75,900, a financial advisory fee to Trout Capital LLC of $151,800, and reimbursement of reasonable out-of-pocket expenses incurred by to Trout Capital LLC of approximately $10,000 in connection with serving as our financial advisor in connection with the offering ). The net offering proceeds to us, after deducting underwriting discounts, commissions and offering expenses, were approximately $22.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in the expected use of the net proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 22, 2014 (File No. 333-195127).

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

Date: August 14, 2014

By:	/s/ Sujal Shah
Sujal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

10. 1	2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on June 6, 2014, SEC File No. 000-55021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document