Form 10-Q
period 2014-09-30
CymaBay Therapeutics, Inc.
filed 2014-11-14
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 31, 2014, there were 14,686,969 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$16,356	$24,401
Marketable securities	26,270	6,843
Contract receivables	14	110
Accrued interest receivable	223	68
Prepaid expenses	1,402	364
Other current assets	134	453

Total current assets	44,399	32,239
Property and equipment, net	91	3
Other assets	159	258

Total assets	$44,649	$32,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,047	$697
Accrued liabilities	3,990	2,251
Warrant liability	8,766	6,466
Facility loan	1,193	38
Accrued interest payable	36	36

Total current liabilities	15,032	9,488
Facility loan, less current portion	3,476	4,407
Other liabilites	10	9

Total liabilities	18,518	13,904
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized;14,684,788 and 9,455,064 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	394,182	367,435
Accumulated other comprehensive (loss) income	(15)	2
Accumulated deficit	(368,037)	(348,842)

Total stockholders’ equity	26,131	18,596

Total liabilities and stockholders’ equity	$44,649	$32,500

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$3,848	$703	$10,546	$3,162
General and administrative	1,687	683	5,853	2,780

Total operating expenses	5,535	1,386	16,399	5,942

Loss from operations	(5,535)	(1,386)	(16,399)	(5,942)
Other (expense) income:
Interest income	19	—	48	1
Interest expense	(191)	(219)	(565)	(640)
Other (expense) income, net	(254)	298	(2,279)	422

Net loss	$(5,961)	$(1,307)	$(19,195)	$(6,159)

Net (loss) income attributable to common stockholders	$(5,961)	$42,870	$(19,195)	$16,478

Net loss	(5,961)	(1,307)	(19,195)	(6,159)
Other comprehensive loss:
Unrealized loss on marketable securities	(15)	—	(17)	—

Other comprehensive loss	(15)	—	(17)	—

Comprehensive loss	$(5,976)	$(1,307)	$(19,212)	$(6,159)

Basic net (loss) income per common share	$(0.44)	$422.95	$(1.72)	$433.33

Diluted net loss per common share	$(0.44)	$(1.79)	$(1.72)	$(8.94)

Weighted average common shares outstanding used to calculate basic net loss per common share	13,468,081	101,358	11,148,695	38,027

Weighted average common shares outstanding used to calculate diluted net loss per common share	13,468,081	731,970	11,148,695	688,825

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net loss	$(19,195)	$(6,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	50
Amortization of notes payable conversion option	—	10
Non-employee stock-based compensation expense	5	—
Employee and director stock-based compensation expense	1,012	49
Amortization of premium on marketable securities	289	—
Non-cash interest associated with debt discount accretion	144	—
Change in fair value of warrant liability	2,289	—
Loss (gain) on sale of property and equipment	2	(425)
Changes in assets and liabilities:
Contract receivables	96	108
Accrued interest receivable	(155)	9
Prepaid expenses	(1,038)	114
Other assets	(35)	—
Accounts payable	350	382
Accrued liabilities	2,491	310
Accrued interest payable	80	632
Other liabilities	10	(1)

Net cash used in operating activities	(13,642)	(4,921)
Investing activities
Purchases of property and equipment	(103)	—
Proceeds from sale of property and equipment	—	450
Purchases of marketable securities	(24,782)	—
Proceeds from sales and maturities of marketable securities	5,049	—

Net cash (used in) provided by investing activities	(19,836)	450
Financing activities
Proceeds from facility loan		4,853
Proceeds from issuance of common stock and warrants, net of issuance costs	25,430	23,975
Repurchase of preferred stock	—	(3)
Proceeds from issuance of common stock upon exercise of employee stock options	3	—

Net cash provided by financing activities	25,433	28,825
Net (decrease) increase in cash and cash equivalents	(8,045)	24,354
Cash and cash equivalents at beginning of period	24,401	7,726

Cash and cash equivalents at end of period	$16,356	$32,080

Supplemental disclosure of cash flow information
Cash paid for interest	$328	$—
Issuance of common stock warrants-lenders	443	479
Issuance of common stock warrants-common stock	—	4,831
Conversion of preferred shares into common stock	—	323,155
Issuance of common stock for debt extinguishment	—	16,945
Issuance of common stock upon cashless warrant exercise	432	—
Noncash issuance costs incurred in common stock financing	453	—
Reclassification of incentive awards to equity	121	—

See accompanying notes.

CymaBay Therapeutics, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the “Company” or “CymaBay”) is a biopharmaceutical company focused on developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. The Company’s lead product candidate, arhalofenate, is being developed for the treatment of gout. The Company’s second product candidate, MBX-8025, is being considered for the treatment of certain orphan diseases. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

On July 25, 2014, the Company completed a public offering of 4.6 million shares of its common stock at $5.50 per share which is referred to here as the 2014 public offering. Net proceeds to the Company in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

On September 30, 2013, the Company sold shares of its common stock and warrants to purchase shares of its common stock in a private placement for aggregate gross proceeds of $26.8 million, and raised an additional $5.0 million in venture debt financing pursuant to a $10.0 million loan agreement which it entered into simultaneously with the private placement on September 30, 2013, resulting in aggregate net proceeds to the Company of $28.8 million after deducting placement agent fees and estimated offering expenses. At the same time the Company issued shares of its common stock in cancellation of approximately $16.9 million of debt owed to the holder of that debt. On October 31, 2013, the Company sold additional shares of its common stock and warrants to purchase shares of its common stock, which sales are also part of the private placement, for net proceeds of $2.2 million after deducting placement agent fees and estimated offering expenses. Further, on November 22, 2013, the Company entered into an agreement with investors to purchase shares of its common stock and warrants to purchase shares of its common stock as part of the private placement for net proceeds of $2.7 million, which sales occurred on January 29, 2014. The Company refers to the private placement, the venture debt financing and the issuance of the Company’s common stock in cancellation of the $16.9 million of debt as the 2013 financing.

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2014, the Company incurred a loss from operations of $19.2 million and used $13.6 million of cash in operations. At September 30, 2014, the Company had an accumulated deficit of $368.0 million. CymaBay expects to incur increased research and development expenses as it continues to study its product candidates in clinical trials.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2013, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2014. The results for the nine months ended September 30, 2014, are not necessarily indicative of results to be expected for the year or for any other period.

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

	As of September 30, 2014
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$15,275	$—	$—	$15,275
Corporate debt and asset backed securities	—	26,270	—	26,270

Total assets measured at fair value	$15,275	$26,270	$—	$41,545

Warrant liability	$—	$—	$8,766	$8,766

Total liabilities measured at fair value	$—	$—	$8,766	$8,766

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

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Warrant Liability	Forward Contract
Balance as of December 31, 2013	$6,466	$453
Issuance of financial instrument	443	—
Change in fair value	2,289	(10)
Settlement of financial instrument	(432)	(443)

Balance as of September 30, 2014	$8,766	$—

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

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of September 30, 2014 and December 31, 2013, cash restricted under these arrangements was $100,000 and $155,000, respectively. These amounts are presented in other assets on the accompanying condensed balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized if the estimated undiscounted future cash flow expected to result from the use and eventual disposition of an asset is less than the carrying amount. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets. Accordingly, the Company has not recognized any impairment losses as of September 30, 2014 and December 31, 2013.

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

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing, and testing product candidates. These expenses consist primarily of costs for research and development personnel (including related stock-based compensation); contract research organizations and other third parties that assist in managing, monitoring, and analyzing clinical trials; investigator and site fees; laboratory services; consultants; contract manufacturing services; non-clinical studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred, including expenses that may or may not be reimbursed under research and development funding arrangements.

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

The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination based on the technical merits of the position. The Company records interest related to income taxes, if any, as interest, and any penalties would be recorded as other expense in the statements of comprehensive income (loss). There was no interest or penalties related to income taxes recorded during the three and nine months ended September 30, 2014 and 2013.

Comprehensive Loss

Comprehensive loss includes net loss and net unrealized gains and losses on marketable securities, which are presented in a single continuous statement. Accumulated other comprehensive income (loss) is disclosed in the condensed balance sheets, and is stated net of related tax effects, if any.

Net Loss Per Common Share

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding equivalents during the period. Prior to the 2013 financing, in addition to common stock, the Company had preferred stock outstanding that contractually entitled the holder to participate in dividends and earnings of the Company. Accordingly, the Company applied the two-class method for calculating net loss per share. Under this method, all undistributed earnings are allocated first to the preferred stockholders based on their contractual right to dividends. This right is calculated on a pro rated basis for the portion of the period the preferred shares were outstanding. On September 30, 2013, in connection with the 2013 financing, all outstanding shares of the Company’s preferred stock were converted into shares of the Company’s common stock. Accordingly, no preferred stock was outstanding during the three and nine months ended September 30, 2014.

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

The Company’s computation of earnings per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Numerator:
Net loss	$(5,961)	$(1,307)	$(19,195)	$(6,159)
Accretion to redemption value of redeemable convertible preferred stock	—	(3,036)	—	(9,289)
Reduction in redeemable convertible preferred stock distribution entitlement upon extinguishment	—	313,933	—	313,933
Amounts allocated to participating redeemable convertible preferred stock	—	(266,720)	—	(282,007)

Net (loss) income allocated to common stock—basic	$(5,961)	$42,870	$(19,195)	$16,478
Denominator:
Weighted average number of common stock shares outstanding—basic	13,468,081	101,358	11,148,695	38,027
Net (loss) income per share-basic:	$(0.44)	$422.95	$(1.72)	$433.33

Diluted:
Numerator:
Net (loss) income allocated to common stock	$(5,961)	$42,870	$(19,195)	$16,478
Adjustments from assumed conversion of redeemable convertible preferred stock	—	(44,177)	—	(22,637)

Net loss allocated to common stock—diluted	$(5,961)	$(1,307)	$(19,195)	$(6,159)
Denominator:
Weighted average number of common stock shares outstanding	13,468,081	101,358	11,148,695	38,027
Weighted average number of preferred stock shares outstanding	—	630,612	—	650,798

Total common stock equivalent shares	13,468,081	731,970	11,148,695	688,825
Net loss per share—diluted	$(0.44)	$(1.79)	$(1.72)	$(8.94)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share.

	Three and Nine Months Ended September 30,
	2014	2013
	(unaudited)
Warrants for common stock	1,787,617	1,543,437
Common stock options	992,033	89,609
Incentive awards	247,515	—

	3,027,165	1,633,046

3. Certain Balance Sheet Items

Property and equipment consists of the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Office and computer equipment	$176	$556
Purchased software	46	166
Furniture and fixtures	33	42
Leasehold improvements	66	2,534

Total	321	3,298
Less accumulated depreciation and amortization	(230)	(3,295)

Property and equipment, net	$91	$3

In March 2014, the Company ceased use of a substantial portion of its leased facility in Hayward, California. In connection with the closure of this facility, the Company disposed of certain fully depreciated leasehold improvements. In June 2014, the Company completed a physical inventory of its property and equipment and disposed of certain fully depreciated computers, equipment and software.

Accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
	(unaudited)
Accrued compensation	$842	$518
Accrued pre-clinical and clinical trial expenses	2,815	418
Accrued professional fees	242	782
Forward contract	—	453
Other accruals	91	80

Total accrued liabilities	$3,990	$2,251

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

5. Collaboration and License Agreements

In August 2006, CymaBay entered into a strategic alliance with Ortho-McNeil, Inc., a subsidiary of Johnson and Johnson. As part of the alliance, Janssen Pharmaceutical NV, an affiliate of Ortho-McNeil, granted to CymaBay an exclusive worldwide, royalty-bearing license to MBX-8025 and certain other PPARd compounds (the “PPARd Products”) with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, CymaBay has full control and responsibility over the research, development and registration of any PPARd Products and is required to use diligent efforts to conduct all such activities. Janssen has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen has a right of first negotiation under the agreement to license a particular PPARd Product from CymaBay in the event that CymaBay elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen is entitled to receive up to an 8% royalty on net sales of PPARd Products. No payments were made and no royalties were received under this agreement during the three and nine months ended September 30, 2014 and 2013.

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

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. Pursuant to the license agreement, all of the Company’s patents and patent applications related to arhalofenate, its use, and production are jointly owned with DiaTex. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as a 2% royalty payment on net sales of products containing arhalofenate. No development payments were made in the three and nine months ended September 30, 2014 and 2013, and no royalties have been paid to date.

6. Debt

On June 20, 2006 the Company entered into an equity and loan facility with the Johnson and Johnson Development Corporation (“JJDC”) pursuant to which the Company could drawn down up to an aggregate of $30 million in loans in the form of convertible preferred stock promissory notes. In March and September 2008, the Company issued notes in the aggregate amount of $3.5 million and $10.5 million, respectively. The notes were due on March 17 and September 17, 2011, including interest that accrued at 7.57% per annum. In December 2010, the aggregate principal amount and all accrued interest under the notes issued in March and September 2008 were converted into the Company’s Series E-3 convertible preferred stock (Series E-3 Preferred) at $232.93 per share.

In February and July 2009, the Company issued notes in the aggregate amount of $7.0 million and $6.7 million, respectively, which represented the remaining amount available to the Company, in accordance with the terms of the equity and loan facility with JJDC. The notes were due in February 2012 and July 2012, including interest that accrued at 4.42% per annum and 4.960% per annum, respectively. In January 2012, the Company amended the maturity dates of the outstanding $7.0 million and $6.7 million convertible promissory notes to extend the maturity date to March 1, 2013, and interest rates were increased to 4.919% and 5.46% per annum, respectively. In addition, the conversion price of the notes to convert into shares of the Company’s Series C-1 Preferred Stock was decreased from $438.84 per share to $292.56 per share. All of these notes were further amended in March 2013, to extend the maturity date on the notes to August 1, 2013, and to make the notes subordinate to repayment of the Company’s severance obligations to all employees until January 1, 2014. On July 31, 2013, the maturity date was extended to December 31, 2013. There were no financial covenants associated with the notes. For the three and nine months ended September 30, 2013, the Company recognized $0.2 million and $0.6 million, respectively, of interest expense related to the convertible promissory notes. On September 30, 2013, the outstanding principal and accrued interest of $16.9 million under the equity and loan facility with JJDC was extinguished in exchange for 624,944 shares of common stock as an integral part of the 2013 financing.

Facility Loan

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the 2013 financing. The loan has a fixed interest rate of 8.75% payable as interest only for twelve months and a thirty-six month loan amortization period thereafter, with a final interest payment of $0.3 million at the end of the loan period. Until positive Phase 2b data is achieved, the Company must be in compliance with one of two financial covenants at all times: (1) maintain 1.3 times cash to outstanding debt or (2) maintain sufficient cash on hand to support eight months of operations based on a trailing average monthly cash burn. As of September 30, 2014, the Company was in compliance with both financial covenants. The first tranche loan under the term loan facility bears interest at a rate equal 8.75% per annum. Loans under the second tranche will bear interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum. The Company was also required to pay a facility fee of 1.00% on the term loan facility commitment.

At the time of the facility loan drawdown, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share. As a result of this issuance, a warrant liability of $0.5 million was recorded in the accompanying condensed balance sheets and it must be revalued at each balance sheet date.

7. Commitments and Contingencies

The Company leased office and laboratory space in a single building in Hayward, California. The facility lease, as amended on July 15, 2010, had a term of four years and expired on April 30, 2014. On November 8, 2013, the Company entered into a new lease commencing January 16, 2014, and expiring on December 31, 2018, for 8,894 square feet of office space in Newark, California. Rent expense was $0.1 million for each of the three months ended September 30, 2014 and 2013.

Future minimum lease payments are as follows (in thousands):

Lease
Payments
Year ending December 31:
2014 (remaining 3 months)	$51
2015	209
2016	216
2017	222
2018	228

Total future minimum payments	$926

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

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2014 and December 31, 2013. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Stockholders’ Equity

Upon the closing in the 2013 financing on September 30, 2013, all of the outstanding shares of redeemable convertible preferred stock of the Company were converted into 2,793,281 shares of common stock, and the related carrying value of $320.0 million was reclassified to additional paid-in capital. As of September 30, 2014, no shares of redeemable convertible preferred stock were issued or outstanding.

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2014.

On September 30, 2013, the Company sold 5,366,669 shares of common stock and 1,073,338 warrants to purchase shares of common stock in the 2013 financing for net proceeds to the Company of $22.8 million after deducting placement agent fees and estimated offering expenses. Also on that date, the Company issued 624,944 shares of common stock in cancellation of approximately $16.9 million of debt owed to JJDC, the holder of that debt (Note 6). On October 31, 2013, the Company sold an additional 664,300 shares of common stock and warrants to purchase 132,860 shares of common stock, which sales were also part of the 2013 financing, for net proceeds to CymaBay of $2.2 million after deducting placement agent fees and estimated offering expenses. On November 22, 2013, the Company entered into an agreement with investors to purchase 604,000 shares of common stock and 120,800 warrants to purchase shares of common stock as part of the 2013 financing for net proceeds of $2.7 million, which sales occurred on January 2014.

On July 25, 2014, the Company completed a public offering of 4.6 million shares of its common stock at $5.50 per share. Net proceeds to the Company in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

As of September 30, 2014 and December 31, 2013, the Company had reserved shares of authorized but unissued common stock as follows:

	September 30,	December 31,
	2014	2013
	(unaudited)
Common stock warrants	1,787,617	1,742,727
Equity incentive plans	1,549,716	577,294

Total reserved shares of common stock	3,337,333	2,320,021

9. Stock Plans and Stock-Based Compensation

Stock Plans

On September 30, 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan, or 2013 Plan, under which shares of the Company’s common stock are reserved for issuance pursuant to stock awards, including, but not limited to, incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and performance cash awards. In addition, the share reserve automatically increased by 472,753 shares on January 1, 2014, and will continue to automatically increase on January 1st of each year, for a period of not more than ten years, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, unless the Board determines otherwise prior to December 31st of such calendar year. In June 2014, the Company’s stockholders approved a proposal to increase the share reserve by an additional 500,000 shares. From plan inception through September 30, 2014, the Company had issued options for an aggregate of 933,647 shares of the Company’s common stock under the 2013 Plan.

Stock-Based Compensation Expense

Employee and Director Expense

Employee and director stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Research and development	$73	$5	$256	$16
General and administrative	152	11	761	33

Total	$225	$16	$1,017	$49

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

10. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $45,000 in the year ended December 31, 2013 and $40,000 for the nine months ended September 30, 2014, in monthly cash retainers. The Company also issued options to purchase shares of common stock and incentive awards to this individual in his capacity as a member of its Scientific Advisory Board.

11. Subsequent Events

On November 7, 2014, the Company filed a $100 million registration statement on Form S-3 with the SEC and also entered into an at-the-market facility (ATM) to sell up to $25 million of common stock under the registration statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

CymaBay Therapeutics, Inc. is a biopharmaceutical company focused on developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. Our lead product candidate, arhalofenate, is being developed for the treatment of gout. CymaBay has completed three Phase 2 studies of arhalofenate in gout patients in which it demonstrated a consistent pattern of reduction of flare incidence and duration and lowering of serum uric acid (sUA). One additional Phase 2b clinical study of 12 weeks duration is ongoing to confirm the safety and efficacy of a higher dose prior to initiating Phase 3 studies. Our second product candidate, MBX-8025, demonstrated favorable effects on cholesterol, triglycerides and markers of liver health in a Phase 2 clinical trial in patients with mixed dyslipidemia. We are considering pursuing MBX-8025 in a number of orphan diseases in which these attributes would be beneficial, such as Homozygous Familial Hypercholestorolemia (HoFH), severe hypertriglyceridemia (SHTG) and primary biliary cirrhosis (PBC).

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

We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity within Note 2 to our audited financial statements in our Annual Report on Form 10-K filed with the SEC on March 31, 2014. There were no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2014.

Results of Operations

General

To date, we have not generated any income from operations. Since our date of incorporation through September 30, 2014, we have an accumulated deficit of $368.0 million, primarily as a result of expenditures for research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including product sales, royalties and license fees and milestone payments in connection with strategic partnerships, our product candidates are still under clinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	Variance	2014	2013	Variance
($ in thousands)
Operating expenses:
Research and development	$3,848	$703	$3,145	$10,546	$3,162	$7,384
General and administrative	1,687	683	1,004	5,853	2,780	3,073

Loss from operations	(5,535)	(1,386)	(4,149)	(16,399)	(5,942)	(10,457)
Interest expense, net	(172)	(219)	47	(517)	(639)	122
Other (expense) income, net	(254)	298	(552)	(2,279)	422	(2,701)

Net loss	$(5,961)	$(1,307)	$(4,654)	$(19,195)	$(6,159)	$(13,036)

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended September 30, 2014 and 2013, research and development expenses were $3.8 million and $0.7 million, respectively. For the nine months ended September 30, 2014 and 2013, research and development expenses were $10.5 million and $3.2 million respectively. Research and development expenses are detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
($ in thousands)	(unaudited)		(unaudited)
Arhalofenate - Phase 2b Randomized Study	$1,974	$68	$6,096	$82
Arhalofenate - Febuxostat Combo Study	347	—	376	—
Arhalofenate Gout – Drug manufacturing	504	67	981	590
Arhalofenate Gout – Three Phase 2 Randomized Studies	(1)	(14)	(90)	9
MBX-8025	118	—	225	—
Other Projects	11	12	27	57

Total Project Costs	2,953	133	7,615	738
Internal Research and Development Costs	895	570	2,931	2,424

Total Research and Development	$3,848	$703	$10,546	$3,162

Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs increased by $2.8 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, due to ongoing clinical trial activities for arhalofenate, our lead product candidate. Specifically, substantial costs were incurred for clinical research services performed by our CRO partner to coordinate patient dosing visits at investigator sites, patient sample testing, data collection and analysis, and other clinical trial activities. Internal research and development cost increased by $0.3 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to increased employee compensation expenses and consulting services incurred in 2014 primarily to support the expansion of our clinical development activities for arhalofenate.

Total project costs increased by $6.9 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, due to ongoing clinical trial activities for arhalofenate, our lead product candidate. Specifically, substantial costs were incurred for clinical research services performed by our CRO partner to coordinate patient dosing visits at investigator sites, sample testing, data collection and analysis, and other clinical trial activities. Internal research and development increased $0.5 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to increased employee compensation expenses and consulting services incurred in 2014 primarily to support the expansion of our clinical development activities for arhalofenate.

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

General and administrative expenses increased $1.0 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due primarily to an increase in headcount related expenses and an increase in professional fees and compliance costs associated with operating as a public company.

General and administrative expenses increased $3.1 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due primarily to an increase of $1.1 million in headcount related expenses, an increase of $1.0 million in professional fees and compliance costs associated with operating as a public company, and an increase of $0.7 million for employee and director stock-based compensation expense.

For the next several quarters, we anticipate general and administrative expenses will remain relatively consistent with current levels, given that we have completed a substantial portion of the effort required to expand our infrastructure and we have secured the professional services necessary to support us as a public reporting company under the Exchange Act.

Other (Expense) Income, Net

Other (expense) income, net for the three and nine months ended September 30, 2014 reflected a loss of $0.3 million and a loss of $2.3 million, respectively, due to the remeasurement of our warrant liabilities at fair value as of September 30, 2014. We use a binomial lattice option pricing model to value our warrants at each reporting date and the warrant valuations changed due to variations in the price of our common stock which is an input to our valuation model. Specifically, during the three months ended September 30, 2014, the loss recognized was due primarily to an increase in the value of our common stock from $6.50 at June 30, 2014 to $6.84 at September 30, 2014. During the nine months ended September 30, 2014, the loss recognized was due primarily to an increase in the value of our common stock from $5.00 at December 31, 2013 to $6.84 at September 30, 2014. No warrants subject to liability accounting were outstanding during the three and nine month periods ended September 30, 2013.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At September 30, 2014, we had cash, cash equivalents and marketable securities of $42.6 million, primarily as a result of the aggregate proceeds received in a series of equity and debt transactions initiated in 2013 and completed in 2014.

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

Further, on November 22, 2013, we entered into an agreement with investors to purchase shares of our common stock and warrants to purchase shares of our common stock for net proceeds of $2.7 million, which sales occurred on January 29, 2014. We refer to the private placement, the venture debt financing and the issuance of our common stock in cancellation of the $16.9 million of debt as the 2013 financing.

On July 25, 2014, we completed a public offering of 4.6 million shares of our common stock at $5.50 per share which we refer to as our 2014 public offering. Net proceeds to us in connection with the 2014 public offering, were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

Term Loan Facility

The venture debt financing referenced in the 2013 financing was provided to us pursuant to a term loan facility with Silicon Valley Bank and Oxford Finance LLC, collectively referred to as the lenders, for an aggregate amount of $10 million, $5 million of which was made available to us as of September 30, 2013, and the remaining $5 million, referred to as the second tranche, which shall be made available to us upon the achievement of positive data and successful completion of all primary endpoints for either the 600 mg or 800 mg dose of arhalofenate in our planned Phase 2b study (the “second draw milestone”). The second tranche shall be available to us until the earlier of June 30, 2015, or the occurrence and continuation of an event of default (as described in the term loan facility). Each tranche matures 48 months following the funding date of such tranche. The proceeds of the term loan facility may be used for general corporate purposes.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(13,642)	$(4,921)
Net cash (used in) provided by investing activities	(19,836)	450
Net cash provided by financing activities	25,433	28,825

Net (decrease) increase in cash and cash equivalents	$(8,045)	$24,354

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2014 was $13.6 million and was primarily due to a net loss of $19.2 million resulting from ongoing clinical trial activities for arhaolfenate, our lead product candidate. This net loss was partially offset by a $2.3 million noncash adjustment to revalue our warrant liability, $1.0 million of stock-based compensation, and other changes in working capital due primarily to prepayments made and accrued expenses incurred in connection with our clinical trial activities.

Investing Activities: Net cash used in investing activities was $19.8 million for the nine months ended September 30, 2014 and was primarily due to the net purchase of marketable securities.

Financing Activities: Cash provided by financing activities was $25.4 million for the nine months ended September 30, 2014, primarily as a result of $23.0 million in net proceeds received from a July 2014 public offering of our common stock and $2.4 million in net proceeds received upon consummation of an agreement with investors to purchase shares of our common stock and warrants to purchase shares of our common stock in January 2014 as part of the 2013 financing.

Management believes that cash, cash equivalents and marketable securities held as of September 30, 2014 are sufficient to sustain our operations through the fourth quarter of 2015. We expect to incur substantial expenditures in the foreseeable future for the development and potential commercialization of our product candidates. We will continue to require additional financing to develop our products and fund operating losses. We will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to close our business.

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

(c) Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.*

We have consumed substantial amounts of capital to date as we continue our research and development activities, including our Phase 2b study of arhalofenate. As of September 30, 2014, we had cash, cash equivalents and marketable securities of approximately $42.6 million. These funds were obtained through recent equity and debt financings including approximately $28.8 million which we raised in aggregate net proceeds on September 30, 2013, $2.2 million of additional net proceeds which we raised on October 31, 2013, $2.7 million of additional net proceeds which we raised on January 29, 2014, and $23.0 million in net proceeds received from a public offering of our common stock in July 2014. After giving effect to these financings, we believe that our existing cash will allow us to continue operation through the fourth quarter of 2015. We currently believe that we will need to raise additional capital to continue our operations beyond the fourth quarter of 2015. Our monthly spending levels vary based on new and ongoing development and corporate activities.

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

We have incurred significant losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.*

We are a biopharmaceutical company focused primarily on developing our lead product candidate, arhalofenate. We have incurred significant net losses in each year since our inception, including a net loss of approximately $10.1 million for the year ended December 31, 2013, and a net loss of $19.2 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $368.0 million.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

Risks Related to Clinical Development and Regulatory Approval

We depend on the success of our lead product candidate, arhalofenate, which is still under clinical development, and MBX-8025, which we currently plan to develop, and may not obtain regulatory approval or successfully commercialize either of these product candidates.*

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, arhalofenate, which has completed eight Phase 1 and seven Phase 2 clinical trials, including three Phase 2 studies in gout and our second product candidate, MBX-8025, which has completed five Phase 1 and one Phase 2 clinical trials. We are conducting a Phase 2b clinical trial for arhalofenate in preventing flares and reducing serum uric acid in gout patients prior to initiation of a Phase 3 program. We are also conducting a Phase 2 study in gout patients of arhalofenate in combination with febuxostat to examine the effects on serum uric acid and the potential for its interaction with febuxostat. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. For example, the 800 mg dose of arhalofenate used in our Phase 2b gout trial and our Phase 2 arhalofenate and febuxostate drug interaction study is higher than doses of arhalofenate previously administered in our gout and T2DM programs, and may demonstrate an unacceptable safety and tolerability profile or lack of efficacy. We also plan to initiate one or more proof-of-concept studies for MBX-8025 in the first half of 2015. The success of arhalofenate and MBX-8025 will depend on several factors, including the following:

•	successful enrollment and completion of clinical trials;

•	recognition by the FDA and other regulatory authorities outside of the U.S. of orphan disease designation;

•	receipt of marketing approvals from the FDA and regulatory authorities outside the U.S. for our product candidate;

•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

We have never formally investigated the potential of arhalofenate for a drug interaction with febuxostat. If arhalofenate has a significant drug interaction with febuxostat in our ongoing Phase 2 combination study, our ability to commercialize arhalofenate may be adversely affected.*

We have not previously conducted a drug interaction clinical trial of arhalofenate with febuxostat. Drug interaction studies are a common aspect of drug development required to determine the potential for two drugs when co-administered to affect each other’s levels in the body. The existence of a significant drug interaction can alter the circumstance and way in which two drugs can be used together, up to and including the contraindication of their co-administration. We are conducting a Phase 2 clinical trial in gout patients with hyperuricemia to investigate the potential for a drug interaction between febuxostat and arhalofenate. In addition, this Phase 2 study will investigate the effects on serum uric acid reduction for each of two dose levels of arhalofenate with either of two dose levels of febuxostat. If we detect a significant drug interaction, or if the arhalofenate administered alone or when co-administered with febuxostat fails to significantly lower serum uric acid, our ability to successfully develop and market arhalofenate could be adversely affected.

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

We are modifying the drug substance production process for arhalofenate at the selected commercial manufacturer to cost effectively remove impurities. As the modified process is scaled up it may reveal manufacturing challenges or previously unknown impurities which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of arhalofenate. In the future, we may identify manufacturing issues or impurities which could result in delays in the clinical program and regulatory approval for arhalofenate, increases in our operating expenses, or failure to obtain or maintain approval for arhalofenate.

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

We are highly dependent on principal members of our executive team listed under “Business—Executive Officers of Registrant” of our Annual Report on Form 10-K as filed with the SEC on March 31, 2014. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace the loss of services of any executive or key employee, it may adversely affect the progress of our research, development and commercialization objectives.

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

As of September 30, 2014, we had 16 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize arhalofenate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our executive officers, directors and principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters submitted to our stockholders for approval. *

As reported under “Security Ownership of Certain Beneficial Owners and Management” in our prospectus filed with the SEC on July 22, 2014, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own a significant percentage of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to influence elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate action. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

However, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act, because we are taking advantage of the exemptions contained in the JOBS Act. To build the infrastructure to allow us to assess the effectiveness of our internal control over financial reporting, we hired our Controller in the first quarter of 2014 to assist us in improving our accounting systems, disclosure policies, procedures and controls. This effort is on-going and will be costly and time consuming. If we are unsuccessful in building an appropriate accounting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures, or comply with existing or new reporting requirements. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to achieve effective internal control over financial reporting, or if our independent registered public accounting firm determines we continue to have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The NASDAQ Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of September 30, 2014 was 310,168 shares.

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

Unregistered Sale of Equity Securities

From July 1, 2014, to September 30, 2014, we issued an aggregate of 19,962 shares of common stock to one of our stockholders upon the exercise of warrants exercisable for shares or our common stock. The 19,962 shares of common stock were issued pursuant to a cashless exercise provision as provided in the warrants in exchange for an aggregate of 40,908 shares of our common stock. The issuances were in reliance on Rule 506 and Regulation D under the Securities Act.

Use of Proceeds

We consummated a public offering or our common stock on a registration statement on Form S-1 (File No. 333-195127) that was declared effective by the SEC on July 21, 2014, pursuant to which we sold 4,600,000 shares of our common stock, including shares sold in connection with the exercise by the underwriters in the offering of an over-allotment of 600,000 shares, at a price of $5.50 per share, for aggregate gross proceeds of $25.3 million which we refer to as our 2014 public offering. The offering was made pursuant to a prospectus dated July 21, 2014. Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated were the managing underwriters in the offering.

We paid to the underwriters underwriting discounts and commissions of $1.5 million, and incurred offering expenses of approximately $0.8 million in connection with the offering (including a financial advisory fee to National Securities Corporation, one of the underwriters in this offering, of $75,900, a financial advisory fee to Trout Capital LLC of $151,800, and reimbursement of reasonable out-of-pocket expenses incurred by to Trout Capital LLC of approximately $10,000 in connection with serving as our financial advisor in connection with the offering ). The net offering proceeds to us, after deducting underwriting discounts, commissions and offering expenses, were approximately $23.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Upon receipt, the net proceeds from our 2014 public offering were invested in cash and cash equivalents. As of September 30, 2014, we estimate that we had used approximately $1.8 million of the proceeds on the development of MBX-8025 and ongoing development of arhalofenate and approximately $0.8 million for working capital, capital expenditures and other general corporate purposes. The remaining $20.4 million is held in cash, cash equivalents and short term investments. There has been no material change in the expected use of the net proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 22, 2014 (File No. 333-195127).

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
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2014

By:	/s/ Sujal Shah
Sujal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2014

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

10.1	PPARd License Agreement, dated June 20, 2006, by and between Metabolex, Inc. and Janssen Pharmaceutica NV *

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Confidential treatment has been requested for portions of this exhibit.