Form 10-K
period 2014-12-31
CymaBay Therapeutics, Inc.
filed 2015-03-23
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36500

CYMABAY THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3103561
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7999 Gateway Blvd., Suite 130

Newark, CA 94560

(510) 293-8800

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Capital Market on June 30, 2014, was $58,176,723. This excludes 1,114,561 shares of the registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June 30, 2014. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding as of March 1, 2015, was 15,240,300.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

CYMABAY THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2014

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “seek,” “target,” “goals,” “intend,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

CymaBay Overview

CymaBay Therapeutics, Inc. is focused on developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. Arhalofenate, our lead product candidate, is being developed for the treatment of gout. Arhalofenate has successfully completed five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form as a result of elevated sUA levels. We believe the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what we believe could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,000 patients exposed to date. We are currently planning to hold an end of phase 2 meeting with the FDA in the second half of 2015 to review the results of our completed studies and to discuss the design of a phase 3 program for arhalofenate. Our second product candidate, MBX-8025, demonstrated favorable effects on cholesterol, triglycerides and markers of liver health in a Phase 2 clinical trial in patients with mixed dyslipidemia. We are planning to pursue development of MBX-8025 in a number of orphan diseases in which these attributes could be beneficial, such as homozygous familial hypercholestorolemia (HoFH), primary biliary cirrhosis (PBC) and severe hypertriglyceridemia (SHTG). We also believe that MBX-8025 could have utility in the treatment of the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH). We plan to initiate one or more pilot or proof-of-concept studies for MBX-8025, beginning with HoFH, in the first half of 2015.

CymaBay has reported net losses of $31.9 million and $10.1 million for the year ended December 31, 2014 and 2013, respectively. Our cash, cash equivalents and marketable securities balances as of December 31, 2014 were $34.8 million. Our average monthly cash usage for the year ended December 31, 2014 was approximately $1.9 million. As more completely described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we have engaged in a series of private placements and public offerings since September 2013, pursuant to which we have raised an aggregate of $56.7 million after deducting placement agent fees and offering expenses. On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC and also entered into an at-the-market facility (ATM) to sell up to $25 million of common stock under the registration statement, under which, as of March 1, 2015, we have sold shares of common stock with aggregate net proceeds to us of $4.3 million. After giving effect to these financings, we believe that our existing cash will allow us to continue operation through at least the end of 2015.

CymaBay Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing proprietary new medicines for metabolic and rare diseases with high unmet need. Key elements of our strategy are to:

•	develop arhalofenate as a dual-acting treatment to prevent or reduce flares and lower sUA in patients with gout;

•	develop MBX-8025 for high unmet need or orphan indications linked to defects in lipid storage, handling and utilization and certain diseases effecting liver function;

•	pursue partnerships to advance and commercialize arhalofenate and potentially other clinical candidates; and

•	strengthen our patent portfolio and other means of protecting exclusivity.

CymaBay Pipeline Overview

Our pipeline includes three unpartnered clinical stage product candidates and a number of preclinical programs.

Arhalofenate—Gout

Gouty arthritis, or gout, is the most common form of inflammatory arthritis in men and affects more than eight million people in the United States (U.S.). Gout is caused by elevated levels of uric acid in the blood, or hyperuricemia. A great majority, approximately 90%, of gout patients have an under excretion of uric acid. The hallmark symptom of gout is a flare, characterized by debilitating pain, along with tenderness and inflammation of affected joints. Gout has a significant impact on patients’ quality of life and health care utilization. Patients experiencing gout flares miss an average of 4.6 more days of work per year than those without gout. Gout flares also result in increased health care utilization with approximately 35% of patients with moderate flare and 50% of patients with severe flare having at least one acute care visit per year.

Gout flares are triggered by the presence of monosodium urate (MSU) crystals in joints. These crystals are formed in tissues when the concentration of sUA exceeds its solubility limit (approximately 6.8 milligrams per deciliter mg/dL). Long term accumulation of MSU crystals in the body leads to the progression of gout with an increase in the frequency of flares, the involvement of multiple joints, their progressive deformation, and the appearance of masses of MSU crystals called tophi. Hence, the goal of treatment is to maintain sUA below 6 mg/dL, or even 5 mg/dL when tophi needs to be dissolved. Elevated levels of sUA, or hyperuricemia, most commonly results from the under excretion of uric acid by the kidney. Uric acid is normally filtered through the glomerular section of the kidney and reabsorbed in the proximal renal tubule back to the blood by specialized urate transporters/exchangers.

Multiple clinical studies indicate that gout patients have a high incidence of comorbidities, such as hypertension (50% or more), chronic kidney disease (~40%), coronary artery disease (>35%), and diabetes (~20%). Managing patients with these comorbidities is challenging because medication currently used to treat gout flares could be contraindicated. For instance, non-steroidal anti-inflammatory drugs (NSAIDs) have renal toxicity and corticosteroids worsen hypertension and diabetes.

Market Opportunity

Unmet Needs in the Treatment of Gout

To halt the progression of gout and provide long term reduction in flares, MSU crystals must be eliminated from the body. Therefore, the major goals of gout treatment are to prevent flares and lower sUA to below 6 mg/dL in order to dissolve MSU crystals. Of the eight million patients with gout in the U.S., we estimate that over three million patients are on urate lowering therapy (ULT) and of these patients on ULTs, as many as 60% may not get to their sUA goal of below 6.0 mg/dL. In addition, we estimate about one million patients continue to experience three or more flares per year. According to a 2012 study, patients having three or more flares per year typically incur $10,000 more in annual health care costs than patients without gout. With a large number of patients not reaching the sUA goal of below 6 mg/dL on current therapies, gout remains a significantly undermanaged disease. Studies have also shown that abrupt decreases in sUA with existing ULTs paradoxically cause an increase in flares, leading many patients to discontinue or avoid therapy. Non-adherence to therapy is thus a significant problem.

Current Treatment

Xanthine oxidase (XO) inhibitors are ULTs that decrease the production of uric acid. The XO inhibitors, allopurinol and febuxostat (marketed by Takeda Pharmaceutical Company Limited as Uloric®), are the most commonly prescribed drugs in the ULT market. Generic allopurinol at doses up to 300 mg accounts for about 90% of ULT prescriptions in the U.S. Studies have shown that the most commonly prescribed doses of these drugs (allopurinol 300 mg or febuxostat 40 mg) in the U.S. result in only about 40% of patients reaching the sUA goal of below 6.0 mg/dL. In addition, both allopurinol and febuxostat can cause an increase in gout flares for up to 6 – 12 months following initiation of treatment.

Uricosurics are ULTs that lowers sUA by promoting the excretion of uric acid by the kidney. Lesinurad (under development by AstraZeneca PLC) is a uricosuric that blocks URAT1, the main urate transporter/exchanger in renal proximal tubules. AstraZeneca PLC announced Phase 3 results for lesinurad in 2013 and 2014. While AstraZeneca announced renal-related adverse events, including kidney stones, for patients taking lesinurad the company has indicated it was proceeding with preparation of regulatory submissions for lesinurad 200 mg combination therapy and has very recently filed a dossier in Europe.

To address the increase in flare rate associated with initiation of ULT therapy, anti-inflammatory drugs such as colchicine and NSAIDs are co-prescribed with ULTs. These agents cause adverse effects. The risks associated with colchicine include diarrhea, nausea, vomiting, and neuromuscular toxicity. Colchicine might also produce myelosuppression and multiple drug interactions, which are reasons why its long term use should be carefully monitored. NSAIDs are associated with gastrointestinal (GI) bleeding that can be severe and life-threatening. Their long-term use is associated with an increased risk of renal toxicity, chronic renal insufficiency and increased cardiovascular morbidity. Steroids are also associated with GI bleedings. They can severely worsen hypertension and diabetes that are frequent comorbities of gout patients and their chronic use is associated with debilitating osteoporosis and bone fractures.

Arhalofenate Addresses the Unmet Needs in Gout

We believe that a significant opportunity exists for arhalofenate as a result of its combined anti-flare activity and its sUA lowering activity. As a Urate Lowering Anti-Flare Therapy (ULAFT), arhalofenate has the potential to address the unmet needs of gout patients by preventing flares while helping patients to achieve sUA target goals. This dual activity might also be advantageous when combining arhalofenate with a XO inhibitors both to increase the number of patients reaching their desired sUA targets and limit the number of flares.

Clinical Studies with Arhalofenate

The Gout Development Program

Arhalofenate is a prodrug which upon absorption is converted to its active form, arhalofenate acid. Arhalofenate acid’s dual actions are to inhibit uric acid reabsorption by urate transporters in the kidney and to block the MSU crystal-stimulated production of IL-1ß by macrophages (white blood cells that play an important role in the body’s defense against pathogens and foreign matter) in inflamed joints.

Arhalofenate has been studied in five Phase 2 gout clinical studies . The results of these studies collectively support further development of arhalofenate as a potentially safe and effective urate-lowering anti-flare therapy (ULAFT) for the large number of gout patients that are inadequate responders or are intolerant to XO inhibitors. A summary of these five studies is described below:

•	Phase 2 Arhalofenate / Febuxostat Combination Study: This study was an open label, single center trial with two cohorts of gout patients (n = 16 each) conducted with the purpose of evaluating the pharmacodynamics, pharmacokinetics and safety of arhalofenate in combination with febuxostat. One cohort received arhalofenate 600 mg once daily for 2 weeks followed by sequential one week periods of co-administration of febuxostat 80 mg and 40 mg. During the final two weeks, febuxostat 40 mg alone was continued. The second cohort received arhalofenate 800 mg for 2 weeks, followed by sequential one week periods of co-administration of febuxostat 40 mg and 80 mg. During the final two weeks, febuxostat 80 mg alone was continued. Patients in both cohorts received flare prophylaxis with colchicines throughout the study. Baseline mean sUA for patients in cohort 1 and 2 were 9.4 and 9.2 mg/dL, respectively. The responder rates (percentages of subjects reaching different sUA targets) are shown below:

Responder rate (%)	sUA mg/dL
	<6			<5			<4
Arhalofenate (mg)	FBX 40 mg		FBX 80 mg	FBX 40 mg		FBX 80 mg	FBX 40 mg	FBX 80 mg
0	47		93	7		71	0	29
600	79		94	43	*[a]	88	7	31
800	100	**[a]	100	93	***[a]	93	20	79	*[b]

*p < .05 ** p <.01 *** p < .001 a vs. 40 mg b vs. 80 mg febuxostat

Treatment with arhalofenate 800 mg monotherapy gradually decreased sUA with approximately half of the decrease by day 7. Intraday variations in sUA were <10%. In this study, the combination of febuxostat with arhalofenate was well tolerated, appeared safe and was more efficacious in decreasing sUA than febuxostat alone. With the arhalofenate 800 mg combinations, 100% of subjects achieved sUA <6 mg/dL and 93% <5 mg/dL, which are recommended treatment goals. The combination of arhalofenate 800 mg and febuxostat 80 mg resulted in 79% of subjects achieving <4 mg/dL, a more ambitious goal for patients with high urate crystal burden. On arhalofenate alone, sUA slowly decreased over 2 weeks with small intraday variations in both sUA and fractional excretion of uric acid (FEUA). Low FEUA, a hallmark of gout, was restored toward normal levels. Conclusion: This study demonstrated the potent sUA lowering activity of arhalofenate when combined with febuxostat. The arhalofenate 800 mg/feboxustat 40 mg combination could potentially bring most patients to a sUA goal of <6 mg/dL and the arhalofenate 800 mg/febuxostat 80 mg could potentially bring most patients to a sUA goal of <5 mg/dL or, even, less than 4 mg/dL. These lower and more ambitious goals might be particularly beneficial for patients with tophi who have a higher burden of MSU crystals. The combination was well tolerated and appeared safe. The pharmacodynamic properties of aralofenate 800 mg on the kidney, such as the small intra-day variation in FEUA, suggest that the drug should be well tolerated.

•

Phase 2b Arhalofenate Gout Flare Study: This study was a randomized, double-blind, placebo- and active-controlled phase 2b trial involving gout patients that experienced at least three flares during the previous year. The study objectives were to evaluate the efficacy and safety of arhalofenate for preventing flares and reducing serum uric acid in gout patients. The primary objective was to evaluate the anti-flare activity of arhalofenate in gout patients in the absence of background colchicine treatment. A total of 239 subjects were dosed once daily for 12 weeks and were randomized 1:2:2:2:2 to placebo, arhalofenate 600 mg, arhalofenate 800 mg, allopurinol 300 mg and allopurinol 300 mg combined with colchicine 0.6 mg. The primary outcome of efficacy comparing flare rates between the arhalofenate 800 mg to allopurinol 300 mg groups was met with a 46% improvement (p = .0056). Additional key efficacy and safety parameters are presented in the table:

		Placebo	Arhalofenate 600 mg		Arhalofenate 800 mg		Allopurinol 300 mg	Allopurinol 300mg + 0.6 mg COL
	N	28	53		51		54	53
Flare rate		1.13	1.04		0.66	[a]	1.24	0.40
Mean % change in sUA from baseline to	Week 8	+1	-14		-20		-30	-24
	Week 12	-1	-12	[b]	-16	[b]	-29	-25
Discontinued for safety		1	1		1		3	5
Serious Adverse Events (SAEs)		0	0		1		3	1

a 46% reduction vs. allopurinol 300 mg (p = .0056) and 41% reduction vs. placebo (p= .049)

b p ≤ .001 vs.placebo

There were no SAEs deemed related to arhalofenate. There was one SAE of a documented kidney stone in a patient on allopurinol 300 mg. There were no meaningful differences in the number of patients reporting Treatment Emergent AEs (TEAEs). The most frequent TEAEs were increases in creatine phosphokinase (4.6%), upper respiratory tract infections (3.8%), hypertension and headache (both 3.3%) with no relevant differences between groups. There were no subjects on arhalofenate who developed an abnormal serum creatinine value that was more than 1.5 times above pre-treatment values. Arhalofenate at 800 mg significantly decreased gout flares when compared to allopurinol 300 mg. There was no statistical difference in flare rates between arhalofenate 800 mg and allopurinol 300 mg combined with colchicine. Arhalofenate 800 mg also significantly decreased the flare rate when compared to placebo. Taken together, these results indicate that arhalofenate has anti-inflammatory activities associated clinically with improvement in gout flares. Arhalofenate sUA lowering activity, while significant compared to placebo, was lower than in the allopurinol 300 mg groups. Conclusion: This study demonstrated the anti-flare activity of arhalofenate 800 mg when used in the absence of a flare prophylaxis with colchicine. This activity may bring a significant medical benefit to gout patients. Arhalofenate was well tolerated and appeared safe.

•	Phase 2a Arhalofenate Monotherapy Study: The monotherapy study was a randomized, double-blind, placebo-controlled study evaluating the safety and efficacy of arhalofenate for the treatment of hyperuricemia in patients with gout. Arhalofenate was given daily at doses of 400 mg and 600 mg for four weeks. A total of 64 patients completed the treatment phase: 22 received placebo, 20 received arhalofenate 400 mg, and 22 received arhalofenate 600 mg. All randomized patients also received colchicine 0.6 mg daily as flare prophylaxis, a preventive treatment for flares. After 4 weeks of treatment, the mean sUA percent (and absolute) changes from Day 1 were: +4% (+0.2 mg/dL) in the placebo group, -15% (-1.4 mg/dL) in the 400 mg arhalofenate group and -23% (-2.3 mg/dL) in the 600 mg arhalofenate group. When compared to placebo, the sUA reductions in both arhalofenate treatment groups were statistically significant (p≤0.0002). Compared to placebo, patients treated with arhalofenate demonstrated dose-dependent reductions in gout flare and sUA. The proportion of patients reporting at least one flare during the treatment phase was 23% (5 of 22), 20% (4 of 20), and 5% (1 of 22) in the placebo, 400 mg, and 600 mg groups, respectively. In addition to flare frequency, both severity and duration of flare were lower in arhalofenate-treated patients. Conclusion: This study demonstrated sUA lowering activity of arhalofenate in gout patients. It also suggested that arhalofenate could have anti-flare activity in the clinic, supporting the pre-clinical experiments demonstrating arhalofenate anti-inflammatory activity.

•	Phase 2a Arhalofenate / Febuxostat Combination Study: In the febuxostat combination study, arhalofenate up to 600 mg daily was added to febuxostat 80 mg in an open-label, in-patient study to determine the efficacy, safety, and tolerability of arhalofenate in combination with 80 mg febuxostat once daily. A total of 11 patients were dosed with 80 mg febuxostat during Week 1, 80 mg febuxostat plus 400 mg arhalofenate during Weeks 2-3 and 80 mg febuxostat plus 600 mg arhalofenate during Weeks 4-5. All patients also received 0.6 mg colchicine daily as prophylaxis for gout flare. Mean sUA reductions were -48% at Day 8 (febuxostat 80 mg), -54% at Day 22 (febuxostat 80 mg plus arhalofenate 400 mg), and -60% at Day 36 (febuxostat 80 mg plus arhalofenate 600 mg). Febuxostat 80 mg alone resulted in 100% of patients having sUA less than 6.0 mg/dL, approximately 50% less than 5.0 mg/dL and approximately 10% less than 4.0 mg/dL. The combination of febuxostat 80 mg with arhalofenate 600 mg resulted in 100% of patients below 5.0 mg/dL, approximately 60% below 4.0 mg/dL and almost 20% below 3.0 mg/dL. The proportion of these patients reporting at least one flare was 18% (2 of 11 patients) during Week 1 (febuxostat 80 mg) and 18% (2 of 11 patients) during Weeks 2-3 (febuxostat 80 mg plus arhalofenate 400 mg), respectively. No patient reported the initiation of a flare during Weeks 4-5 (febuxostat 80 mg plus arhalofenate 600 mg). The proportion of patients reporting at least one flare in the two-week follow-up period was 27% (3 of 11 patients). Conclusion: This study demonstrated the potent sUA lowering activity of arhalofenate when used in combination with febuxostat. The combination was well-tolerated and appeared safe. The antiflare activity was also suggested.

•	Phase 2a Arhalofenate / Allopurinol Combination Study: This study was a randomized, double-blind, placebo-controlled clinical trial designed to evaluate the efficacy, safety and tolerability of arhalofenate 400 mg and 600 mg when given in combination with allopurinol 300 mg and also to evaluate the effect of arhalofenate on the pharmacokinetics (PK, drug levels in the blood) of allopurinol and oxypurinol, (the product of metabolism or active metabolite of allopurinol) that forms in the body after ingestion of allopurinol. Arhalofenate (or placebo) was given once daily at doses of 400 mg and 600 mg, in addition to allopurinol 300 mg, for four weeks to patients who had failed to reach the sUA target of <6 mg/dL with allopurinol 300 mg. All randomized patients also received colchicine 0.6 mg daily as flare prophylaxis. There was no statistically significant difference in sUA reduction in the arhalofenate plus allopurinol groups compared to the allopurinol only group. In the per protocol population, the proportion of patients who reached a sUA target of <6 mg/dL at the end of the treatment phase was 35.5%, 52.9%, and 43.3% in the allopurinol plus placebo group, the allopurinol plus 400 mg arhalofenate group, and the allopurinol plus 600 mg arhalofenate group, respectively. The modest additional sUA reduction observed in the arhalofenate plus allopurinol groups in this study is attributable to an interaction in which arhalofenate reduces the concentration of oxypurinol, the active metabolite of allopurinol. Specifically, arhalofenate promotes the excretion of uric acid as well as oxypurinol given both are typically reabsorbed into the blood stream through the same renal transporters arhalofenate is responsible for blocking. A reduction in gout flares was observed in the arhalofenate 600 mg plus allopurinol group compared to the allopurinol only group. The proportion of patients in a pre-specified per protocol population reporting at least one flare during the 4-week treatment phase was 13% (4 of 31) in the allopurinol 300 mg only group, 18% (6 of 34) in the allopurinol 300 mg plus arhalofenate 400 mg group, and 7% (2 of 30) in the allopurinol 300 mg plus arhalofenate 600 mg group. The mean duration of flares was longer in the allopurinol plus placebo group (6.5 days) than in either the allopurinol plus 400 mg arhalofenate group (2.6 days) or the allopurinol plus 600 mg arhalofenate group (3.5 days). Conclusion: This study suggested a limited additional reduction of sUA when adding arhalofenate to allopurinol. This was potentially explained by a reduction in oxypurinol, the active metabolites. It confirmed that febuxostat is the XO inhibitor of choice when combined with arhalofenate. The study again suggested an anti-flare activity of arhalofenate.

Conclusions of Arhalofenate’s Clinical Experience

Arhalofenate has been studied in a total of 17 clinical studies with over one thousand subjects both in a type 2 diabetes population and in a gout population. These include Phase 1 studies of safety, tolerability and PK, Phase 2 studies of blood glucose effects in diabetics, and Phase 2 studies of sUA and flare effects in gout patients. Arhalofenate was generally well tolerated and appeared safe.

In the treatment of over two hundred patients with hyperuricemia and a diagnosis of gout, arhalofenate was safe and well tolerated . Arhalofenate produced reduction in sUA whether administered alone or in combination with febuxostat. As a uricosuric, arhalofenate decreases sUA by increasing the urinary excretion of uric acid. Arhalofenate increases the fractional excretion of uric acid and brings it to near normal level without overcorrection.

In addition, arhalofenate has demonstrated that, at 800 mg daily, it decreases the incidence of flares in the absence of background colchicine treatment. This property should bring a medical benefit to gout patients by addressing their most burdensome symptoms. This arhalofenate anti-flare activity should be beneficial when the drug is used as a combination therapy with febuxostat or as a monotherapy in patients who are resistant or have a contra-indication to XO-inhibitors.

Phase 3 Gout Program

The details (design, size, duration, etc.) of the Phase 3 program will be the subject of discussion at an End-of-Phase 2 meeting with the FDA that we plan to request for the second half of 2015. Based on our clinical study results in gout patients to date, we believe arhalofenate in combination with febuxostat 40 mg may result in a majority of patients getting to the medically relevant sUA goal of less than 6.0 mg/dL. With up to 60% of gout patients inadequately responding to allopurinol 300 mg (failing to get sUA below 6.0 mg/dL), we believe a significant opportunity exists for this indication. We also believe that the combination of arhalofenate with febuxostat 80 mg could bring the majority of patients with tophi to their recommended, and more ambitious, goal of less than 5.0 mg/dL. In addition to combination therapy, we believe an indication for arhalofenate as a monotherapy may be relevant for XO intolerant patients or those that are moderately hyperuricemic.

The Phase 3 clinical program is currently planned to include pivotal studies for three patient populations:

(1)	Patients with chronic gout having hyperuricemia and who are at risk for flares and who have not achieved their goal of less than 6.0 mg/dL on XO inhibitors;

(2)	Patients with tophaceous gout, who in addition to hyperuricemia and risk for flares, also have tophi and often have chronic gouty arthropathy (persistent inflammation in joints with associated tissue damage) and who would benefit from having their sUA less than 5.0 mg/dL; and

(3)	Patients who are intolerant to or otherwise cannot take XO inhibitors, for whom there ULT options are limited.

The first two populations will be addressed by arhalofenate 800 mg in combination with febuxostat, and the third would examine arhalofenate 800 mg as a monotherapy. The goal of this program would be to establish clinically meaningful benefit on endpoints for flare parameters and sUA responder rates and changes. Studies in this program will be randomized, double-blind studies, with appropriate controls and statistical power. A small number of Phase 1 studies, including necessary drug-drug interaction studies, or special population studies, will also be conducted prior to submission of an NDA.

MBX-8025

MBX-8025 is a selective agonist for the peroxisome proliferator-activated receptor delta (PPARd). An agonist is a substance that elicits a response by binding to a receptor. The PPARd receptor is a nuclear receptor that regulates genes involved in lipid storage, transport and metabolism (particularly fatty acid oxidation) and in insulin signaling and sensitivity. MBX-8025 has the potential to treat a variety of disorders of lipid metabolism and certain diseases of the liver. Previously, MBX-8025 had been in development for the treatment of mixed dyslipidemia, which is characterized by elevated LDL-C and triglycerides (TGs). Results from our Phase 2 clinical study of MBX-8025 in patients with mixed dyslipidemia established effects of the drug that we believe have the potential to benefit patients affected with other conditions. In this study, MBX-8025 demonstrated an anti-atherogenic profile in which it lowered LDL-C, decreased the more atherogenic small dense LDL-C particles and raised HDL-C. In addition, MBX-8025 decreased TGs and free fatty acids. MBX-8025 also decreased C-reactive protein, a marker of systemic and local inflammation. Treatment with MBX-8025 also resulted in significant reductions in alkaline phosphatase (AP) and in gamma-glutamyl transferase (GGT). Taken together these metabolic improvement suggests that MBX-8025 can address disorders manifested by increases in LDL-C, increases in TGs, liver cholestasis and liver fat accumulation with subsequent inflammation.

Based on an evaluation of possible indications, we have decided to focus the development of MBX-8025 for serious rare and orphan diseases or more prevalent diseases with high unmet medical need and for which we can obtain positive initial clinical data in studies of less than six months duration. Compounds like MBX-8025 that work by interacting with the PPAR class of receptors (PPARa, PPARg and PPARd) are subject to a FDA partial clinical hold which limits clinical studies to durations of less than six months until the two-year rodent carcinogenicity studies are completed and evaluated. The decision as to whether to lift the hold is a benefit/risk assessment made by the FDA in which they weigh the potential benefit of the therapy for the proposed indication vs. any potential risk that may be identified from the rodent carcinogenicity findings. Thus, the lifting of the hold is typically taken when the carcinogenicity data (and the results of any subsequent de-risking experiments) and clinical efficacy data are both in hand. We have completed the carcinogenicity studies for MBX-8025 and have had discussions with the FDA regarding them. We have initiated additional experiments seeking to confirm that the findings have no relevance to humans. Some of these experiments have been completed and others are on-going. Our goal is to complete the outstanding de-risking studies by the time that we have clinical benefit data from the new indications. At that time, the data will be available to enable the FDA to decide whether to lift the clinical hold. We believe that our selected indications are ones for which the risk/benefit assessment of the carcinogenicity findings would be favorable to the patient. We plan to meet with the FDA to discuss lifting the partial clinical hold when additional study results are available.

We believe MBX-8025 may provide a significant benefit for patients across a wide range of rare diseases associated with disorders of lipid metabolism, such as homozygous familial hypercholesterolemia (HoFH) and severe hypertriglyceridemia (SHTG) syndromes, and disorders of liver function, such as primary biliary cirrhosis (PBC). We also believe that MBX-8025 could have utility in the treatment of the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH).

Nonclinical Overview

In in vitro studies with cells and animal tissues, MBX-8025 was shown to up-regulate genes involved in the metabolism and handling of lipids, most notably stimulation of fatty acid transport and oxidation.

In preclinical studies in rodents, dogs and primates, MBX-8025 demonstrated a variety of beneficial effects on the lipid profile and other metabolic parameters. MBX-8025 treatment increased peripheral oxidation of fatty acids leading to reduced levels of TGs and LDL-C, while raising HDL-C. MBX-8025 also inhibited fat mass accumulation, resulting in attenuation of body weight gain in rodent models of obesity.

Three-month toxicology studies in rodents (alone and in combination with atorvastatin, the generic name of the cholesterol lowering drug Lipitor®) and in monkeys have been completed. In 2014, we initiated six month and twelve month toxicology studies of MBX-8025 in rodents and monkeys, respectively, that we expect to be completed by the first quarter of 2016. In addition, the two-year carcinogenicity studies in mice and rats have been completed. Johnson & Johnson Pharmaceutical Research & Development filed an IND for this compound with the FDA in July 2005 and subsequently transferred the application to CymaBay in March 2007.

Clinical Studies with MBX-8025

Five Phase 1 and one Phase 2 clinical trials with MBX-8025 have been completed. The phase 2 clinical trial was an eight-week, Phase 2 trial in which MBX-8025 was administered at doses of 50 or 100 mg/day both alone and in combination with 20 mg/day of atorvastatin in moderately obese patients with mixed dyslipidemia. This study also had a placebo arm and a 20 mg/day atorvastatin only arm.

Treatment with MBX-8025 produced multiple beneficial effects on lipid parameters. There were significant overall reductions in total LDL–C (~20%), a parameter known to be correlated with risk of cardiovascular disease and death. The onset of the LDL-C lowering was rapid with a maximal effect seen by two weeks of treatment which was stably retained up to the end of the 8 weeks of treatment. LDL-C levels returned to pre-treatment levels within two weeks after treatment was stopped.

In addition, adding treatment with atorvastatin to MBX-8025 increased the percent change in LDL-C by approximately an additional 20% compared to that of MBX-8025 dosed alone in those patients with baseline LDL-C ≥ 175mg/dL. Decreases in LDL-C were correlated with baseline values, as shown in the figures below. Patients with higher baseline LDL-C values experienced larger reductions in LDL-C. Patients with baseline LDL-C in the 200 mg/dL range had reductions of approximately 40 to 50% with a dose response pattern between the 50 and the 100 mg doses. This suggests that higher doses of MBX-8025 (>100 mg) could potentially produce even larger decreases in LDL-C.

Change in LDL-C (%) according to baseline LDL-C

The correlation between baseline LDL-C levels and percentage change in LDL-C for subjects receiving 100 mg MBX-8025 is shown in the graph below and demonstrates a larger effect at higher baseline LDL-C values. These data suggest that MBX-8025 could potentially be a particularly effective treatment for diseases in which LDL-C is markedly elevated.

Individual Patient % Change from Baseline in LDL-C according to Baseline LDL-C

In this trial, lipoprotein particle size measurements were also performed to assess the effect of MBX-8025 on LDL particle subtype distribution. It is believed that small dense LDL particles (type B) are the more atherogenic subtype and that they confer a greater risk for atherogenesis (promotion of arterial plaque formation). As shown below, MBX-8025 selectively depleted the small dense LDL particles, converting them to the larger, more buoyant and less atherogenic phenotype A.

Another beneficial effect of MBX-8025 observed in this Phase 2 clinical trial was a decrease in both TGs (~30%) and free fatty acids (10-15%). The reductions in TGs are illustrated in the figure below where the effect is shown as a function of baseline TG concentration (subdivided into three groups as defined by the National Cholesterol Education Program Adult Treatment Panel III, or NCEP ATP III). At baseline values above 200 mg/dL, the reductions are approximately 50%. Also shown in this figure are the changes in LDL-C for the same patients that experienced the reductions in TGs. At all doses of MBX-8025, the reductions in TGs are associated with a concomitant reduction (15-25%) in LDL-C. Thus, MBX-8025 lowered both TGs and LDL-C in the same patients in this clinical trial. A similar pattern of simultaneous decreases in TGs and LDL-C were observed in the MBX-8025 plus atorvastatin arms of the trial.

Change in TG as a function of baseline TG by NCEP ATP III:

MBX-8025 also produced statistically significant decreases in GGT and AP at both doses of 50 and 100 mg, whereas there were no changes with either placebo or atorvastatin. GGT has been described as a marker of liver inflammation that is associated with the deposition of fat in the liver and AP is a validated marker of liver cholestasis.

Future Development Plan for MBX-8025

We have decided to redirect the development of MBX-8025 toward serious rare and orphan diseases or more prevalent diseases with higher unmet medical need. We have focused on diseases in which there is a clear scientific rationale or clinical data to suggest that the beneficial effects of MBX-8025 observed in our mixed dyslipidemia trial may be retained in that disease population. The indications of interest are HoFH, PBC, SHTG and NASH.

Homozymogous Familial Hypercholesterolemia (HoFH)

HoFH is a rare, life-threatening, genetic disease characterized by marked elevations in plasma levels of LDL-C leading to severe atherosclerosis and the development of premature cardiovascular diseases. While normal LDL-C levels are approximately 100 mg/dL, patients with HoFH may have levels in the 500 to 1000 mg/dL range. Symptomatic cardiovascular disease often presents during the first decades of life leading to myocardial infarction, ischemic stroke, and death. If untreated, most HoFH patients do not survive beyond the age of 30.

HoFH is caused by loss-of-function mutations in both genes of the low-density lipoprotein receptor (LDL-R) protein, leading to reduced or absent LDL-R function. The disease affects approximately one in one million persons. The loss of LDL-R function leads to impaired removal by the liver of LDL-C from the circulation, resulting in exceptionally high LDL-C blood concentrations.

Treatment of HoFH is focused on reducing LDL-C levels, as compelling evidence exists from randomized, double-blind, placebo-controlled studies to support the causality of LDL-C in atherosclerotic cardiovascular disease. Considerable evidence implicates LDL-C as a causal mediator of cardiovascular disease in HoFH patients and reductions in LDL-C can be expected to decrease the risk of cardiovascular disease. It is known that HoFH subjects undergoing LDL-C apheresis, have a reduction in cardiovascular disease events.

Initial treatment of HoFH entails adoption of a low fat diet and exercise program, usually with limited effectiveness. This is followed by conventional pharmacological therapies for reducing LDL-C, including statins, cholesterol absorption inhibitors and bile acid sequestrants. Unfortunately, these conventional therapies work largely through up-regulation of the LDL-R. Thus, they are minimally effective in patients with HoFH in whom LDL-R activity is impaired or absent. Patients having a small amount of residual LDL-R activity may receive a modest reduction in LDL-C with maximal conventional therapy, but most patients with HoFH respond insufficiently.

Plasma apheresis is a selective mechanical filtration of blood that may be used to remove LDL-C and is currently a treatment of last resort for HoFH. Apheresis is a complex and inconvenient procedure that could require an arterio-venous fistula, similar to what is done in chronic dialysis. The procedure is not widely available even in the US. Apheresis reduces LDL-C levels transiently, but must be repeated every one to two weeks because LDL-C levels rebound.

Two new drugs have recently been approved for use in combination with diet, exercise and conventional lipid lowering therapy to treat HoFH. The first is lomitapide (Juxtapid, Aegerion® Pharmaceuticals) that lowers LDL-C by inhibiting microsomal triglyceride transfer protein (MTP), a protein whose activity is required for the production of very low density lipoprotein (VLDL-C), a precursor of LDL-C. Lomitapide produces decreases in LDL-C of approximately 40% from a baseline LDL-C level of 337 mg/dL and gets 28% of patients to the LDL-C target of <100 mg/dL. A side effect of lomitapide treatment is that fat accumulates in the liver, thereby causing hepatic steatosis, with or without concurrent increases in transaminases. For this reason, the drug carries a black box warning and a requirement for monthly liver function monitoring tests. Lomitapide also blocks MTP in enterocytes (cells lining the gastrointestinal tract), leading to an accumulation of fat in the intestinal mucosa. This can reduce the absorption of fat-soluble nutrients and causes gastrointestinal issues (diarrhea, abdominal pain). Subjects on lomitapide should be prescribed concomitant fat-soluble vitamin supplementation and should adhere to a restrictive diet supplying less than 20% of energy from fat.

The second drug is mipomersen (Kynamro, Genzyme Corp.). It lowers LDL-C by acting as an anti-sense oligonucleotide inhibitor that blocks the synthesis of apo B-100, the protein component of LDL-C. Mipomersen lowers LDL-C by approximately 25% from a baseline LDL-C of 439 mg/dL. Like lomitapide, mipomersen causes the accumulation of fat in the liver, confers a risk of hepatic steatosis and carries a black box warning and requirement for monthly liver function monitoring tests.

While these two newly registered drugs offer additional treatment options for patients with HoFH, there remains a high degree of unmet medical need. Even with an aggressive combination of available therapies, subjects with HoFH generally have LDL-C levels substantially above treatment targets. Many patients also have difficulty accessing or tolerating available treatments. We believe that MBX-8025 has attributes that are well suited to the treatment of HoFH and should be independent of the LDL-R activity. MBX-8025 gave durable and significant decreases in LDL-C concentrations of greater than 40% in the Watanabe Heritable Hyperlipidemic rabbit, an accepted pre-clinical model of human HoFH. This is further supported by studies on another PPARd agonist, GW501516, in mice that lack the LDL-R. Thus, we hypothesize that the LDL-C lowering effect observed in our earlier studies in patients with mixed dyslipidemia may be transferable to patients with HoFH . If MBX-8025 is able to reduce LDL-C in these patients and retains the favorable safety profile observed thus far in our clinical studies, we believe it has the potential to be the front line pharmacological treatment for HoFH. We plan to conduct a small placebo-controlled double-blind proof-of-concept Phase 2 study in patients with HoFH to test this hypothesis.

It is likely that many patients with HoFH will require combination therapy with LDL-C lowering agents in order to achieve enough lowering of LDL-C to reach goal of < 100 mg/dL. Thus we believe there may be opportunities to combine MBX-8025 with other therapies including lomitapide or mipomersen. In this scenario, we note that the ability of MBX-8025 to reduce hepatic fat may potentially mitigate or prevent the development of hepatic steatosis and steato-hepatitis associated with lomitapide and mipomersen.

We are currently planning to initiate a pilot study of MBX-8025 in patients with HoFH in the first half of 2015.

Primary Biliary Cirrhosis (PBC)

PBC is a slowly progressive autoimmune disease of the liver characterized by portal inflammation and immune-mediated destruction of intrahepatic bile ducts. The loss of bile duct function leads to decreased bile secretion and the retention of toxic substances within the liver, resulting in further hepatic damage, fibrosis, cirrhosis and, eventually, liver failure. It is a common cause of liver transplantation.

PBC affects primarily women with peak incidence in the fifth decade of life. It has been recognized as an orphan disease both in the US and in the EU. It is a long-term debilitating and life-threatening disease. Fatigue and pruritus are the most common presenting symptoms. Pruritus (itching), which occurs in 20 to 70% of patients, can be extremely distressing for patients. Other common findings include jaundice, hyperlipidemia (notably hypercholesterolemia), hypothyroidism, osteopenia and osteoporosis, and coexisting autoimmune diseases. Portal hypertension is a late complication of the disease, as is malabsorption, deficiencies of fat-soluble vitamins, and steatorrhea (excess fat in feces).

Currently, the only FDA-approved treatment is ursodeoxycholic acid, also known as ursodiol, an isomer of chenodeoxycholic acid. Ursodiol decreases serum levels of AP, bilirubin, alanine aminotransferase, aspartate aminotransferase, cholesterol, and immunoglobulin M, all of which are elevated in patients with PBC and can serve as biochemical markers of the disease. In a study that combined data from three controlled trials with a total of 548 patients, ursodiol significantly reduced the likelihood of liver transplantation or death after four years. Ursodiol also delayed the progression of hepatic fibrosis in early-stage PBC, but was not effective in advanced disease. It is also known that up to 50% of PBC patients fail to respond to ursodiol therapy.

Other therapies, such as colchicine, methothrexate, prednisone and multiple immunosuppressive regimens have been attempted. However, their efficacy is controversial, limited, or unproven and they are associated with multiple side-effects impacting tolerance and safety. Liver transplantation improves survival in patients with PBC, and it is the only effective treatment for those with liver failure. However cirrhosis recurs in 15% of patients at three years and in 30% at 10 years. As a result, despite the previously mentioned therapeutic interventions, it is recognized that PBC continues to progress in many patients and additional medical treatment is needed to address this disease.

The bile acid analog obeticholic acid (OCA) is in development (Intercept Pharmaceuticals) for PBC. OCA has received orphan designations in US and EU and Fast Track status in the US. Clinical proof-of-concept has been established in two 12-week Phase 2 studies (one in ursodiol non-responders and one in treatment naïve or intolerant patients) using AP as the primary endpoint (<1.67 times the upper limit of normal with >15% reduction) + normal bilirubin. Approximately 40% of patients met the primary endpoint. A Phase 3 study has recently been completed that met its primary endpoint. It remains unclear what the criteria are for registration.

Both AP and GGT are common biochemical markers of cholestasis and their elevation is presumably a consequence of the toxic effects of retention of bile acids in cells in the biliary duct. AP levels in PBC patients have been used as a primary outcome measure in proof-of-concept clinical trials and as a key secondary outcome in pivotal trials. The observation that MBX-8025 produces significant reductions in these surrogate markers suggests that the drug may improve biliary function, ameliorate cholestasis and, hence, be a novel treatment for PBC. The coordinate decrease in AP and GGT levels indicates that the AP decrease is indeed hepatic in origin. The magnitude of the change in AP with MBX-8025 (~40%) is similar to that seen after treatment with ursodeoxycholic acid after eight weeks. In addition to the potential benefit to improving biliary function, we believe MBX-8025 may confer improvements in lipid parameters including reductions in LDL-C and TGs.

The precise mechanism by which MBX-8025 improves cholestasis by acting as a PPARd agonist is not fully understood. However, there is some supporting preclinical data. In the bile ligation model of cholestasis, the PPARd agonist KD3010 reduced hepatic injury, fibrosis and inflammation, while increasing survival. In addition, treatment of mice with the PPARd agonist GW610742 has been shown to produce significant and large increases in bile flow and the production of bile salts.

We are currently evaluating the initiation of a Phase 2 pilot or proof-of-concept study for MBX-8025 in patients with PBC.

Severe Hypertriglyceridemia (SHTG)

Severe HTG (SHTG, TGs > 500 mg/dL) is associated with an increased risk of pancreatitis. As a result, management of HTG and SHTG is also an important goal of lipid therapy. Most patients with HTG can be managed with available TG-lowering therapies including fibrates, niacin and fish oil components. However, there remains an unmet need for addressing SHTG which may arise from a variety of circumstances. It is estimated that there are approximately five million patients in the US with SHTG; however, the Fredrickson classification of hyperlipidemias further subdivides the overall population into several types, some of which can be classified as orphan diseases.

According to the Fredrickson classification of hyperlipidemias, several types of HTG have been identified. This includes Type 1a, a rare genetic disease also called familial chylomicronemia syndrome (FCS), in which chylomicrons are markedly elevated due to decreased activity of liporprotein lipdase (LPL), the enzyme that is primarily responsible for their metabolism. FCS affects about one in one million people worldwide. Type 1b is another form characterized by a deficiency in a protein component of chylomicrons called apo-CII which is needed to activate LPL and facilitate chylomicron metabolism. Another form is Type 5 in which very low density lipoprotein (VLDL) is elevated in addition to chylomicrons and is likely caused by yet incompletely defined variety of molecular defects.

The need for better treatments for SHTG has been recognized and several new therapies either have been brought to the market or are in development. One popular approach has been to develop components of fish oil. Lovaza is a marketed drug that is a mixture of the omega-3 fatty acids esters eicosapentaenoic acid (EPA) and docosahexaenoic acid (DHA) isolated from fish oil. In patients with SHTG (TGs > 500 mg/dL), it has been shown to reduce TGs by over 40%, but the reductions are accompanied by increases in LDL-C of over 40%. Vascepa, an ethyl ester of EPA, is also on the market for the treatment of SHTG and lowers TGs by approximately 30% with no significant effect on LDL-C. Epanova is a complex mixture of polyunsaturated free fatty acids derived from fish oils, including multiple long-chain omega-3 and omega-6 fatty acids, with EPA, DHA, and docosapentaenoic acid being the most abundant forms. In patients with SHTG, Epanova produced decreases in TGs of approximately 30% with increases of approximately 25% in LDL-C.

Other drugs are currently in earlier stage development for SHTG. ISIS-APOCIIIRX is an oligonucleotide inhibitor of apo-CIII, a lipoprotein component that regulates TG metabolism. Loss-of-function mutations in apo-CIII are associated with lower levels of TGs. In a Phase 2 study in patients with SHTG, ISIS-APOCIIIRX produced reductions in TGs of up to 70%. The effects on LDL-C were not reported. Another product candidate, CAT-2003, produced decreases in both fasting and post prandial (post meal) TGs in normal healthy volunteers and has been advanced into Phase 2 studies in SHTG.

We believe that MBX-8025 may be uniquely able to benefit patients with SHTG by virtue of its ability to simultaneously lower TGs and LDL-C. This benefit has been observed both in monotherapy as well as in combination with atorvastatin in patients with mixed dyslipidemia. Drugs currently marketed for the treatment of SHTG lower TGs with either a worsening or lack of meaningful improvement in LDL-C. Recognizing that SHTG is a heterogeneous collection of diseases, we are continuing our assessment of the best patient populations to study in a small Phase 2 clinical trial.

Non-Alcoholic Fatty Liver Disease (NAFLD) / Nonalcoholic Steatohepatitis (NASH)

NAFLD is a disease characterized by accumulation of fat in the liver of people who drink little or not at all. Approximately one-third of NAFLD patients develop NASH, which is characterized by inflammation in the liver that is often accompanied by fibrosis. This can progress to cirrhosis, followed by eventual liver failure and death. NASH is the third most common reason for liver transplantation in the United States. NASH is a major challenge to healthcare systems worldwide. NASH is initially a silent disease, the first sign of which may be elevations in transaminases such as alanine aminotransferase (ALT) or aspartate aminotransferase (AST) from routine blood test panels. When further evaluation rules out medications, viral hepatitis, alcohol, etc. as a cause, or when imaging studies of the liver show fat, NASH is suspected. A confirmation of a diagnosis of NASH requires a liver biopsy.

There are currently no drugs approved by the FDA for the treatment of NASH. However, a number of clinical studies have been carried out or are underway with drug candidates that may affect disease outcomes in patients with NASH, including OCA (Intercept Pharmaceuticals) and GFT505, a PPARa/d agonist (Genfit SA).

Based on data from our Phase 2 clinical trial in patients with mixed dyslipidemia and available data from other PPARd agonists, we believe MBX-8025 may have utility in treating patients with NASH. The decrease in GGT, a biochemical marker which has been recognized to be linked with hepatic fat accumulation, observed in our phase 2 mixed dyslipidemia trial is consistent with results reported for another PPARd agonist GW501516. A short term clinical trial with GW501516 demonstrated that the compound decreased hepatic fat. In addition to our clinical experience with MBX-8025, along with that of other PPARd agonists, the well documented property that MBX-8025 induces the oxidation of fatty acid leads us to believe that our compound could potentially benefit patients affected with NAFLD who are further at risk of developing NASH. Although we do not currently anticipate near term development of MBX-8025 in NASH, we continue to evaluate the opportunity among a number of additional indications.

Cymabay Clinical Strategy for MBX-8025

Our initial strategy is to evaluate and carry out pilot or proof-of-concept clinical trials in multiple indications including HoFH, PBC and potentially SHTG to assess whether MBX-8025 is able to produce the predicted improvements in the relevant biomarkers associated with these diseases. In all three indications, clinically and statistically significant markers of disease status can be achieved in relatively small (10-20 patients) studies of three months or less duration. In cases where clinical proof-of-concept is achieved, we believe that we could move rapidly into a Phase 3 registration program based on the high unmet need in these indications. We continue to assess a variety of criteria (patient availability, regulatory pathway clarity, commercial attractiveness, etc.) with which to prioritize these indications. We plan to initiate one or more pilot or proof-of-concept studies for MBX-8025, beginning with HoFH, in the first half of 2015.

MBX-2982

Type 2 diabetes (T2DM) is a chronic debilitating disease characterized by a progressive loss of the normal control of glucose levels in the blood and other tissues. There are several established and emerging classes of drug therapies for diabetes. Over the last decade, injectable drugs have emerged as competing drugs with significant benefits in glucose control as well as effects on weight loss and the potential to protect the pancreas from the damage caused by the progression of diabetes. These drugs are primarily analogs of the natural hormone glucagon-like 1 peptide (GLP-1), and include exenatide, liraglitide and lixisenatide among others. These drugs are given by subcutaneous injection once or twice daily. Their action is to provide glucose-regulated insulin secretion with weight loss and the potential to preserve function of pancreatic islets. New members of this class with once weekly to once monthly dose schedules have been approved or are in late stage development. In spite of the variety of drugs available for the treatment of diabetes, the medications used to manage diabetes have not led to optimal control of hyperglycemia and many are associated with dose-limiting side effects. MBX-2982 is an oral, G-protein coupled receptor (GPR119) agonist being evaluated as a novel therapeutic agent for patients with T2DM, with a dual mechanism including direct effects and indirect effects mediated by gastrointestinal hormones known as incretins on glucose-dependent insulin secretion, as well as potentially beneficial effects on islet health.

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

Clinical Studies with MBX-2982

Four Phase 1 clinical studies and one Phase 2 clinical study with MBX-2982 have been completed and the safety review showed no safety or tolerability concerns with escalating doses (25, 100, and 300 mg/day) tested for up to 4 weeks of dosing. The four-week study in type 2 diabetics can be summarized as follows:

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

Johnson and Johnson: In June 2006, CymaBay entered into an exclusive worldwide, royalty-bearing license to MBX-8025 and certain other PPARd compounds (the “PPARd Products”) with Janssen Pharmaceutical NV, with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, CymaBay has full control and responsibility over the research, development and registration of any PPARd Products and is required to use diligent efforts to conduct all such activities. Janssen has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen has a right of first negotiation under the agreement to license a particular PPARd Product from CymaBay in the event that CymaBay elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen is entitled to receive up to an 8% royalty on net sales of PPARd Products. Under the terms of the agreement, if CymaBay does not expend more than a de minimus amount of effort and resources on the research and/or development of at least one PPARd product, such action would constitute a default under the agreement. In addition, if CymaBay fails to make any payment called for under the agreement, discloses any non-exempt confidential information related to the agreement, or fails to use diligent efforts to promote, market and sell any PPARd product under the agreement, such action would constitute a default under the agreement. In the event of such default, or upon CymaBay’s termination of the agreement, CymaBay shall grant Janssen a worldwide, exclusive, irrevocable license under the agreement in all information that is controlled, developed or acquired by CymaBay which relate to a PPARd compound or PPARd product and in all patents that are filed during the term of the agreement with a priority date after the effective date of the agreement and relate to a PPARd compound or PPARd product.

In June 2010, CymaBay entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen) to further develop and discover undisclosed metabolic disease target agonists for the treatment of T2DM and other disorders and received a one-time nonrefundable technology access fee related to the agreements. CymaBay is also eligible to receive up to $228 million in contingent payments if certain development and commercial events are achieved as well as royalties on worldwide net sales of products. No such payments have been made to date. Under the terms of the agreements, Janssen has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease targets and is required to use diligent efforts to conduct all such activities. A joint steering committee with equal representation from each party will oversee the development of products. Following June 2012, all decisions of the joint steering committee will be made by Janssen. CymaBay has the sole responsibility, for the preparation, filing, prosecution, maintenance of, and defense of the CymaBay patents with respect to, metabolic disease target agonists. Under the terms of the agreements, if CymaBay discloses any non-exempt confidential information related to the agreements, such action would constitute a default under the agreements. In addition, if CymaBay breaches any of its representations or warranties under the agreements, such action would constitute a default. In the event of a default, the agreements do not provide that CymaBay will lose any of its rights to the intellectual property developed under the agreement.

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

Intellectual Property

CymaBay owns and co-owns approximately 35 United States patents, 198 foreign patents, as well as 19 United States patent applications and 184 foreign and Patent Cooperation Treaty applications which are counterparts to certain United States patents and patent applications. In addition, we license from third parties approximately 17 United States patents and 1 United States patent application, 255 foreign patents and 65 foreign and Patent Cooperation Treaty applications which are counterparts to certain United States patents and patent applications. These patents and patent applications include claims covering various aspects of our product pipeline and research and development strategies, including: arhalofenate crystal forms, methods of use both alone and in combination with other drugs and methods of manufacture, certain PPAR delta agonists, their compositions and uses, certain GPR119 agonist compositions and uses and undisclosed metabolic disease target agonist compositions and uses.

The arhalofenate portfolio consists of approximately 135 issued patents and 87 pending patent applications relating to composition, method of use or methods of manufacture. We believe our issued patents protect Arhalofenate through at least 2019-2029 before accounting for any potential patent term extension. The MBX-8025 portfolio consists of approximately 273 issued patents and 81 pending patent applications related to composition and method of use that we believe protect it through at least 2024-2026 before accounting for any potential patent term extension. Patent and trade secret protection is critical to our business. Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property to extend the life of patents covering our product candidates, to preserve trade secrets and proprietary know-how, and to operate without infringing the patents and proprietary rights of third parties we actively seek patent protection in the U.S.

Manufacturing

CymaBay does not currently own or operate manufacturing facilities for the production or testing of arhalofenate or other product candidates that it develops, nor does it have plans to develop its own manufacturing operations in the foreseeable future. CymaBay presently depends on third party contract manufacturers to obtain all of its required raw materials, Active Pharmaceutical Ingredients (APIs) and finished products for its clinical studies for arhalofenate. CymaBay has executed manufacturing agreements for its API and clinical supplies of arhalofenate and MBX-8025 with established manufacturing firms which are responsible for sourcing and obtaining the raw materials necessary for the finished products. The raw materials necessary to manufacture the API for arhalofenate, MBX-8025 and MBX-2982 are available from more than one source and CymaBay has also executed manufacturing agreements for the production of MBX-8025 and MBX-2982.

Siegfried AG

On April 30, 2012, CymaBay entered into a Development and Clinical Manufacture Agreement with Siegfried AG for the manufacturing of the API necessary for the tablet form of arhalofenate. Under the agreement, CymaBay shall deliver or Siegfried shall obtain the raw materials necessary for the API. CymaBay owns the rights, title and interest to the deliverables and intellectual property covering the deliverables generated under the agreement. Siegfried shall grant a non-exclusive license to CymaBay to use Siegfried intellectual property to exploit any product or service based or derived from the deliverables under the agreement. Both Siegfried and CymaBay have agreed to indemnify the other party with respect to losses due to the breach of a covenant or obligation under the agreement or the gross negligence, recklessness or intentional misconduct of the other party. CymaBay may terminate the agreement at any time with written notice and Siegfried may terminate the agreement in the event CymaBay discontinues its activities related to the development or commercialization of the API for arhalofenate. In addition, either party may terminate the agreement at any time for material breach under the agreement or in the case of insolvency of the other party.

Patheon Inc.

On June 5, 2012, CymaBay entered into a Development and Clinical Manufacture Agreement with Patheon Inc. for the manufacturing of the tablet form of arhalofenate. Under the agreement, CymaBay shall deliver the API or Patheon shall obtain the API from a qualified vendor. CymaBay owns the rights, title and interest to the deliverables and intellectual property generated by Patheon in connection with the performance of the services for CymaBay under the agreement. Both Patheon and CymaBay have agreed to indemnify the other party with respect to losses due to the breach of a covenant or obligation under the agreement or the gross negligence, recklessness or intentional misconduct of the other party. CymaBay may terminate the agreement at any time with written notice provided that CymaBay terminates the agreement within certain times in advance of the start date of certain services. In addition, either party may terminate the agreement at any time for material breach under the agreement.

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

Research & Development Costs

Research and development costs for the years ended December 31, 2014 and 2013 were $15.8 million and $4.5 million, respectively.

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

United States Pharmaceutical Product Development Process

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act, and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on CymaBay. The process required by the FDA before a pharmaceutical product may be marketed in the United States generally involves the following:

•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (GLP) or other applicable regulations;

•	Submission to the FDA of an Investigational New Drug application (IND), which must become effective before human clinical studies may begin;

•	Performance of adequate and well-controlled human clinical studies according to the FDA’s current Good Clinical Practices (GCP), to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

•	Submission to the FDA of a New Drug Application (NDA) for a new pharmaceutical product;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s current Good Manufacturing Practice standards (cGMP), to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

•	Potential FDA audit of selected preclinical and clinical study sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

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

Corporate Information

CymaBay Therapeutics, Inc., formerly Metabolex, Inc., was incorporated under the laws of the State of Delaware on October 5, 1988, originally under the name Transtech Corporation. Our executive offices are located at 7999 Gateway Blvd., Suite 130, Newark, CA 94560. The telephone number at our executive office is (510) 293-8800. Our corporate website address is www.cymabay.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report.

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

Employees

As of March 1, 2015, CymaBay had 18 full-time employees, 6 of whom hold Ph.D.s and 3 of whom hold a Masters degree in relevant areas of expertise.

Executive Officers of Registrant

As of March 1, 2015, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Age	Position Held With CymaBay
Executive Officers
Harold Van Wart, Ph.D.	67	President, Chief Executive Officer & Director
Sujal Shah	41	Chief Financial Officer
Charles A. McWherter, Ph.D.	58	Senior Vice President, Chief Scientific Officer
Pol Boudes, M.D.	57	Chief Medical Officer

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

Sujal Shah joined CymaBay as Chief Financial Officer in December of 2013. Prior to that he served as a consultant and acting Chief Financial Officer since June 2012. From 2010 to 2012, Mr. Shah served as Director, Health Care Investment Banking for Citigroup Inc., where he was responsible for managing client relationships and executing strategic and financing related transactions for clients focused in life sciences. From 2004 to 2010 Mr. Shah was employed with Credit-Suisse, last serving in the capacity as Vice President, Health Care Investment Banking Group. Mr. Shah received a MBA from Carnegie Mellon University – Tepper School of Business in 2004 and a M.S. from Northwestern University in Biomedical Engineering in 1997.

Charles A. McWherter, Ph.D. has served as our Senior Vice President and Chief Scientific Officer since July 2007. From 2003 to 2007, he served as Vice President and head of the cardiovascular therapeutics areas of Pfizer Inc., a biopharmaceutical company. From 2001 to 2003, Dr. McWherter served as Vice President of Drug Discovery at Sugen, Inc., a biopharmaceutical company acquired by Pfizer Inc. in 2003. Dr. McWherter obtained his Ph.D. from Cornell University.

Pol Boudes, M.D. joined CymaBay in April 2014 as our Chief Medical Officer. Prior to joining CymaBay, Dr. Boudes was Chief Medical Officer at Amicus Therapeutics, where he was responsible for clinical development, medical affairs and quality assurance and toxicology. From 2004 to 2009, Dr. Boudes was with Berlex Laboratories (which merged with Bayer HealthCare Pharmaceuticals in 2006) where he held the position of Vice President, Global Clinical Development, Women’s, Health Care US. From 1990 to 2004, he held positions of increasing responsibility with Wyeth-Ayerst Research both in Philadelphia, PA and in Europe, with Hoffmann-La Roche, and with Pasteur-Merieux Serums & Vaccines. Dr. Boudes received his M.D. from the University of Aix-Marseilles, France. He completed his internship and residency in Marseilles and in Paris, France and was an Assistant Professor of Medicine at the University of Paris. He is specialized in Endocrinology and Metabolic Diseases, Internal Medicine, and Geriatric diseases.

Item 1A. Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities, including our Phase 2b study of arhalofenate. As of December 31, 2014, we had cash, cash equivalents and marketable securities of approximately $34.8 million. In addition, in January and February 2015, we obtained $4.3 million in net proceeds received from the sale of our common stock under an at-the-market facility. We believe that our existing cash will allow us to continue operation through at least the end of 2015. We currently believe that we will need to raise additional capital to continue our operations beyond 2015. Our monthly spending levels vary based on new and ongoing development and corporate activities.

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

We have incurred significant net losses in each year since our inception, including net losses of approximately $31.9 million and $10.1 million for the fiscal years ended 2014 and 2013, respectively. As of December 31, 2014, we had an accumulated deficit of $380.8 million.

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

•	obtaining favorable results for and advancing the development of arhalofenate, including raising sufficient capital or partnering with a third party to successfully initiating our Phase 3 clinical development;

•	obtaining United States (U.S.) and foreign regulatory approvals for arhalofenate;

•	launching and commercializing arhalofenate, either on our own or with a partner, including building a sales force and collaborating with third parties;

•	achieving broad market acceptance of arhalofenate in the medical community and by third-party payors and patients;

•	obtaining favorable results for and advancing the development of MBX-8025; and

•	generating a pipeline of product candidates.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

Risks Related to Clinical Development and Regulatory Approval

We depend on the success of our lead product candidate, arhalofenate, which is still under clinical development, and MBX-8025, which we currently plan to develop, and may not obtain regulatory approval or successfully commercialize either of these product candidates.

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, arhalofenate, which has completed eight Phase 1 and nine Phase 2 clinical trials, including five Phase 2 studies in gout, and our second product candidate, MBX-8025, which has completed five Phase 1 and one Phase 2 clinical trials. We are currently planning to meet with the FDA at an end of phase 2 meeting prior to finalizing plans for and initiating a Phase 3 program for arhalofenate in gout. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. We also plan to initiate one or more proof-of-concept studies for MBX-8025 in the first half of 2015. The success of arhalofenate and MBX-8025 will depend on several factors, including the following:

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

We currently do not know when we might commence our Phase 3 study of arhalofenate or achieve FDA approval of arhalofenate. We currently do not have the capital necessary to conduct or complete Phase 3 studies of arhalofenate and we may not be able to raise sufficient funds necessary or secure a partnership to conduct this study.

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

We have completed five Phase 2 clinical studies of arhalofenate in gout. In addition, six clinical studies with MBX-8025 and five clinical studies with MBX-2982 have been completed. However, we have never conducted a Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trials of arhalofenate for gout do not ensure that later clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

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

We have never conducted a clinical trial of MBX-8025 for the indications which we are considering for MBX-8025. If MBX-8025 does not demonstrate safety or efficacy in the treatment of any of these indications, or if the benefits of treatment with MBX-8025 do not outweigh the risks, our ability to successfully develop and commercialize MBX-8025 may be adversely affected.

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

Arhalofenate has been studied in a total of 17 clinical trials with over a thousand subjects. The emergence of adverse events (AEs) caused by arhalofenate in future studies could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. There is also a risk that our other product candidates, including MBX-8025, may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates, including arhalofenate and MBX-8025, may be negatively impacted.

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

We have not obtained orphan drug designation for MBX-8025 for any indication and we may not be able to obtain or maintain orphan designation or obtain the benefits associated with orphan drug status, including market exclusivity.

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

We may be subject to costly claims related to our clinical studies and may not be able to obtain adequate insurance.

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

We are increasing the manufacturing batch size in preparation of Phase 3 and commercial supplies. As the process is scaled up it may reveal manufacturing challenges or previously unknown impurities which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of arhalofenate. In the future, we may identify manufacturing issues or impurities which could result in delays in the clinical program and regulatory approval for arhalofenate, increases in our operating expenses, or failure to obtain or maintain approval for arhalofenate.

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

We are planning to study the combination of arhalofenate plus febuxostat in our planned Phase 3 program and if the results of these studies are positive, we will only be able to commercialize this combination if we are able to obtain febuxostat from an FDA qualified supplier, which we may not be able to do.

In order to commercialize a fixed dose combination product containing arhalofenate and febuxostat we would need to obtain febuxostat drug substance from a supplier that has been qualified by the FDA. If we are not able to identify a supplier, or if the supplier is not able to receive approval, we will not be able to receive approval for our fixed-dose combination product. In addition, we may need a license if the supplier’s manufacturing process or final product infringes another party’s valid patent. If we are not successful at obtaining a required license our ability to commercialize arhalofenate may be significantly diminished.

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

As of March 1, 2015, we had 18 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize arhalofenate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Our internal computer systems, or those used by our contract research organizations or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our contract research organizations and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of clinical study data from completed or ongoing clinical studies for a product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of any product candidates could be delayed.

Risks Relating to Owning Our Common Stock

An active trading market for our common stock may not develop and the market price for our common stock may decline in value.

Our common stock is listed on the NASDAQ Capital Market under the symbol “CBAY”. Historically, trading volume for our common stock has been very limited. The historical trading prices of our common stock on the NASDAQ Capital Market may not be indicative of the price levels at which our common stock will trade in the future, and we cannot predict the extent to which investor interest in us generally will lead to the development of an active public trading market for our common stock or how liquid that public market may become.

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value.

The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including:

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

As of March 1, 2015, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own a significant number of shares of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate action. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, on July 28, 2014, we consummated a public offering of our common stock on a registration statement on Form S-1pursuant to which we sold 4,600,000 shares of our common stock, including shares sold in connection with the exercise by the underwriters in the offering of an over-allotment of 600,000 shares, at a price of $5.50 per share, for aggregate net proceeds of $23.0 million. On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC and also entered into an ATM to sell up to $25 million of common stock under the registration statement under which we have sold additional shares of our common stock for net proceeds to us of $4.3 million during the period January 1, 2015 through March 1, 2015. If in the future, we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of March 1, 2015 was 330,192 shares.

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

Maintaining effective internal controls over financial reporting is necessary for us to produce accurate financial statements on a timely basis. In connection with the preparation of our financial statements for the three and six months ended June 30, 2014, we identified material weaknesses in our internal control over financial reporting. In the second half of 2014, we remediated these material weaknesses by, among other things, designing and implementing new procedures and controls. We expect to continue to incur costs associated with implementing appropriate processes and internal controls, which could include new employee compensation costs and fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is located in Newark, California. We entered into a lease for our corporate office in November 2013 which commenced on January 16, 2014, and continues for a period of sixty (60) months with an option to extend the lease for an additional three years. Our previous corporate office was located at a facility in Hayward, California and was subject to a lease which expired in April 2014. We believe that our existing facility arrangements are adequate to meet our current requirements.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is listed on the NASDAQ Capital Market under the symbol “CBAY” and was previously traded over-the-counter from January 24, 2014, until June 17, 2014. Prior to such time, there was no public market for our common stock. On March 20, 2015, the last reported sale price of our common stock on the NASDAQ Capital Market was $8.96 per share. As of March 1, 2015, there were approximately 890 holders of record of our common stock.

The following table sets forth the high and low sales prices per share of our common stock as reported on the over-the-counter and NASDAQ Capital Market for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2014	High	Low
First Quarter (beginning January 24, 2014)	$12.00	$5.00
Second Quarter*	$8.00	$5.05
Third Quarter	$13.78	$4.47
Fourth Quarter	$9.99	$6.59

*	Our common stock traded on the over-the-counter market until June 18, 2014

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

Recent Sales of Unregistered Securities

We completed sales of the following unregistered securities during the quarter ended December 31, 2014:

1)	From October 1, 2014, to December 31, 2014, we issued an aggregate of 11,220 shares of common stock to 7 of our stockholders upon the exercise of warrants exercisable for shares of our common stock. The 11,220 shares of common stock were issued pursuant to cash-based and cashless exercise provisions as provided in the warrants in exchange for an aggregate of $46,000 and 3,220 shares of our common stock. The issuances were in reliance on Rule 506 and Regulation D under the Securities Act.

Use of Proceeds

We consummated a public offering of our common stock on a registration statement on Form S-1 (File No. 333-195127) that was declared effective by the SEC on July 21, 2014, pursuant to which we sold 4,600,000 shares of our common stock, including shares sold in connection with the exercise by the underwriters in the offering of an over-allotment of 600,000 shares, at a price of $5.50 per share, for aggregate gross proceeds of $25.3 million which we refer to as our 2014 public offering. The offering was made pursuant to a prospectus dated July 21, 2014. Cowen and Company, LLC and Stifel, Nicolaus & Company, Incorporated were the managing underwriters in the offering.

As of December 31, 2014, we estimate that we had used approximately $8.5 million of the proceeds on the development of MBX-8025 and ongoing development of arhalofenate and approximately $1.5 million for working capital, capital expenditures and other general corporate purposes. The remaining $13.0 million is held in cash, cash equivalents and short term investments. There has been no material change in the expected use of the net proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 22, 2014 (File No. 333-195127).

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2014, we did not repurchase any equity securities.

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “seek”“target,” “goals,”“intend,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

CymaBay Therapeutics, Inc. is focused on developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. Arhalofenate, our lead product candidate, is being developed for the treatment of gout. Arhalofenate has successfully completed five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form as a result of elevated sUA levels. We believe the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what we believe could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,000 patients exposed to date. We are currently planning to hold an end of phase 2 meeting with the FDA in the second half of 2015 to review the results of our completed studies and to discuss the design of a phase 3 program for arhalofenate. Our second product candidate, MBX-8025, demonstrated favorable effects on cholesterol, triglycerides and markers of liver health in a Phase 2 clinical trial in patients with mixed dyslipidemia. We are planning to pursue development of MBX-8025 in a number of orphan diseases in which these attributes could be beneficial, such as homozygous familial hypercholestorolemia (HoFH), primary biliary cirrhosis (PBC) and severe hypertriglyceridemia (SHTG). We also believe that MBX-8025 could have utility in the treatment of the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH). We plan to initiate one or more pilot or proof-of-concept studies for MBX-8025, beginning with HoFH, in the first half of 2015.

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

Preferred Stock Conversion and Recent Financings

On September 30, 2013, all of the shares of our outstanding preferred stock converted to common stock, we sold shares of our common stock and warrants to purchase shares of our common stock in a private placement for aggregate gross proceeds of $26.8 million, and raised an additional $5.0 million in venture debt financing pursuant to a $10.0 million loan agreement which we entered into simultaneously with the private placement, resulting in aggregate net proceeds to us of $28.8 million after deducting placement agent fees and estimated offering expenses. At the same time we issued shares of our common stock in cancellation of approximately $16.9 million of debt owed to the holder of that debt. On October 31, 2013, we sold additional shares of our common stock and warrants to purchase shares of our common stock, which sales are also part of the private placement, for net proceeds to us of $2.2 million after deducting placement agent fees and estimated offering expenses. Further, on November 22, 2013, we entered into an agreement with investors to purchase shares of our common stock and warrants to purchase shares of our common stock as part of the private placement for net proceeds of $2.7 million, which sales occurred shortly after the listing of our common stock on the over-the-counter market on January 24, 2014. We refer to the private placement, the venture debt financing and the issuance of our common stock in cancellation of the $16.9 million of debt as our 2013 financing

On July 25, 2014, we completed a public offering of 4.6 million shares of our common stock at $5.50 per share which we refer to as our 2014 public offering. Net proceeds to us in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC and also entered into an at-the-market facility (ATM) to sell up to $25 million of common stock under the registration statement, under which, as of March 1, 2015, we have sold shares of common stock with aggregate net proceeds to us of $4.3 million.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may materially differ from those estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 of our financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation and understanding of our financial statements.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2014, and 2013.

Stock-Based Compensation

Employee and director stock-based compensation is measured at the grant date, based on the fair-value based measurements of the stock awards, and the portion that is ultimately expected to vest is recognized as an expense over the related vesting periods, net of estimated forfeitures. We calculate the fair-value based measurements of options using the Black-Scholes valuation model and recognize expense using the straight-line attribution method.

The Black-Scholes option pricing model requires the input of highly subjective assumptions. These variables include, but are not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock. In addition, management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination, as well as our stock-based compensation expense.

Equity awards granted to non-employees are accounted for using the Black-Scholes valuation model to determine the fair value of such instruments. The fair value of equity awards granted to non-employees are re-measured over the related vesting period and amortized to expense as earned.

Common Stock Valuations

Prior to the listing of our common stock on a public exchange on January 24, 2014, the fair value of the common stock underlying our stock options and restricted stock at the date of grant was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. All stock awards previously granted or to be granted in the future were or are expected to be granted at the grant date fair value of the award. The valuations of our common stock while we were privately held were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Valuation analysis of our common stock was performed on our behalf by third party valuation specialists. The methodology used by the third party valuation specialists to determine the fair value of our common stock included estimating the fair value of the enterprise, subtracting the fair value of debt from this enterprise value, and then allocating this value using the Option Pricing Method to all of the equity interests. The assumptions used in the valuation model to determine the fair value of our common stock as of the date of each option and restricted stock award, are based on numerous objective and subjective factors combined with management judgment including the following:

•	progress of research and development activities;

•	our operating and financial performance;

•	market conditions;

•	developmental milestones achieved;

•	sales of our convertible preferred stock in arms-length transactions;

•	business risks; and

•	management and board of director experience.

During the period from January 1, 2013, through January 24, 2014, the time frame during the reporting period where we were still a privately held company, we granted stock options as summarized below:

Date of Issuance	Number of Shares Subject to Options Granted	Exercise Price per Share	Fair Value Estimate per Common Share	Estimated Total Fair Value- Based Measurement of Options Granted (In thousands)
October 31, 2013	321,574	$5.00	$3.75	$1,207
December 23, 2013	166,123	$5.00	$3.77	$600
January 6, 2014	320,991	$5.00	$3.75	$1,203
January 22, 2014	19,459	$5.00	$3.77	$73

While we were privately held, management and our board of directors performed valuation analyses with the assistance of independent valuation specialists to determine the then current fair value of our common stock. To facilitate these valuation analyses, we developed projections of our future revenues and operating expenses. Key assumptions reflected in the income approach calculations included the anticipated timing of a potential liquidity event, the estimated volatility of our common stock, and the discount for lack of marketability of our common stock. These income approach assumptions are set forth below for the valuation performed as of December 31, 2013:

Common Stock Value per Share	$5.00
Time to Liquidity (in years)	0.25
Volatility	64.6%
Risk-Free Interest Rate	0.02%
Marketability Discount Rate	12.8%

For grants of stock awards made on dates for which there was no valuation performed by an independent valuation specialist, our board of directors determined the fair value of our common stock on the date of grant based upon the immediately preceding valuation and other pertinent information available to it at the time of grant.

Warrant Liabilities

We have issued freestanding warrants to purchase shares of our common stock in connection with financing activities. Our outstanding common stock warrants issued in connection with our 2013 financing are classified as liabilities in the balance sheet as they contain terms for redemption of the underlying security that are outside our control We use a binomial lattice option pricing model to value warrants, which requires management to estimate inputs including expected volatility and expected term, and is most significantly impacted by our common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop. The fair value of all warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the statements of operations and comprehensive income (loss). We will continue to re-measure the fair value of the warrant liabilities until exercise or expiration of the related warrant.

Results of Operations

General

To date, we have not generated any net income from operations. As of December 31, 2014, we have an accumulated deficit of $380.8 million, primarily as a result of expenditures for research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees and milestone payments in connection with strategic partnerships, our product candidates are at a mid-level stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability.

Research & Development Expenses

Conducting research and development is central to our business model. For the years ended December 31, 2014 and 2013, research and development expenses were $15.8 million and $4.5 million, respectively. Research and development expenses are detailed in the table below:

	Year Ended December 31,
($ in thousands)	2014	2013
Arhalofenate – Phase 2b Randomized Study	$7,630	$461
Arhalofenate – Febuxostat Combo Study	978	—
Arhalofenate Gout – Drug manufacturing	1,279	—
Arhalofenate Gout – Three Phase 2 Randomized Studies	(90)	640
MBX-8025	1,766	—
Other Projects	61	68

Total Project Costs	11,624	1,169
Internal Research and Development Costs	4,199	3,356

Total Research and Development	$15,823	$4,525

Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development and initiate additional clinical studies for arhalofenate and MBX-8025. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, rent and other general operating expenses not otherwise included in research and development. For the years ended December 31, 2014 and 2013, general and administrative expenses were $8.2 million and $4.9 million, respectively. We anticipate that in future periods, general and administrative expenses will remain consistent with current expenditure levels, reflecting the fact that we have sufficiently expanded our infrastructure and retained professional and other outside services necessary to support our operations as an emerging growth company under the JOBS Act.

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31,
	2014	2013	Variance
($ in thousands)
Operating expenses:
Research and development	$15,823	$4,525	$11,298
General and administrative	8,185	4,871	3,314

Loss from operations	(24,008)	(9,396)	(14,612)
Interest expense, net	(681)	(812)	131
Other income (expense), net	(7,228)	135	(7,363)

Net loss	$(31,917)	$(10,073)	$(21,844)

Research and development expenses increased $11.3 million, from $4.5 million to $15.8 million for the years ended December 31, 2013 and 2014, respectively. Total project costs increased by $10.5 million for the year ended December 31, 2014, as compared to December 31, 2013, primarily due to ongoing Phase 2b clinical trial activities for arhalofenate. Specifically, substantial costs were incurred for clinical research services performed by our CRO partner to coordinate patient dosing visits at investigator sites, patient sample testing, data collection and analysis, and other clinical trial activities. In addition, toxicology studies and other preclinical activities were initiated in 2014 to support the development of MBX-8025. Internal research and development cost increased by $0.8 million for year ended December 31, 2014, as compared to December 31, 2013, due to increased employee compensation, recruiting and consulting costs incurred to support our expanded research and development activities.

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, rent and other general operating expenses not otherwise included in research and development. General and administrative expenses increased by $3.3 million, from $4.9 million to $8.2 million, for the years ended December 31, 2013 and 2014, respectively, primarily due to higher employee compensation of $1.6 million, professional and consulting fees of $1.4 million, and insurance and other administrative costs of $0.3 million, primarily as a result of becoming a publicly traded company.

Other income (expense), net reflected a loss of $7.2 million for the year ended December 31, 2014, as compared to a gain of $0.1 million for the year ended December 31, 2013, due primarily to the re-measurement of our warrant liabilities at fair value as of December 31, 2014, as compared to the fair value re-measurement of our warrants at December 31, 2013. At each reporting date, we use a binomial lattice option pricing model to value warrants we issued in connection with our 2013 financing. The warrant valuation in 2014 changed primarily due to an increase in the price of our common stock which is one of several inputs to our valuation model. Specifically, the $7.2 million warrant revaluation loss recognized during the year ended December 31, 2014 was due primarily to an increase in the value of our common stock from $5.00 at December 31, 2013, to $9.83 at December 31, 2014. During the year ended December 31, 2013, a warrant revaluation loss of $0.5 million was recorded. The 2013 revaluation loss was not as significant since the warrants were issued on September 30, 2013, and were only outstanding for the three months ended December 31, 2013. During this shortened period binomial model inputs did not change significantly.

Income Taxes

As of December 31, 2014, we had federal net operating loss carryforwards of $181.0 million and state net operating loss carryforwards of $164.6 million to offset future taxable income, if any. In addition, we had federal research and development tax credit carry forwards of $6.7 million and state research and development tax credit carryforwards of $3.2 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2024 through 2034 and the state net operating loss carryforwards will expire beginning in 2015 through 2034 (specifically, $17.3 million of state net operating losses will expire in 2015). The state tax credit will carry forward indefinitely. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2014, we recorded a 100% valuation allowance against our deferred assets of approximately $102.0 million as our management believes it is more likely than not that they will not be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At December 31, 2014, we had cash, cash equivalents and marketable securities of $34.8 million, primarily as a result of the aggregate proceeds received in our 2013 financing and 2014 public offering.

Specifically, on September 30, 2013, we issued common stock and warrants to purchase our common stock and we secured a term loan facility which together enabled us to raise aggregate net proceeds of $28.8 million. On September 30, 2013, all of the shares of our outstanding redeemable convertible preferred stock converted to common stock, and we sold shares of our common stock and warrants to purchase shares of our common stock in a private placement for aggregate gross proceeds of $26.8 million, and raised an additional $5.0 million in venture debt financing pursuant to a $10.0 million loan agreement which we entered into simultaneously with the private placement, resulting in aggregate net proceeds to us of $28.8 million after deducting placement agent fees and offering expenses. At the same time we issued shares of our common stock in cancellation of approximately $16.9 million of debt owed to the holder of that debt and on October 31, 2013, we issued common stock and warrants to purchase our common stock to raise additional net proceeds of $2.2 million. Furthermore, on November 22, 2013, we entered into an agreement with investors to purchase shares of our common stock and warrants to purchase our common stock as part of the private placement for net proceeds of $2.7 million, which sales occurred shortly after our listing of our common stock on the over-the-counter market on January 24, 2014.

On July 28, 2014, we completed a public offering of 4.6 million shares of our common stock at $5.50 per share. Net proceeds to us in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses

Term Loan Facility

The venture debt financing referenced in the 2013 financing was provided to us pursuant to a term loan facility with Silicon Valley Bank and Oxford Finance LLC, collectively referred to as the lenders, for an aggregate amount of $10 million, of which $5 million was made available to us as of September 30, 2013, and the remaining $5 million, referred to as the second tranche, which became available to us on February 24, 2015, when we announced the achievement of positive data and successful completion of all primary endpoints for either the 600 mg or 800 mg dose of arhalofenate in our planned Phase 2b study (the “second draw milestone”). The second tranche shall be available to us until the earlier of June 30, 2015, or the occurrence and continuation of an event of default (as described in the term loan facility). Each tranche matures 48 months following the funding date of such tranche. The proceeds of the term loan facility may be used for general corporate purposes.

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

We are permitted to make voluntary prepayments of the term loans with a prepayment fee equal to 3% of the term loans prepaid. On each tranche, we are required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of the outstanding principal of the outstanding term loans of each tranche. After the 36-month amortization period of each tranche, the remaining balance of such tranche and a final payment equal to 6.50% of the original principal amount of the applicable tranche are payable on the maturity date of such tranche. We are required to make mandatory prepayments of the outstanding term loans upon the acceleration by the lenders of such loans following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any other obligations (each as defined or described under the term loan facility) that are due and payable at the time of the prepayment.

Our obligations under the term loan facility are secured, subject to customary permitted liens and other agreed upon exceptions, (1) by a first priority pledge of all of the equity interests of each of our direct and indirect subsidiaries, and (2) a perfected first priority interest in all of our tangible and intangible assets, including all of our intellectual property.

The term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. Until the occurrence of the second draw milestone, the term loan facility contains financial covenants that require us to maintain a certain cash liquidity. The term loan facility also contains performance covenants that require that by no later than April 30, 2015, the lenders must have received evidence of the occurrence of the second draw milestone; provided that our failure to comply with the performance covenant shall not be an event of default under the term loan facility so long as we deposit an amount equal to 100% of the aggregate outstanding term loans in a segregated, blocked deposit account at Silicon Valley Bank.

The term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, cross-defaults on our or any our subsidiary’s material indebtedness, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of December 31, 2014, we were in compliance with the terms of the term loan covenants and there were no identified events of default.

Shelf Registration and At-the-Market Facility

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC and also entered into an at-the-market facility to sell up to $25 million of common stock under the registration statement. In January and February 2015, we sold additional shares of our common stock under this facility for net proceeds to us of $4.3 million.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below:

	Year Ended December 31,
	2014	2013
Net cash used in operating activities	$(21,114)	$(8,458)
Net cash used in investing activities	(16,938)	(6,231)
Net cash provided by financing activities	25,237	31,364

Net (decrease) increase in cash and cash equivalents	$(12,815)	$16,675

Operating Activities: Cash used in operating activities for the years ended December 31, 2014, and December 31, 2013, was $21.1 million and $8.5 million, respectively. The increase of $12.6 million in cash used in operating activities is due primarily to our incurrence of research and development expenses as a result of our expanded clinical trial and drug development activities, and increased general and administrative expenses as a result of becoming a publicly traded company.

Investing Activities: Net cash used in investing activities was $16.9 million for the year ended December 31, 2014 and $6.2 million for the year ended December 31, 2013, and was primarily due to the purchase of marketable securities as we sought to invest funds raised in our equity and debt financings.

Financing Activities: Net cash provided by financing activities was $25.2 million in the year ended December 31, 2014, primarily due to $25.4 million of proceeds received from the sale of equity securities, offset by $0.2 million in principal repayments on our venture debt facility. Net cash provided by financing activities was $31.4 million in the year ended December 31, 2013, primarily due to $26.5 million of proceeds received from the sale of equity securities, and $4.9 million from the receipt of funds under our venture debt facility.

Capital Requirements

We have incurred operating losses since inception and had an accumulated deficit of $380.8 million at December 31, 2014. Management expects operating losses and negative cash flows to continue for the foreseeable future. As of December 31, 2014, we had $34.8 million in cash and cash equivalents and marketable securities, which is available to fund future operations. Taking into account the repayment of our outstanding debt classified within current liabilities on our balance sheet as of December 31, 2014, we anticipate that we will be required to seek additional equity or debt financing and/or non-dilutive funding from potential licensing deals to fund our operations through December 31, 2015. If we are unable to obtain additional funding during 2015, we will delay one or more of our planned development programs commencing early in the second half of 2015. Consistent with the actions we have taken in the past, we will prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of our assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, additional curtailment of our development activities and other discretionary expenditures that are within our control. These reductions in expenditures, if required, may have an adverse impact on our ability to achieve certain planned objectives during 2015. In addition to seeking equity or debt financing, we may seek to access additional capital to support future operations through licensing, partnering or other strategic collaborative arrangements. It is unclear if or when any such transactions will occur, on satisfactory terms or at all.

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2014:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years
Contractual Obligations
Operating lease obligations	875	209	666	—
Facility term loan, including interest	5,711	1,901	3,810	—

Contractual Commitments	$6,586	$2,110	$4,476	$—

This compares to $7.6 million in long-term contractual obligations as of December 31, 2013.

In addition, we rely on contract research organizations and other research support providers to perform clinical and preclinical studies for us and we contract with firms to supply our drug compounds for use in our development activities. As of December 31, 2014, under the terms of our agreements with these organizations, we are obligated to make future payments as services are provided of approximately $6.0 million through 2016. These agreements are terminable by us upon written notice. Generally, we are only liable for actual effort expended or cost incurred by the organizations at any point in time during the contract period through the notice period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The disclosure required in this Item 8 is included in Item 15, which information is incorporated by reference here.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In the second half of 2014, we developed and implemented a remediation plan for this material weakness which includes, among other things, a secondary independent review of the warrant input values in the valuation report, a secondary independent review of our warrant liability reconciliation, and an enhanced warrant variance analysis to complement our review of our financial statements in an effort to detect and address timely warrant valuation related variance anomalies.

Following the remediation of our material weakness as noted above, we have concluded that the financial statements and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors

Reference is made to the information regarding executive officers appearing under the heading “Business — Executive Officers of Registrant” in Part I Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference. Reference is made to the information regarding our directors and nominees for director appearing under the heading “Proposal 1 — Election of Directors” to be included in our proxy statement for our 2015 annual meeting of stockholders, or 2015 Proxy Statement, which information is hereby incorporated by reference.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors to be included under the headings “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors— Audit Committee” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors to be included under the heading “Information Regarding the Board of Directors and Corporate Governance” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2015 Proxy Statement, which information is hereby incorporated by reference. A copy of our code of business conduct and ethics can be found on our website, http://ir.cymabay.com/governance-docs . The contents of our website are not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Reference is made to the information to be included under the heading “Executive Compensation” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by this item will be set forth in our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

Information concerning our equity compensation plans will be set forth in our 2015 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans — Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2015 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2015 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements

2. Financial Statement Schedules

Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

(b). List of Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference.

CymaBay Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CymaBay Therapeutics Inc.

We have audited the accompanying balance sheets of CymaBay Therapeutics Inc. as of December 31, 2014 and 2013, and the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CymaBay Therapeutics Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 23, 2015

CymaBay Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$11,586	$24,401
Marketable securities	23,209	6,843
Contract receivables	211	110
Accrued interest receivable	136	68
Prepaid expenses	1,991	364
Other current assets	96	453

Total current assets	37,229	32,239
Property and equipment, net	86	3
Other assets	159	258

Total assets	$37,474	$32,500

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,085	$697
Accrued liabilities	3,388	2,251
Warrant liability	13,596	6,466
Facility loan	1,355	38
Accrued interest payable	35	36

Total current liabilities	20,459	9,488
Facility loan, less current portion	3,152	4,407
Other liabilites	13	9

Total liabilities	23,624	13,904
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized;14,696,108 and 9,455,064 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	394,622	367,435
Accumulated other comprehensive (loss) income	(14)	2
Accumulated deficit	(380,759)	(348,842)

Total stockholders’ equity	13,850	18,596

Total liabilities and stockholders’ equity	$37,474	$32,500

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In Thousands, except share and per share information)

	Year Ended December 31,
	2014	2013
Operating expenses:
Research and development	$15,823	$4,525
General and administrative	8,185	4,871

Total operating expenses	24,008	9,396

Loss from operations	(24,008)	(9,396)
Other income (expense):
Interest income	74	10
Interest expense	(755)	(822)
Other income (expense), net	(7,228)	135

Net loss	$(31,917)	$(10,073)

Net (loss) income attributable to common stockholders	$(31,917)	$243,994

Net loss	(31,917)	(10,073)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(16)	2

Other comprehensive loss	(16)	2

Comprehensive loss	$(31,933)	$(10,071)

Basic net (loss) income per common share	$(2.65)	$103.52

Diluted net loss per common share	$(2.65)	$(3.54)

Weighted average common shares outstanding used to calculate basic net loss per common share	12,048,985	2,357,036

Weighted average common shares outstanding used to calculate diluted net loss per common share	12,048,985	2,845,609

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In Thousands, except share and per share information)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2012	661,059	$318,697	5,792	$—	$913	$—	$(329,480)	$(328,567)
Issuance of common stock upon exercise of options	—	—	78	—	—	—	—	—
Non-employee stock-based compensation expense	—	—	—	—	17	—	—	17
Employee and director stock-based compensation expense	—	—	—	—	866	—	—	866
Accretion to redemption value of redeemable convertible preferred stock	—	9,289	—	—	—	—	(9,289)	(9,289)
Repurchase of convertible preferred stock	(39,606)	(8,250)	—	—	8,247	—	—	8,247
Conversion of preferred stock to common stock	(621,453)	(319,736)	2,793,281	—	319,736	—	—	319,736
Issuance of common stock, net of $5,356 issuance costs	—	—	6,030,969	1	20,711	—	—	20,712
Extinguishment of debt through issuance of common stock	—	—	624,944	—	16,945	—	—	16,945
Net loss	—	—	—	—		—	(10,073)	(10,073)
Net unrealized gain on marketable securities	—	—	—	—	—	2	—	2

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2013	—	$—	9,455,064	$1	$367,435	$2	$(348,842)	$18,596
Issuance of common stock upon exercise of warrants	—	—	36,613	—	595	—	—	595
Issuance of common stock upon exercise of employee stock options	—	—	431	—	4	—	—	4
Non-employee stock-based compensation expense	—	—	—	—	8	—	—	8
Employee and director stock-based compensation expense	—	—	—	—	1,173	—	—	1,173
Conversion of incentive award from liability to equity accounting	—	—	—	—	121	—	—	121
Issuance of common stock, net of $3,034 issuance costs	—	—	5,204,000	—	25,286	—	—	25,286
Net loss			—	—	—	—	(31,917)	(31,917)
Net unrealized loss on marketable securities	—	—	—	—	—	(16)	—	(16)

Balances as of December 31, 2014	—	$—	14,696,108	$1	$394,622	$(14)	$(380,759)	$13,850

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2014	2013
Operating activities
Net loss	$(31,917)	$(10,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	55
Amortization of notes payable conversion option	—	10
Non-employee stock-based compensation expense	8	17
Employee and director stock-based compensation expense	1,284	875
Amortization of premium on marketable securities	453	48
Non-cash interest associated with debt discount accretion	198	47
Change in fair value of warrant liability	7,236	494
Loss (gain) on sale of property and equipment	2	(632)
Changes in assets and liabilities:
Contract receivables	(101)	(2)
Accrued interest receivable	(68)	(59)
Prepaid expenses	(1,627)	(217)
Other assets	3	(216)
Accounts payable	1,388	40
Accrued liabilities	1,889	499
Accrued interest payable	107	692
Other liabilities	13	(36)

Net cash used in operating activities	(21,114)	(8,458)

Investing activities
Purchases of property and equipment	(103)	—
Proceeds from sale of property and equipment	—	658
Purchases of marketable securities	(27,334)	(6,933)
Proceeds from sales and maturities of marketable securities	10,499	44

Net cash used in investing activities	(16,938)	(6,231)

Financing activities
Proceeds from facility loan	—	4,853
Repayment of facility loan principal	(244)	—
Proceeds from issuance of common stock and warrants, net of issuance costs	25,430	26,514
Repurchase of preferred stock	—	(3)
Proceeds from issuance of common stock upon exercise of warrants	46	—
Proceeds from issuance of common stock upon exercise of employee stock options	5	—

Net cash provided by financing activities	25,237	31,364
Net (decrease) increase in cash and cash equivalents	(12,815)	16,675
Cash and cash equivalents at beginning of period	24,401	7,726

Cash and cash equivalents at end of period	$11,586	$24,401

Supplemental disclosure of cash flow information
Cash paid for interest	$435	$74
Financing costs in accrued expenses	—	309
Issuance of common stock warrants to lenders	443	479
Fair value of forward contract	—	453
Issuance of common stock warrants to common stockholders	—	5,493
Conversion of preferred shares into common stock	—	323,155
Issuance of common stock for debt extinguishment	—	16,945
Issuance of common stock upon warrant exercises	549	—
Noncash issuance costs incurred in common stock financing	453	—
Reclassification of incentive awards to equity	121	—

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the “Company”) is focused on developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. Arhalofenate, the Company’s lead product candidate, is being developed for the treatment of gout. Arhalofenate has successfully completed five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form as a result of elevated sUA levels. The Company believes the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what the Company believes could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,000 patients exposed to date. The Company is currently planning to hold an end of phase 2 meeting with the FDA in the second half of 2015 to review the results of its completed studies and to discuss the design of a phase 3 program for arhalofenate. Our second product candidate, MBX-8025, demonstrated favorable effects on cholesterol, triglycerides and markers of liver health in a Phase 2 clinical trial in patients with mixed dyslipidemia. The Company is planning to purse development of MBX-8025 in a number of orphan diseases in which these attributes could be beneficial, such as homozygous familial hypercholestorolemia (HoFH), primary biliary cirrhosis (PBC) and severe hypertriglyceridemia (SHTG). The Company also believes that MBX-8025 could have utility in the treatment of the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH). The Company plans to initiate one or more pilot or proof-of-concept studies for MBX-8025, beginning with HoFH, in the first half of 2015.

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

Liquidity

The accompanying financial statements for the years ended December 31, 2014 and 2013, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company has incurred net losses from operations since its inception and has an accumulated deficit of $380.8 million as of December 31, 2014. The Company recorded net losses of $31.9 million and $10.1 million for the years ended December 31, 2014 and 2013, respectively. The Company also recorded negative cash flows from operating activities during 2014 and 2013 of $21.1 million and $8.5 million, respectively. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any product sales. Management expects operating losses to continue for the next several years. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict the extent of any future losses or whether or when we will become profitable, if at all. Our research and development expenditures and general and administrative expenses have exceeded our revenues for each year, and we expect to spend significant additional amounts to fund the continued development of our candidates. As a result, we expect to continue to incur substantial operating expenses, and, consequently, we will need to generate significant additional revenues to achieve future profitability.

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

In 2013, in order to address immediate capital requirements, the Company entered into a series of financing transactions. Specifically, on September 30, 2013, all of the shares of the Company’s outstanding redeemable convertible preferred stock converted to common stock and the Company issued shares of common stock and warrants to purchase shares of common stock in a private placement for gross proceeds of $26.8 million. The Company raised an additional $5.0 million in venture debt financing pursuant to a $10.0 million loan agreement, resulting in aggregate net proceeds to CymaBay of $28.8 million after deducting placement agent fees and offering expenses. Also on September 30, 2013, the Company issued shares of common stock in cancellation of approximately $16.9 million of debt owed to the lender. On October 31, 2013, the Company sold additional shares of common stock and warrants to purchase shares of common stock, which sales are also part of the private placement, for net proceeds to CymaBay of $2.2 million after deducting placement agent fees and estimated offering expenses. Further, on November 22, 2013, the Company entered into an agreement with investors to purchase shares of common stock and warrants to purchase shares of common stock as part of the private placement for net proceeds of $2.7 million, which sales occurred shortly after the listing of the Company’s common stock on the over-the-counter market on January 24, 2014. Collectively, the private placement, the venture debt financing and the issuance of our common stock in cancellation of the $16.9 million of debt is referred to as the 2013 financing. Furthermore, on July 25, 2014, the Company completed a public offering of 4.6 million shares of our common stock at $5.50 per share which the Company refers to as the 2014 public offering. Net proceeds to the Company in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

The Company has incurred operating losses since its inception and had an accumulated deficit of $380.8 million at December 31, 2014. Management expects operating losses and negative cash flows to continue for the foreseeable future. As of December 31, 2014, the Company had $34.8 million in cash and cash equivalents and marketable securities, which is available to fund future operations. Taking into account the repayment of its outstanding debt classified within current liabilities on the Company’s Balance Sheet as of December 31, 2014, the Company anticipates that it will be required to seek additional equity or debt financing and/or non-dilutive funding from potential licensing deals to fund its operations through December 31, 2015. If the Company is unable to obtain additional funding during 2015, the Company will delay one or more of its planned development programs commencing early in the second half of 2015. Consistent with the actions the Company has taken in the past, it will prioritize necessary and appropriate steps to enable the continued operations of the business and preservation of the value of its assets beyond the next twelve months, including but not limited to actions such as reduced personnel-related costs, additional curtailment of the Company’s development activities and other discretionary expenditures that are within the Company’s control. These reductions in expenditures, if required, may have an adverse impact on the Company’s ability to achieve certain planned objectives during 2015. In addition to seeking equity or debt financing, the Company may seek to access additional capital to support future operations through licensing, partnering or other strategic collaborative arrangements. It is unclear if or when any such transactions will occur, on satisfactory terms or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires management to make informed estimates and assumptions that impact the amounts and disclosures reported in the financial statements and accompanying notes. Accounting estimates and assumptions are inherently uncertain. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates and assumptions. The Company believes significant judgment is involved in determining and in estimating the valuation of stock-based compensation, accrued clinical trial expenses, and equity instrument valuations. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term marketable securities, accounts payable, accrued expenses, warrant liabilities, and forward contracts. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

Level 2—Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3—Inputs that are unobservable for the asset or liability.

The following table presents the fair value of the Company’s financial assets and liabilities using the above input categories (in thousands):

(In thousands)	As of December 31, 2014
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$9,941	$—	$—	$9,941
Corporate debt and asset backed securities	—	23,209	—	23,209

Total assets measured at fair value	$9,941	$23,209	$—	$33,150

Warrant liability	$—	$—	$13,596	$13,596

Total liabilities measured at fair value	$—	$—	$13,596	$13,596

	As of December 31, 2013
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$21,097	$—	$—	$21,097
Corporate debt and asset backed securities	—	6,843	—	6,843

Total assets measured at fair value	$21,097	$6,843	$—	$27,940

Forward contract	$—	$—	$453	$453
Warrant liability	—	—	6,466	6,466

Total liabilities measured at fair value	$—	$—	$6,919	$6,919

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

As of December 31, 2014 and 2013, the Company held a Level 3 liability associated with warrants, issued in connection with the Company’s equity offerings, completed in September and October 2013 as well as January 2014. The warrants are considered liabilities and are valued using a binomial option-pricing model, the significant unobservable inputs for which include exercise price of the warrants, market price of the underlying common shares, expected term, expected volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the warrants. As of December 31, 2013, the Company also held a Level 3 liability associated with a forward contract which arose in connection with the Company’s November 22, 2013 execution of an equity purchase agreement with certain investors. The agreement required the Company to issue a fixed number of shares of common stock and warrants to purchase common stock at a predetermined price of $3.0 million provided the Company completes the listing of its common stock on a public stock exchange. The forward contract’s fair value was determined upon execution as the difference between the present value of the equity proceeds to be received under the agreement less the fair value of the underlying securities. The forward contract liability was recorded in the balance sheet as a component of accrued liabilities and was revalued at each reporting period until contract settlement, which occurred on January 29, 2014. The fair value of the underlying common stock and warrants were valued using an option-pricing model, the inputs of which are similar to those used in the valuation of the Company’s liability classified warrants. Changes to any of the inputs to the option-pricing models used by the Company can have a significant impact to the estimated fair value of the warrants and forward contract liabilities.

The following table sets forth a summary of the changes in the fair value of our Level 3 financial instruments (in thousands):

	Warrant Liability	Forward Contract
Balance as of December 31, 2013	$6,466	$453
Issuance of financial instrument	443	—
Change in fair value	7,236	(10)
Settlement of financial instrument	(549)	(443)

Balance as of December 31, 2014	$13,596	$—

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

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of December 31, 2014 and 2013, cash restricted under these arrangements was $100,000 and $155,000, respectively. These amounts are presented in other assets on the accompanying balance sheets.

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

Contract Receivables

Contract receivables consist of amounts due from a collaboration partner for certain reimbursable patent costs. Such expense reimbursements are presented as a reduction to general and administrative expense in the Company’s Statements of Operations and Comprehensive Loss.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized if the estimated undiscounted future cash flow expected to result from the use and eventual disposition of an asset is less than the carrying amount. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets. Accordingly, the Company has not recognized any impairment losses as of December 31, 2014 and 2013.

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

The expenses related to clinical trials are based upon estimates of the services received and efforts expended pursuant to contracts with research institutions and clinical research organizations (CROs) that conduct and manage clinical trials on behalf of the Company. The Company’s objective is to reflect the appropriate trial expenses in its financial statements by matching those expenses with the period in which services and efforts are incurred. Expenses related to clinical trials are accrued based upon the level of activity incurred under each contract as indicated by such factors as progress made against specified milestones or targets in each period, patient enrollment levels, and other trial activities as reported by CROs. Accordingly, the Company’s clinical trial accrual is dependent upon the timely and accurate reporting of expenses by clinical research organizations and other third-party vendors. Payments made to third parties under these clinical trial arrangements in advance of the receipt of the related services are recorded as prepaid assets, depending on the terms of the agreement, until the services are rendered. We base our estimates on the best information available at the time. However, additional information may become available to us which may allow us to make a more accurate estimate in future periods. In this event, we may be required to record adjustments to research and development expenses in future periods when the actual level of activity becomes more certain. Such increases or decreases in cost are generally considered to be changes in estimates and will be reflected in research and development expenses in the period first identified.

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

Common Stock Warrants

The Company’s outstanding common stock warrants issued in connection with the 2013 financing are classified as liabilities in the accompanying balance sheets as they contain provisions that could require the Company to settle the warrants in cash. The warrants were recorded at fair value using either the Black-Scholes option pricing model, or a probability weighted expected return model or a binomial model, depending on the characteristics of the warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations and comprehensive loss.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that all or part of a deferred tax asset will not be realized. When we establish or reduce the valuation allowance related to the deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made.

The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination based on the technical merits of the position.

The Company records interest related to income taxes, if any, as interest, and any penalties would be recorded as other expense in the statements of operations and comprehensive loss. There was no interest or penalties related to income taxes recorded during the years ended December 31, 2014 and 2013.

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

Diluted net loss per share of common stock is calculated using the more dilutive of the two approaches: one, “as-converted” method, under which the weighted average number of common stock shares outstanding during the period is adjusted to include the assumed conversion of redeemable convertible preferred stock at the beginning of the period, and the other, the “two-class” method as described above. Under either approach, the weighted average number of shares outstanding is also adjusted to include the assumed exercises of stock options and warrants, if dilutive. For periods in which the Company has basic net loss per share of common stock, such as for the year ended December 31, 2014, diluted net loss per share is the same as basic, as any adjustments would have been anti-dilutive. For the year ending December 31, 2013, the Company’s diluted net loss per common share was calculated using the “as-converted” method, as it resulted in a net loss per share of common stock and accordingly, was more dilutive than the “two-class” method.

In all periods presented, the Company’s outstanding stock options and warrants were excluded from the calculation of earnings (loss) per share because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2014	2013
Basic:
Numerator:
Net loss	$(31,917)	$(10,073)
Accretion to redemption value of redeemable convertible preferred stock	—	(9,289)
Reduction in redeemable convertible preferred stock distribution entitlement upon extinguishment	—	313,933
Amounts allocated to participating redeemable convertible preferred stock	—	(50,577)

Net (loss) income allocated to common stock—basic	$(31,917)	$243,994

Denominator:
Weighted average number of common stock shares outstanding—basic	12,048,985	2,357,036

Net (loss) income per share-basic:	$(2.65)	$103.52

Diluted:
Numerator:
Net (loss) income allocated to common stock	$(31,917)	$243,994
Adjustments from assumed conversion of redeemable convertible preferred stock	—	(254,067)

Net loss allocated to common stock—diluted	$(31,917)	$(10,073)

Denominator:
Weighted average number of common stock shares outstanding	12,048,985	2,357,036
Weighted average number of preferred stock shares outstanding	—	488,573

Total common stock equivalent shares	12,048,985	2,845,609
Net loss per share—diluted	$(2.65)	$(3.54)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Year Ended December 31,
	2014	2013
Warrants for common stock	1,768	1,743
Common stock options	991	577
Incentive awards	247	—

	3,006	2,320

3. Marketable Securities

Marketable available-for-sale securities as of December 31, 2014 and 2013 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014:
Corporate debt securities	$19,706	$1	$(14)	$19,693
Asset-backed securities	3,516	—	—	3,516

	$23,222	$1	$(14)	$23,209

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013:
Corporate debt securities	$6,355	$3	$(2)	$6,356
Asset-backed securities	486	1	—	487

	$6,841	$4	$(2)	$6,843

As of December 31, 2014 and 2013, the Company’s corporate debt marketable securities had contractual maturities of less than one year and asset-backed securities had contractual maturities between 2-5 years. Realized gains and losses were immaterial for the years ended December 31, 2014 and 2013. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2014 and 2013.

4. Certain Balance Sheet Items

Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Office and computer equipment	$176	$556
Purchased software	46	166
Furniture and fixtures	33	42
Leasehold improvements	66	2,534

Total	321	3,298
Less accumulated depreciation and amortization	(235)	(3,295)

Property and equipment, net	$86	$3

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accrued compensation	$1,504	$518
Accrued pre-clinical and clinical trial expenses	1,732	418
Accrued professional fees	73	782
Forward contract	—	453
Other accruals	79	80

Total accrued liabilities	$3,388	$2,251

5. Collaboration and License Agreements

In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to MBX-8025 and certain other PPARd compounds (the “PPARd Products”) with Janssen Pharmaceutical NV, with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, the Company has full control and responsibility over the research, development and registration of any PPARd Products and is required to use diligent efforts to conduct all such activities. Janssen has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen has a right of first negotiation under the agreement to license a particular PPARd Product from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen is entitled to receive up to an 8% royalty on net sales of PPARd Products. No payments were made and no royalties were received under this agreement during the years ended December 31, 2014 and 2013.

In June 2010, the Company entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), a subsidiary of Johnson and Johnson, to further develop and discover undisclosed metabolic disease target agonists for the treatment of T2DM and other disorders and received a one-time nonrefundable technology access fee related to the agreements. The Company is also eligible to receive up to $228 million in contingent payments if certain development and commercial events are achieved as well as royalties on worldwide net sales of products. No such payments have been made to date. Under the terms of the agreements, Janssen has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease targets and is required to use diligent efforts to conduct all such activities.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. Pursuant to the license agreement, all of the Company’s patents and patent applications related to arhalofenate, its use, and production are jointly owned with DiaTex. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on any sales of products containing arhalofenate. No development payments were made in the years ended December 31, 2014 and 2013 and no royalties have been paid to date.

6. Debt

JJDC Convertible Note

On June 20, 2006 the Company entered into an equity and loan facility with the Johnson and Johnson Development Corporation (“JJDC”) pursuant to which the Company could draw down up to an aggregate of $30 million in loans in the form of convertible preferred stock promissory notes. In March and September 2008, the Company issued notes in the aggregate amount of $3.5 million and $10.5 million, respectively. The notes were due on March 17 and September 17, 2011, including interest that accrued at 7.57% per annum. In December 2010, the aggregate principal amount and all accrued interest under the notes issued in March and September 2008 were converted into the Company’s Series E-3 convertible preferred stock (Series E-3 Preferred) at 232.93 per share.

In February and July 2009, the Company issued notes in the aggregate amount of $7.0 million and $6.7 million, respectively, in accordance with the terms of the equity and loan facility with JJDC. The notes were due in February 2012 and July 2012, including interest that accrued at 4.42% per annum and 4.960% per annum, respectively. In January 2012, the Company amended the maturity dates of the outstanding $7.0 million and $6.7 million convertible promissory notes to extend the maturity date to March 1, 2013, and interest rates were increased to 4.919% and 5.46% per annum, respectively. In addition, the conversion price of the notes to convert into shares of the Company’s Series C-1 Preferred Stock was decreased from $438.84 per share to $292.56 per share. All of these notes were further amended in March 2013, to extend the maturity date on the notes to August 1, 2013, and to make the notes subordinate to repayment of the Company’s severance obligations to all employees until January 1, 2014. On July 31, 2013, the maturity date was extended to December 31, 2013. For the year ended December 31, 2013, the Company recognized $0.6 million of interest expense related to the convertible promissory notes. On September 30, 2013, the outstanding principal and accrued interest of $16.9 million under the equity and loan facility with JJDC was extinguished in exchange for the issuance of 624,944 shares of common stock as an integral part of the 2013 finance restructuring.

Facility Loan

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the 2013 financing and bears interest at a rate equal 8.75% per annum. The second tranche of $5.0 million became available to the Company upon its February 24, 2015 announcement of the achievement of positive Phase 2b data (the second draw milestone) and shall remain available to the Company until June 30, 2015. Loans under the second tranche will bear interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum.

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

Future principal payments due under the loan facility are as follows (in thousands):

Principal Payments
Year ending December 31:
2015	$1,546
2016	1,687
2017	1,522

Total future principal payments due under loan agreement	$4,755

During the loan term, the term loan facility provides that the Company must maintain compliance with one of two financial covenants at all times: (1) maintain 1.3 times cash to outstanding debt or (2) maintain sufficient cash on hand to support eight months of operations based on a trailing average monthly cash burn. The term loan facility also contains a series of performance covenants however failure to comply with these performance covenants shall not be an event of default under the term loan facility so long as the Company deposits an amount equal to 100% of the aggregate outstanding term loans in a segregated, blocked deposit account at Silicon Valley Bank. As of December 31, 2014, the Company was in compliance with its loan covenants.

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

The Company was required to pay a facility fee of 1.00% on the term loan facility commitment. In addition, at the time of the facility loan drawdown, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share. As a result of this a warrant liability of $0.5 million was recorded in the accompanying balance sheet as of September 30, 2013. The facility fee, the warrant value on its issuance date, and other debt issuance costs were reflected as a debt discount and are being amortized to interest expense over the term of the outstanding loan using the effective interest rate method. The liability classified warrants must be remeasured at fair value on each reporting date and changes in fair value are recorded as other income, net in the accompanying statement of operations and comprehensive loss.

7. Commitments and Contingencies

Operating Lease Commitments

For the year ended December 31, 2013, the Company leased office and laboratory space in a single building in Hayward, California. The facility lease, as amended on July 15, 2010, had a term of four years, unless terminated earlier by the Company, and expired on April 30, 2014. Rent expense was $0.4 million and $0.5 million for the years ended December 31, 2014 and 2013. On November 8, 2013, the Company entered into a new lease commencing January 16, 2014, and expiring on December 31, 2018, for 8,894 square feet of office space in Newark, California.

Future minimum lease payments under operating lease commitments are as follows (in thousands):

Lease Payments
Year ending December 31:
2015	$209
2016	216
2017	222
2018	228

Total future minimum payments	$875

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

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2014 and 2013. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Redeemable Convertible Preferred Stock

Upon the closing of the 2013 financing on September 30, 2013, all the outstanding shares of the Company’s redeemable convertible preferred stock were converted into 2,793,281 shares of common stock, and the related carrying value of $320.0 million was reclassified to additional paid-in capital. As of December 31, 2014 and 2013, no shares of redeemable convertible preferred stock were issued or outstanding.

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

In December 2010, the Company issued 71,543 shares of Series E-3 Preferred upon conversion of the JJDC convertible notes that were due in 2011.

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

Prior to the conversion of the Preferred Stock in connection with the 2013 financing, no dividends were declared and the aggregate cumulative dividends as of September 30, 2013, were $3.4 million ($47.28 per share), $1.9 million ($48.14 per share), $15.9 million ($116.00 per share), $5.6 million ($201.83 per share), $63.1 million ($168.96 per share), and $2.3 million ($183.64 per share) for Series E-3 Preferred, Series E-1 Preferred, Series D-1 Preferred, Series C-1 Preferred, Series B-1 Preferred, and Series A-1 Preferred, respectively. The aggregate cumulative dividends as of December 31, 2012, were $2.7 million ($38.04 per share), 1.5 million ($38.90 per share), $14.6 million ($106.75 per share), $5.1 million ($187.32 per share), $59.6 million ($159.72 per share), and $2.2 million ($174.40 per share) for Series E-3 Preferred, Series E-1 Preferred, Series D-1 Preferred, Series C-1 Preferred, Series B-1 Preferred, and Series A-1 Preferred, respectively.

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

9. Common Stock

The Company was authorized to issue 100,000,000 shares of common stock as of December 31, 2014 and 2013, respectively.

Common Stock Issuances

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

On July 25, 2014, the Company completed a public offering of 4,600,000 shares of common stock at $5.50 per share, which the Company refers to as the 2014 public offering. Net proceeds to the Company in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC and also entered into an at-the-market facility (ATM) to sell up to $25 million of common stock under the registration statement. As of December 31, 2014, no shares of common stock had been sold under this facility.

Common Stock Warrants

In connection with 2013 financing and the Company’s private placement of common stock and warrants, in September 2013, October 2013 and January 2014, the Company issued five-year warrants to purchase 1,741,788 shares of CymaBay’s common stock at an exercise price of $5.75 per share which the Company refers to here as the 2013 financing warrants. The Company also issued five-year warrants to purchase 121,739 shares of CymaBay’s common stock to its lenders at an exercise price of $5.00 per share. The 2013 financing warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, the Company is required to account for the 2013 financing warrants issued in September 2013, October 2013 and January 2014 and the lender warrants as a liability at fair value. In addition, the estimated liability related to these warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants. These warrants were recorded at fair value upon issuance and were revalued at fair value as of December 31, 2014 and 2013 using a binomial lattice model and the resulting increases in fair value of $7.2 million and $0.5 million were recorded as an increase to the warrant liability and as a loss in other income (expense), net in the Company’s Statement of Operations and Comprehensive Loss.

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

Shares of Common Stock Authorized for Issuance

As of December 31, 2014 and December 31, 2013, the Company had reserved shares of authorized but unissued common stock as follows:

	December 31, 2014	December 31, 2013
Common stock warrants	1,768,347	1,742,727
Equity incentive plans	1,549,616	577,294

Total reserved shares of common stock	3,317,963	2,320,021

10. Stock Plans and Stock-Based Compensation

Stock Plans

In September 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (“2013 Plan”), under which shares of common stock are reserved for the granting of options, stock bonuses, and restricted stock awards by the Company. These awards may be granted to employees, members of the Board of Directors, and consultants to the Company. The 2013 Plan has a term of ten years and replaced the 2003 Equity Incentive Plan, which had similar terms. The 2013 Plan permits the Company to (i) grant incentive stock options to directors and employees at not less than 100% of the fair value of common stock on the date of grant; (ii) grant nonqualified options to employees, directors, and consultants at not less than 85% of fair value; (iii) award stock bonuses; and (iv) grant rights to acquire restricted stock at not less than 85% of fair value. Options generally vest over a four- or five-year period and have a term of ten years. Options granted to 10% stockholders have a maximum term of five years and require an exercise price equal to at least 110% of the fair value on the date of grant. The exercise price of all options granted to date has been at least equal to the fair value of common stock on the date of grant. The share reserve under the 2013 Plan will automatically increase on January 1st of each year, for a period of not more than ten years, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, unless the Board determines otherwise prior to December 31st of such calendar year. In June 2014, the Company’s stockholders approved a proposal to increase the share reserve by an additional 500,000 shares.

Stock Plan Activity

In December 2013, the Company’s Board of Directors modified the terms of 60,847 stock options held by employees, directors, and scientific advisors. Specifically, the exercise price for such options was reduced to $5, the fair market value of the Company’s common stock on the date of modification, and the term of each option was extended to 10 years from the date of the modification. The Company accounted for this stock option modification by recognizing any unamortized expense related to the original unmodified options as of the modification date over the remaining vesting periods of those awards. The incremental expense resulting from this modification of $0.2 million was also recognized over the remaining vesting period. As substantially all of the modified awards were fully vested on the modification date, the Company recognized $0.2 million of noncash stock-based compensation expense related to this stock option modification in December 2013.

As of December 31, 2014, there were 311,300 shares available for issuance under the 2013 Plan. In accordance with the provisions of the 2013 Plan, the number of shares available for issuance under the plan automatically increased by 734,805 shares on January 1, 2015.

The following table summarizes stock option activity:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price of Options	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2013	577,253	$7.00	9.57	$3
Options granted	445,950	5.44
Options exercised	(431)	4.82
Options forfeited	(13,264)	4.99
Options expired	(18,498)	19.39

Outstanding as of December 31, 2014	991,010	$6.09	8.91	$4,559

Vested and expected to vest as of December 31, 2014	969,087	$6.11	8.90	$4,466

Exercisable as of December 31, 2014	515,908	$6.72	8.79	$2,461

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Term (Years)	Number of Shares
$4.77	10,983	7.07	9,538
$5.00	867,782	8.94	499,625
$5.23	10,000	9.65	—
$6.85	12,000	9.73	—
$7.00	77,000	9.28	—
$7.99	6,500	9.36	—
$30.21	3,290	0.02	3,290
$238.50	3,455	1.73	3,455

	991,010	8.91	515,908

Grant Date Fair Value

The following table presents the weighted-average assumptions the Company used with the Black-Scholes valuation model to derive the grant date fair value-based measurements of employee and director stock options and the resulting estimated weighted-average grant date fair-value-based measurements per share:

	Year Ended December 31,
	2014	2013
Weighted-average assumptions:
Expected term	6 yrs	6 yrs
Expected volatility	90%	92%
Risk-free interest rate	2.02%	1.76%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$4.06	$3.76

Expected Term

The Company does not believe it can currently place reliance on its historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term. Therefore, for stock option grants made during the years ended December 31, 2014 and 2013, the Company has opted to use the simplified method for estimating the expected term which is an average of the contractual term of the options and its ordinary vesting period. The expected term represents the period of time that options are expected to be outstanding.

Expected Volatility

As the Company has limited trading history for its common stock, the expected stock price volatility for the Company’s common stock was estimated by considering the volatility rates of similar publicly traded peer entities within the life sciences industry.

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

Common Stock Fair Value

Prior to the listing of the Company’s common stock on a public exchange in January 2014, the Company’s Board of Directors historically determined the fair value of the Company’s common stock for the purpose of pricing the Company’s equity awards to employees, directors, and consultants. The Company’s Board of Directors, in making such fair value determinations, considered a number of factors, including the price at which Preferred Stock was issued to outside investors in arm’s-length transactions, the rights, preferences, and privileges of the Preferred Stock relative to the common stock, important developments relating to advancement of the Company’s technology and clinical programs, the Company’s stage of development and business strategy, the likelihood of achieving a liquidity event for the shares of common stock, such as an initial public offering or sale of the Company, prevailing market conditions, and the market prices of various publicly held life sciences companies. Additionally, the Board of Directors considered contemporaneous valuations provided by third-party valuation specialists.

Forfeitures

The Company estimates forfeitures at the time of grant and revises these estimates in subsequent periods if actual forfeitures differ from those estimates. Changes in forfeiture estimates impact compensation in the period in which the change occurs.

The total intrinsic value of options exercised was not material for the years ended December 31, 2014 and 2013.

Vested and Unvested Awards

The total fair value of options vested for the years ended December 31, 2014 and 2013, was $1.0 million and $0.9 million, respectively.

As of December 31, 2014, and 2013 the total compensation expense related to unvested employee stock options to be recognized in future periods, excluding estimated forfeitures, was $1.9 million and $1.2 million, respectively. The weighted-average periods over which this compensation expense is expected to be recognized are 3.0 years and 3.9 years as of December 31, 2014 and 2013, respectively.

Incentive Awards

In December 2013, January 2014, and April 2014, as permitted by the 2013 Plan, the Company issued certain incentive awards to directors, employees and a consultant which are subject to 252,752 shares of the Company’s common stock and are exercisable at a weighted average price of $5.21 per share when vested. The Company may determine at its option whether to settle exercised awards in shares of common stock or in cash. Each recipient’s incentive award defines the number of common shares that may be acquired upon exercise provided the Company chooses to settle in shares. For awards settled in cash, the Company must pay the recipient the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price paid by the recipient multiplied by the number of shares the recipient would be entitled to receive had the award been settled in shares of the Company’s common stock.

Pursuant to their terms, the incentive awards will vest 100% on the second anniversary of their grant date and have a term of 10 years, provided, however, as a result of the approval by Company’s shareholders of a

500,000 share increase to the 2013 Plan’s share reserve in June 2014, the incentive awards were automatically modified to vest monthly over four years effective from their grant date.

The incentive award is a stock based compensation arrangement. From the grant date of each award through June 3, 2014, the Company did not have sufficient shares available for issuance to settle the incentive awards in stock. Since during this period settlement in cash was deemed more likely, the Company accounted for these cash settled awards as a liability to be remeasured at fair value at each reporting date until settled. Through June 3, 2014, compensation expense and the related incentive award liability were recognized over the initial two year vesting period of the incentive awards. On June 3, 2014, once sufficient shares became available to settle the incentive awards in stock, this settlement method was deemed more likely and accordingly, the Company began to account for the incentives awards using the equity accounting method. Specifically, on June 3, 2014, the Company revalued the incentive award liability at fair value, adjusted the expense recognition period to reflect the modified vesting term, and reclassified the resulting $121,000 incentive award liability balance to additional paid in capital. Subsequent to June 3, 2014, the Company recognized the fixed equity value of each incentive award over the remainder of its four year vest period.

As of December 31, 2013, the Company revalued its incentive awards using the Black-Scholes option pricing model and applicable valuation inputs on that date and amortized the resulting value over the initial two year vesting period resulting in $9,000 of stock based compensation expense in the year ended December 31, 2013. A corresponding incentive award liability was recorded in other liabilities in the accompanying balance sheet as of December 31, 2013. During 2014, the Company changed its incentive award accounting from the liability to the equity method and made certain adjustments as noted above. As a result, the Company recorded $285,000 of stock based compensation expense in the year ended December 31, 2014 pertaining to its incentive awards. A corresponding equity adjustment was recorded in additional paid in capital in the accompanying balance sheet as of December 31, 2014.

Stock-Based Compensation Expense

Employee and Director Expense

Employee and director stock-based compensation expense recorded was as follows (in thousands):

	Year Ended December 31,
	2014	2013
Research and development	$332	$184
General and administrative	952	691

Total	$1,284	$875

Non-Employee Expense

The Company has issued options to purchase shares of common stock to certain scientific advisors and consultants. The stock options have various exercise prices, a term of ten years, and vest over periods up to sixty months. The Company granted to these advisors and consultants options to purchase 10,000 and 6,833 shares of common stock, in 2014 and 2013, respectively. As of December 31, 2014, options to purchase 13,416 shares of common stock remained unvested, and compensation related to these stock options is subject to periodic adjustment as the shares vest. In 2013, the Company also issued an incentive award for 2,335 shares to a scientific advisor, of which 1,752 shares remained unvested as of December 31, 2014. The Company recorded $8,000 and $17,000 of expense in the years ended December 31, 2014 and 2013, respectively, related to these options and awards.

11. 401(k) Plan

The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. While the Company may elect to match employee contributions, no such matching contributions have been made through December 31, 2014 and 2013.

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

	December 31
	2014	2013
Deferred tax assets:
Federal and state net operating loss carryforwards	$71,153	$60,569
Capitalized research and development	22,314	22,349
Federal and state tax credit carryforwards	7,083	6,600
Other	1,470	1,313

Total deferred tax assets	102,020	90,831
Valuation allowance	(102,020)	(90,831)

Net deferred tax assets	$—	$—

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $11.2 million during the year ended December 31, 2014 and decreased $1.8 million during the year ended December 31, 2013.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	December 31
	2014	2013
Expected income tax benefit at federal statutory tax rate	$(10,851)	$(3,424)
Net operating loss adjustments	(1,703)	4,441
Change in valuation allowance	11,189	(1,757)
State income taxes, net of federal benefit	(783)	583
Permanent items	2,595	555
Research credits	(446)	(396)
Other, net	(1)	(2)

Income tax (benefit) expense	$—	$—

Pursuant to Internal Revenue Code (“IRC”), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company completed an analysis under IRC Sections 382 and 383 through December 21, 2007 and determined that the Company’s net operating losses and research and development credits were subject to limitations due to changes in ownership through December 31, 2007. The net operating loss carryforwards reflected in the deferred tax assets at December 31, 2014 have been adjusted to reflect Section 382 limitations resulting from the ownership change. As the Company was in a net operating loss position for the years 2008-2014, the Company has not performed any additional analysis for IRC Sections 382 and 383 and there is a risk that additional changes in ownership could have occurred since December 31, 2007. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

As of December 31, 2014, we had federal net operating loss carryforwards of $181.0 million and state net operating loss carryforwards of $164.6 million to offset future taxable income, if any. In addition, we had federal research and development tax credit carry forwards of $6.7 million and state research and development tax credit carryforwards of $3.2 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2024 through 2034 and the state net operating loss carryforwards will expire beginning in 2015 through 2034. The state tax credit will carry forward indefinitely.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Total
Balance as of December 31, 2012	$1,747
Increases related to prior year tax positions	65
Increases related to 2013 tax positions	53

Balances as of December 31, 2013	$1,865
Increases related to prior year tax positions	—
Increases related to 2014 tax positions	126

Balances as of December 31, 2014	$1,991

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

The Company files income tax returns in the U.S. federal and California jurisdiction and is not currently under examination by federal, state, or local taxing authorities for any open tax years. The tax years 1998 through 2014 remain open to examination by the major taxing authorities.

13. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $60,000 and $45,000 in the years ended December 31, 2014 and 2013, respectively, in monthly cash retainers.

14. Subsequent Events

In January and February 2015, the Company utilized its $25 million at-the-market facility to complete sales of its common stock for net proceeds of approximately $4.3 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CymaBay Therapeutics, Inc. Registrant

March 23, 2015 Date	/s/ Harold Van Wart Harold Van Wart President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Harold Van Wart Harold Van Wart	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2015

/s/ Sujal Shah Sujal Shah	Chief Financial Officer (Principal Financial and Accounting Officer )	March 23, 2015

/s/ Louis G. Lange Louis G. Lange, M.D., Ph.D.	Director	March 23, 2015

/s/ Carl Goldfischer Carl Goldfischer, M.D.	Director	March 23, 2015

/s/ Hari Kumar Hari Kumar, Ph.D.	Director	March 23, 2015

/s/ Edward E. Penhoet Edward E. Penhoet, Ph.D.	Director	March 23, 2015

/s/ Kurt von Emster Kurt von Emster, CFA	Director	March 23, 2015

Robert J. Wills, Ph.D.	Director	March 23, 2015

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement. (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.3	Form of 2013 Financing Warrant. (Filed with the SEC as Exhibit 4.3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.1*	2003 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.2*	Form of 2003 Equity Incentive Plan Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.3*	Form of 2003 Equity Incentive Plan Early Exercise Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.4	Form of CymaBay Indemnity Agreement. (Filed with the SEC as Exhibit 10.4 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.5	Loan and Security Agreement, dated September 30, 2013, by and among CymaBay Therapeutics, Inc., Silicon Valley Bank and Oxford Finance LLC. (Filed with the SEC as Exhibit 10.5 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.6#	Development and Clinical Manufacture Agreement, dated June 5, 2012, between Metabolex, Inc. and Patheon Inc. (Filed with the SEC as Exhibit 10.14 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.7#	Standard Development Agreement, dated October 31, 2006, between Metabolex, Inc. and Metrics, Inc. (Filed with the SEC as Exhibit 10.15 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.8#	License and Development Agreement, dated June 30, 1998, between Metabolex, Inc. and DiaTex, Inc. (Filed with the SEC as Exhibit 10.16 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.9#	First Amendment to License and Development Agreement, dated April 15, 1999, between Metabolex, Inc. and DiaTex, Inc. (Filed with the SEC as Exhibit 10.17 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

Exhibit No.	Description of Document

10.10#	Development and Clinical Manufacture Agreement, dated April 30, 2012, between Metabolex, Inc. and Siegfried AG. (Filed with the SEC as Exhibit 10.18 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.11*	2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 6, 2014, SEC File No. 000-55021.)

10.12*	Form of Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.26 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.13*	Form of Incentive Award Grant Notice under the 2013 Equity Incentive Plan (Filed with the SEC as Exhibit 10.22 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.14	Lease, dated November 8, 2013, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, L.P. (Filed with the SEC as Exhibit 10.27 to our Form 10-Q, filed with the SEC on November 25, 2013, SEC File No. 000-55021.)

10.15*	Offer Letter, dated December 6, 2013, between CymaBay Therapeutics, Inc. and Sujal Shah. (Filed with the SEC as Exhibit 10.24 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.16*	Amendment to Offer Letter, dated November 21, 2013, between CymaBay Therapeutics, Inc. and Harold Van Wart. (Filed with the SEC as Exhibit 10.25 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.17*	Amendment to Offer Letter, dated November 21, 2013, between CymaBay Therapeutics, Inc. and Charles A. McWherter. (Filed with the SEC as Exhibit 10.26 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.18*	Offer Letter, dated February 28, 2014, between CymaBay Therapeutics, Inc. and Pol Boudes. (Filed with the SEC as Exhibit 10.27 to our Form S-1, filed with the SEC on April 8, 2014, SEC File No. 333-195127.)

10.19#	Master Services Agreement, dated February 17, 2014, between CymaBay Therapeutics, Inc. and INC Research, LLC. (Filed with the SEC as Exhibit 10.28 to our Form S-1, filed with the SEC on April 8, 2014, SEC File No. 333-195127.)

10.20*	Non-Employee Director Compensation Policy.

10.21#	PPARd License Agreement, dated June 20, 2006, by and between Metabolex, Inc. and Janssen Pharmaceutica NV (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on November 14, 2014, SEC File No. 001-36500.)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description of Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Indicates management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.