Form 10-Q
period 2015-03-31
CymaBay Therapeutics, Inc.
filed 2015-05-11
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of April 30, 2015, there were 15,259,003 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$10,841	$11,586
Marketable securities	21,950	23,209
Contract receivables	—	211
Accrued interest receivable	199	136
Prepaid expenses	1,363	1,991
Other current assets	139	96

Total current assets	34,492	37,229
Property and equipment, net	80	86
Other assets	158	159

Total assets	$34,730	$37,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,527	$2,085
Accrued liabilities	2,998	3,388
Warrant liability	7,704	13,596
Facility loan	1,403	1,355
Accrued interest payable	32	35

Total current liabilities	13,664	20,459
Facility loan, less current portion	2,784	3,152
Other liabilites	14	13

Total liabilities	16,462	23,624
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 15,249,300 and 14,696,108 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	401,361	394,622
Accumulated other comprehensive loss	(7)	(14)
Accumulated deficit	(383,087)	(380,759)

Total stockholders’ equity	18,268	13,850

Total liabilities and stockholders’ equity	$34,730	$37,474

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating expenses:
Research and development	$4,187	$2,615
General and administrative	2,589	2,500

Total operating expenses	6,776	5,115

Loss from operations	(6,776)	(5,115)
Other income (expense):
Interest income	27	12
Interest expense	(154)	(184)
Other income (expense), net	4,575	(4,775)

Net loss	$(2,328)	$(10,062)

Net loss	(2,328)	(10,062)
Other comprehensive income:
Unrealized gain on marketable securities	7	1

Other comprehensive income	7	1

Comprehensive loss	$(2,321)	$(10,061)

Basic net loss per common share	$(0.15)	$(1.02)

Diluted net loss per common share	$(0.44)	$(1.02)

Weighted average common shares outstanding used to calculate basic net loss per common share	15,099,567	9,873,687

Weighted average common shares outstanding used to calculate diluted net loss per common share	15,743,167	9,873,687

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net loss	$(2,328)	$(10,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	3
Non-employee stock-based compensation expense	28	2
Employee and director stock-based compensation expense	705	714
Amortization of premium on marketable securities	167	71
Non-cash interest associated with debt discount accretion	36	49
Change in fair value of warrant liability	(4,575)	4,784
Changes in assets and liabilities:
Contract receivables	211	(58)
Accrued interest receivable	(63)	(22)
Prepaid expenses	628	(1,512)
Other assets	(42)	(211)
Accounts payable	(558)	372
Accrued liabilities	(390)	830
Accrued interest payable	15	26
Other liabilities	1	3

Net cash used in operating activities	(6,159)	(5,011)
Investing activities
Purchases of property and equipment	—	(32)
Purchases of marketable securities	(6,617)	—
Proceeds from sales and maturities of marketable securities	7,716	582

Net cash provided by investing activities	1,099	550
Financing activities
Proceeds from issuance of common stock, net of issuance costs	4,263	2,402
Proceeds from issuance of common stock upon warrant exercises	426	—
Repayment of loan principal	(374)	—

Net cash provided by financing activities	4,315	2,402
Net decrease in cash and cash equivalents	(745)	(2,059)
Cash and cash equivalents at beginning of period	11,586	24,401

Cash and cash equivalents at end of period	$10,841	$22,342

Supplemental disclosure of cash flow information
Cash paid for interest	$101	$109
Fixed assets in accrued expenses	—	28
Issuance of common stock warrants	—	443
Issuance of common stock upon warrant exercises	1,317	55
Noncash issuance costs incurred in common stock financing	—	453

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three months ended March 31, 2015, the Company incurred a loss from operations of $2.3 million and used $6.2 million of cash in operations. At March 31, 2015, the Company had an accumulated deficit of $383.1 million. CymaBay expects to incur increased research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of March 31, 2015, the Company’s cash, cash equivalents and marketable securities totaled $32.8 million. These funds, together with $5 million available for drawdown under a facility loan, will satisfy the Company’s liquidity requirements through at least the end of the first quarter of 2016. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases as well as a phase 3 clinical trial to study the therapeutic benefits of arhaolfenate on patients with gout. The Company will therefore continue to require additional financing to develop its products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available, the Company may be required to reduce development activities or to close its business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2014, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2015. The results for the three months ended March 31, 2015, are not necessarily indicative of results to be expected for the year or for any other period.

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

Fair Value of Financial Instruments

The Company’s financial instruments during the periods reported consist of cash and cash equivalents, contract receivables, short-term marketable securities, accounts payable, accrued expenses, and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

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

The carrying amounts of financial instruments such as cash and cash equivalents, contract receivables, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. The carrying value of the facility loan is reflective of the fair value based on market interest rates.

	As of March 31, 2015
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$9,660	$—	$—	$9,660
Corporate debt and asset backed securities	—	21,950	—	21,950

Total assets measured at fair value	$9,660	$21,950	$—	$31,610

Warrant liability	$—	$—	$7,704	$7,704

Total liabilities measured at fair value	$—	$—	$7,704	$7,704

	As of December 31, 2014
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$9,941	$—	$—	$9,941
Corporate debt and asset backed securities	—	23,209	—	23,209

Total assets measured at fair value	$9,941	$23,209	$—	$33,150

Warrant liability	$—	$—	$13,596	$13,596

Total liabilities measured at fair value	$—	$—	$13,596	$13,596

Marketable securities consist of available-for-sale securities that are reported at fair value, with the related unrealized gains and losses included in accumulated other comprehensive income (loss). The Company values cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing observable market inputs and, as such, classifies cash equivalents and marketable securities within Level 1 or Level 2.

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

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Warrant
Liability
Balance as of December 31, 2014	$13,596
Issuance of financial instrument	—
Change in fair value	(4,575)
Settlement of financial instrument	(1,317)

Balance as of March 31, 2015	$7,704

The gains and losses from remeasurement of Level 3 financial liabilities are recorded through other income (expense), net on the accompanying condensed statements of operations and comprehensive loss.

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

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of March 31, 2015 and December 31, 2014, cash restricted under these arrangements was $100,000. This amount is presented in other assets on the accompanying condensed balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized if the estimated undiscounted future cash flow expected to result from the use and eventual disposition of an asset is less than the carrying amount. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets. Accordingly, the Company has not recognized any impairment losses as of March 31, 2015 and December 31, 2014.

Deferred Rent

The Company records its costs under facility operating lease agreements as rent expense. Rent expense is recognized on a straight-line basis over the non-cancelable term of the operating lease. The difference between the actual amounts paid and amounts recorded as rent expense is recorded to deferred rent in the balance sheet.

Common Stock Warrant Liability

Warrants issued to common stock holders and lenders by the Company in conjunction with the 2013 financing were classified as liabilities in the accompanying condensed balance sheets, as the terms for redemption of the underlying security were outside the Company’s control. The warrants were recorded at fair value using either the Black-Scholes option pricing model, probability weighted expected return model or a binomial model, depending on the characteristics of the warrants. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value being recognized as a component of other income (expense), net in the accompanying condensed statements of operations and comprehensive loss.

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

The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination based on the technical merits of the position. The Company records interest related to income taxes, if any, as interest, and any penalties would be recorded as other expense in the statements of comprehensive income (loss). There was no interest or penalties related to income taxes recorded during the three months ended March 31, 2015 and 2014.

Comprehensive Loss

Comprehensive loss includes net loss and net unrealized gains and losses on marketable securities, which are presented in a single continuous statement. Accumulated other comprehensive income (loss) is disclosed in the condensed balance sheets, and is stated net of related tax effects, if any.

Net Loss Per Common Share

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding equivalents during the period. Diluted net loss per share of common stock is calculated as the weighted average number of shares of common stock outstanding adjusted to include the assumed exercises of stock options and warrants, if dilutive.

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

The Company’s computation of loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net loss allocated to common stock-basic	$(2,328)	$(10,062)
Adjustments for revaluation of warrants	(4,575)	—

Net loss allocated to common stock-diluted	(6,903)	(10,062)

Denominator:
Weighted average number of common stock shares outstanding—basic	15,099,567	9,873,687
Dilutive Securities
Common stock warrants	643,600	—

Weighted average number of common stock shares outstanding—diluted	15,743,167	9,873,687

Net loss per share-basic:	$(0.15)	$(1.02)

Net loss per share—diluted	$(0.44)	$(1.02)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share.

	Three Months
	Ended March 31,
	2015	2014
	(unaudited)
Warrants for common stock	—	1,848
Common stock options	1,707	907
Incentive awards	247	—

	1,954	2,755

3. Certain Balance Sheet Items

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Office and computer equipment	$176	$176
Purchased software	46	46
Furniture and fixtures	33	33
Leasehold improvements	66	66

Total	321	321
Less accumulated depreciation and amortization	(241)	(235)

Property and equipment, net	$80	$86

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Accrued compensation	$580	$1,504
Accrued pre-clinical and clinical trial expenses	1,967	1,732
Accrued professional fees	380	73
Other accruals	71	79

Total accrued liabilities	$2,998	$3,388

4. Common Stock Warrants

During the three months ended March 31, 2015, the Company issued an aggregate of 122,592 shares of common stock to stockholders upon the exercise of warrants exercisable for shares of the Company’s common stock. The 122,592 shares of common stock were issued pursuant to both cash and net exercise provisions as provided in the warrants. Specifically, 74,136 shares of the Company’s common stock were issued in exchange for $0.4 million and 48,456 shares of the Company’s common stock were issued in exchange for cancellation of 52,793 shares its common stock. For each warrant exercised, the Company determined the warrant’s exercise date fair value and reclassified the fair value of such settled warrants from the warrant liability to additional paid-in capital, a component of stockholder’s equity. The aggregate amount of these fair value reclassifications totaled $1.3 million during the three months ended March 31, 2015.

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

5. Collaboration and License Agreements

In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to MBX-8025 and certain other PPARd compounds (the “PPARd Products”) with Janssen Pharmaceutical NV, with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, the Company has full control and responsibility over the research, development and registration of any PPARd Products and is required to use diligent efforts to conduct all such activities. Janssen has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen has a right of first negotiation under the agreement to license a particular PPARd Product from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen is entitled to receive up to an 8% royalty on net sales of PPARd Products. No payments were made and no royalties were received under this agreement during the three months ended March 31, 2015 and 2014.

In June 2010, the Company entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), a subsidiary of Johnson and Johnson, to further develop and discover undisclosed metabolic disease target agonists for the treatment of T2DM and other disorders and received a one-time nonrefundable technology access fee related to the agreements. The Company is also eligible to receive up to $228 million in contingent payments if certain development and commercial events are achieved as well as royalties on worldwide net sales of products. No such payments have been made to date. Under the terms of the agreements, Janssen has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease targets and is required to use diligent efforts to conduct all such activities. The Company received a termination notice from Johnson and Johnson, effectively ending these development and licensing agreements in early April 2015.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. Pursuant to the license agreement, all of the Company’s patents and patent applications related to arhalofenate, its use, and production are jointly owned with DiaTex. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on any sales of products containing arhalofenate. No development payments were made in the three months ended March 31, 2015 and 2014 and no royalties have been paid to date.

6. Facility Loan

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the 2013 financing. The loan has a fixed interest rate of 8.75% payable as interest only for twelve months and a thirty-six month loan amortization period thereafter, with a final interest payment of $0.3 million at the end of the loan period. The second tranche of $5.0 million became available to the Company upon its February 24, 2015 announcement of the achievement of positive Phase 2b data (the second draw milestone) and shall remain available to the Company until June 30, 2015. Loans under the second tranche will bear interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum. The Company was also required to pay a facility fee of 1.00% on the term loan facility commitment. As of March 31, 2015, the Company had not drawn down any amount under the $5 million second tranche.

At the time the first $5 million tranche of the facility loan was drawn down, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share. As a result of this issuance, a warrant liability of $0.5 million was recorded in the accompanying condensed balance sheets and it must be revalued at each balance sheet date.

7. Commitments and Contingencies

The Company leased office and laboratory space in a single building in Hayward, California. The facility lease, as amended on July 15, 2010, had a term of four years and expired on April 30, 2014. On November 8, 2013, the Company entered into a new lease commencing January 16, 2014, and expiring on December 31, 2018, for 8,894 square feet of office space in Newark, California. Rent expense was $0.1 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

Future minimum lease payments are as follows (in thousands):

Lease
Payments
Year ending December 31:
2015 (from April to December)	157
2016	216
2017	222
2018	228

Total future minimum payments	$823

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

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2015 and December 31, 2014. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2015.

As of March 31, 2015 and December 31, 2014, the Company had reserved shares of authorized but unissued common stock as follows:

	March 31,	December 31,
	2015	2014
	(unaudited)
Common stock warrants	1,592,962	1,768,347
Equity incentive plans	2,284,421	1,549,616

Total reserved shares of common stock	3,877,383	3,317,963

9. Stock Plans and Stock-Based Compensation

Stock Plans

On January 1, 2015, the share reserve of the Company’s 2013 Equity Incentive Plan, or 2013 Plan, automatically increased by 734,805 shares. From plan inception through March 31, 2015, the Company had granted options for an aggregate of 1,652,850 shares of the Company’s common stock under the 2013 Plan.

Stock-Based Compensation Expense

Employee and Director Expense

Employee and director stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Research and development	$186	$146
General and administrative	519	568

Total	$705	$714

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

10. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $60,000 in the year ended December 31, 2014 and $15,000 for the three months ended March 31, 2015, in monthly cash retainers. The Company also issued options to purchase shares of common stock and incentive awards to this individual in his capacity as a member of its Scientific Advisory Board.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three months ended March 31, 2015, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

CymaBay Therapeutics, Inc. is focused on developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. Arhalofenate, our lead product candidate, is being developed for the treatment of gout. Arhalofenate has successfully completed five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form as a result of elevated sUA levels. We believe the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what we believe could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,000 patients exposed to date. We are currently planning to hold an end of phase 2 meeting with the FDA in the second half of 2015 to review the results of our completed studies and to discuss the design of a phase 3 program for arhalofenate. Our second product candidate, MBX-8025, demonstrated favorable effects on cholesterol, triglycerides and markers of liver health in a Phase 2 clinical trial in patients with mixed dyslipidemia. We are planning to pursue development of MBX-8025 in a number of orphan diseases in which these attributes could be beneficial, such as homozygous familial hypercholestorolemia (HoFH), primary biliary cirrhosis (PBC) and severe hypertriglyceridemia (SHTG). We also believe that MBX-8025 could have utility in the treatment of the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH). We have obtained orphan-drug designations for MBX-8025 in both HoFH and severe Frederickson type I or V hyperlipoproteinemia, and may pursue such designations in other indications as well.

In April 2015, we initiated a Phase 2 pilot study for MBX-8025 in patients with HoFH for which we expect to have data by the end of 2015. The primary objective of this study is to evaluate the effect of MBX-8025 on Low Density Lipoprotein Cholesterol (LDL-C). In addition, we are reviewing plans to potentially move MBX-8025 forward in a Phase 2 clinical study for patients with PBC. We anticipate the study would enroll approximately 100 patients into groups receiving either placebo or 50 or 200 mg of MBX-8025, once daily. The primary endpoint would be reductions in alkaline phosphatase, a biomarker that has been used as a surrogate marker of improvement (efficacy measure) for other drugs tested in PBC. Secondary assessments in the study would examine signs and symptoms of PBC, including fatigue and pruritus.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances and review our estimates on an ongoing basis. We consider certain accounting policies including, but not limited to, research and development expenses and clinical accruals, stock-based compensation and valuation of warrant liabilities to be critical policies. Actual results may materially differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2015, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 23, 2015.

Results of Operations

General

To date, we have not generated any income from operations. As of March 31, 2015, we had an accumulated deficit of $383.1 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we may in the future generate revenue from a variety of sources, including product sales, royalties and license fees and milestone payments in connection with strategic partnerships, our product candidates are still under clinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability.

	Three Months Ended
	March 31,
($ in thousands)	2015	2014	Variance
Operating expenses:
Research and development	$4,187	$2,615	$1,572
General and administrative	2,589	2,500	89

Loss from operations	(6,776)	(5,115)	(1,661)
Interest expense, net	(127)	(172)	45
Other income (expense), net	4,575	(4,775)	9,350

Net loss	$(2,328)	$(10,062)	$7,734

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended March 31, 2015 and 2014, research and development expenses were $4.2 million and $2.6 million, respectively. Research and development expenses are detailed in the table below:

	Three Months Ended March 31,
($ in thousands)	2015	2014
	(unaudited)
Arhalofenate—Phase 2b Randomized Study	$914	$1,486
Arhalofenate—Febuxostat Combo Study	77	—
Arhalofenate Gout – Drug manufacturing	657	122
Arhalofenate Gout – Three Phase 2 Randomized Studies	—	(90)
MBX-8025	1,205	1
Other Projects	10	16

Total Project Costs	2,863	1,535
Internal Research and Development Costs	1,324	1,080

Total Research and Development	$4,187	$2,615

Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs increased by $1.3 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, primarily due to costs incurred for toxicology studies and other development activities associated with MBX-8025 which commenced in the second half of 2014. Development costs of arhalofenate, our lead product candidate, were consistent during the three months ended March 31, 2015 and 2014 as lower clinical trial costs were offset by increased drug manufacturing costs related to registration batch production and other manufacturing process development activities. Internal research and development cost increased by $0.2 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to increased employee compensation expenses incurred in 2015 primarily to support the expansion of our clinical development activities.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for arhalofenate and MBX-8025. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential Phase 3 clinical trials and activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, and other general operating expenses not otherwise included in research and development.

General and administrative expenses were generally consistent for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. For the next several quarters, we anticipate general and administrative expenses will remain relatively consistent with current levels, given that we have completed a substantial portion of the effort required to expand our infrastructure and we have secured the professional services necessary to support us as a public reporting company under the Exchange Act.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2015 reflected a gain of $4.6 million and for the three months ended March 31, 2014 reflected a loss of $4.8 million, in each case due to the remeasurement of our warrant liabilities at fair value. We use a binomial lattice option pricing model to value our warrants at each reporting date and the warrant valuations changed primarily due to variations in the price of our common stock which is an input to our valuation model. Specifically, during the three months ended March 31, 2015, the gain recognized was due primarily to a decrease in the value of our common stock from $9.83 at December 31, 2014 to $6.92 at March 31, 2015. During the three months ended March 31, 2014, the loss recognized was due primarily to an increase in the value of our common stock from $5.00 at December 31, 2013, to $8.00 at March 31, 2014.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At March 31, 2015, we had cash, cash equivalents and marketable securities of $32.8 million, primarily as a result of the aggregate proceeds received in a series of equity and debt transactions initiated in 2013 and completed in the third quarter of 2014, as well as ongoing sales under our at-the-market facility which we entered into in November 2014.

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

Term Loan Facility

The venture debt financing which was part of the 2013 financing was provided to us pursuant to a term loan facility with Silicon Valley Bank and Oxford Finance LLC, collectively referred to as the lenders, for an aggregate amount of $10 million, the first $5 million tranche of which was made available to us as of September 30, 2013. The remaining $5 million, referred to as the second tranche, became available to us upon our February 24, 2015, announcement of the achievement of positive Phase 2b study data (the second draw milestone) and shall remain available to us until June 30, 2015, or the occurrence and continuation of an event of default (as described in the term loan facility). Each tranche matures 48 months following the funding date of such tranche. The proceeds of the term loan facility may be used for general corporate purposes.

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

The term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. Until the occurrence of the second draw milestone in February 2015, the term loan facility contained financial covenants that required us to maintain certain cash liquidity. Upon achievement of this milestone this financial covenant was eliminated.

The term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, cross-defaults on our or any our subsidiary’s material indebtedness, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of March 31, 2015, we were in compliance with the terms of the term loan covenants and there were no identified events of default.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(6,159)	$(5,011)
Net cash provided by investing activities	1,099	550
Net cash provided by financing activities	4,315	2,402

Net decrease in cash and cash equivalents	$(745)	$(2,059)

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2015 was $6.2 million primarily due to a net loss of $2.3 million resulting from ongoing drug development activities, a $4.6 million noncash gain recorded to revalue our warrant liability, $0.7 million of stock-based compensation, and other changes in working capital.

Investing Activities: Net cash provided by investing activities was $1.1 million for the three months ended March 31, 2015, primarily due to net maturities of marketable securities.

Financing Activities: Cash provided by financing activities was $4.3 million for the three months ended March 31, 2015, primarily as a result of $4.3 million in net proceeds received from sales of our common stock in January and February 2015 pursuant to a $25 million at-the-market facility.

Capital Requirements

As of March 31, 2015, our cash, cash equivalents and marketable securities totaled $32.8 million. These funds, together with $5 million available for drawdown under our facility loan, will satisfy our liquidity requirements through at least the end of the first quarter of 2016. We expect to incur substantial expenditures in the future for the development and potential commercialization of our product candidates. Because of this, we expect our future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases as well as a phase 3 clinical trial to study the therapeutic benefits of arhaolfenate on patients with gout. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to reduce our development activities or to close our business.

Contractual Obligations and Commitments

There have been no significant changes to our aggregate contractual obligations as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 23, 2015.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)	Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(c)	Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In evaluating our business, you should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q. These risk factors could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occurs, our business, financial condition and operating results could be harmed. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. The risks facing our business have not changed substantively from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, except for those risk factors below designated by an asterisk (*).

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities. As of March 31, 2015, we had cash, cash equivalents and marketable securities of approximately $32.8 million. These funds were obtained through recent equity and debt financings. We believe that our existing cash will allow us to continue operation through at least the end of the first quarter of 2016. We currently believe that we will need to raise additional capital to continue our operations thereafter. Our monthly spending levels vary based on new and ongoing development and corporate activities.

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

In the event we do not successfully raise sufficient funds in financing our product development activities, particularly related to the ongoing development of arhalofenate and planned development of MBX-8025, it will be necessary to curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether. To the extent that the costs of the ongoing development of arhalofenate exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to arhalofenate, outlicense intellectual property rights to arhalofenate, sell assets or effect a combination of the above. No assurance can be given that we will be able to effect any of such transactions on acceptable terms, if at all. Failure to progress the development of arhalofenate and MBX-8025 will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms (if at all).

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

We are a biopharmaceutical company focused primarily on developing our lead product candidate, arhalofenate. We have incurred significant net losses in each year since our inception, including a net loss of approximately $31.9 million for the year ended December 31, 2014, and a net loss of $2.3 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $383.1 million.

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

In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of arhalofenate or future product candidates may be reduced in scope, delayed or terminated. If our product candidates fail in clinical studies or do not gain regulatory approval, or if our future products, if any, do not achieve market acceptance, we may never become profitable.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize our product candidates. *

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining favorable results for and advancing the development of arhalofenate, including raising sufficient capital or partnering with a third party to successfully initiate our Phase 3 clinical development;

•	obtaining United States (U.S.) and foreign regulatory approvals for arhalofenate;

•	launching and commercializing arhalofenate, either on our own or with a partner, including building a sales force and collaborating with third parties;

•	achieving broad market acceptance of arhalofenate in the medical community and by third-party payors and patients;

•	obtaining favorable results for and advancing the development of MBX-8025; and

•	generating a pipeline of product candidates.

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, arhalofenate, which has completed eight Phase 1 and nine Phase 2 clinical trials, including five Phase 2 studies in gout and our second product candidate, MBX-8025, which has completed five Phase 1 and one Phase 2 clinical trials. We are currently planning to meet with the FDA at an end of phase 2 meeting prior to finalizing our plans for and initiating a Phase 3 program for arhalofenate in gout. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. We also plan to initiate one or more proof-of-concept studies for MBX-8025 in the first half of 2015. The success of arhalofenate and MBX-8025 will depend on several factors, including the following:

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly if we commence a Phase 3 clinical trial with arhalofenate and undertake additional clinical trials of our other product candidates MBX-8025 and MBX-2982. Before we commence a Phase 3 clinical trial for arhalofenate, we will need to raise substantial additional capital. We also will need to raise substantial additional capital in the future to complete the development and commercialization of MBX-8025, as well as MBX-2982, for which we currently have no planned clinical trials. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development.

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

We have never conducted a clinical trial of MBX-8025 for the indications which we are considering for MBX-8025, including homozygous familial hypercholesterolemia (HoFH) and Primary Biliary Cirrhosis (PBC). If MBX-8025 does not demonstrate safety or efficacy in the treatment of any of these indications, or if the benefits of treatment with MBX-8025 do not outweigh the risks, our ability to successfully develop and commercialize MBX-8025 may be adversely affected.*

We have not previously conducted a clinical trial of MBX-8025 for any of the indications for which we currently are considering, including HoFH and PBC. As a result, although we believe that MBX-8025 may be beneficial to address the diseases for which we are considering redirecting its development , there is no guarantee that MBX-8025 will prove to be safe or efficacious in the treatment of these diseases, or that we will be able to obtain FDA approval for these indications. The results of these clinical studies and other nonclinical studies may determine whether the benefits perceived from the use of MBX-8025 would outweigh the risks perceived from treatment with MBX-8025.

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

If initiation or completion of any of our clinical trials for our product candidates, including arhalofenate, is delayed for any of the above reasons, our development costs may increase, the approval process could be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may bring products to market before us. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business.

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

We have obtained orphan drug designation for some of the targeted indications for MBX-8025 but not all possible indications for which we may seek approval and we may not be able to obtain or maintain orphan designation or obtain the benefits associated with orphan drug status, including market exclusivity.*

Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, as amended, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the European Medicines Agency, or EMA, from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in the European Union. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn and other candidates may obtain approval before us.

We have obtained orphan-drug designations for MBX-8025 for the treatments of HoFH and Frederickson Type I or V hyperlipoproteinemia, respectively. That exclusivity, or any other orphan exclusivity we may receive for another product candidate or indication, may not effectively protect the candidate from competition because: different drugs can be approved for the same condition; the same drugs can be approved for different indications and prescribed off-label; and the first entity with an orphan drug designation to receive regulatory approval for a particular indication will receive marketing exclusivity. If one of our product candidates that receives an orphan drug designation, including MBX-8025, is approved for a particular indication or use within the rare disease or condition, the FDA may later approve the same product for additional indications or uses within that rare disease or condition that are not protected by our exclusive approval. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Because we conduct clinical studies in humans, we face the risk that the use of arhalofenate, MBX-8025 or future product candidates, will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical studies. Although we have clinical study liability insurance, our insurance may be insufficient to cover any such events. There is also a risk that we may not be able to continue to obtain clinical study coverage on acceptable terms. In addition, we may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical studies, even if we are ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

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

In addition, manufacturers of drug products and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices (cGMP), and adherence to commitments made in the NDA. If we, or a regulatory agency, discover previously unknown problems with a product, such as quality issues or AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requesting recall or withdrawal of the product from the market or suspension of manufacturing.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we are found to have improperly promoted our products for off-label uses, we may become subject to significant fines and other liability. *

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for our product candidates, physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant government fines and other related liability. For example, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA also has requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Even if we obtain FDA approval for arhalofenate, MBX-8025 or any of our other product candidates in the U.S., we may never obtain approval for or commercialize arhalofenate, MBX-8025 or any of our other product candidates outside of the U.S., which would limit our ability to realize their full market potential.

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

More recently, in March 2010, the Affordable Care Act was enacted to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Affordable Care Act until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the effect of the Affordable Care Act, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

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

We are increasing the manufacturing batch size in preparation of our Phase 3 study and commercial supplies. As the process is scaled up it may reveal manufacturing challenges or previously unknown impurities which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of arhalofenate. In the future, we may identify manufacturing issues or impurities which could result in delays in the clinical program and regulatory approval for arhalofenate, increases in our operating expenses, or failure to obtain or maintain approval for arhalofenate.

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

Any regulatory approvals that we or potential collaboration partners receive for arhalofenate, MBX-8025 or future product candidates, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing studies. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market. Depending on any safety issues associated with our product candidates that are approved, the FDA may require a REMS, thereby imposing certain restrictions on the sale and marketability of such products or additional post-marketing requirements.

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

We are highly dependent on principal members of our executive team listed under “Business—Executive Officers of Registrant” of our Annual Report on Form 10-K as filed with the SEC on March 23, 2015. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace the loss of services of any executive or key employee, it may adversely affect the progress of our research, development and commercialization objectives.

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

As of March 31, 2015, we had 18 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize arhalofenate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our executive officers, directors and stockholders who own more than 5% of our outstanding common stock, together beneficially own a significant number of shares of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position as well as influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to substantially influence elections of directors, amendments to our organizational documents, or approval of any merger, sale of assets, or other major corporate action. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

We have identified material weaknesses in our internal controls over financial reporting.

Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act, because we are taking advantage of the exemptions contained in the JOBS Act. We continue to build the infrastructure to allow us to assess the effectiveness of our internal control over financial reporting by hiring qualified personnel and specialists to assist us in executing phased project efforts to improve our accounting systems, disclosure policies, procedures and controls. This effort is on-going and will be costly and time consuming. If we are unsuccessful in building an appropriate accounting infrastructure, we may not be able to prepare and disclose, in a timely manner, our financial statements and other required disclosures, or comply with existing or new reporting requirements. We previously identified material weaknesses in our internal control over financial reporting in 2014, which we had remediated by the end of 2014. We cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to maintain effective internal control over financial reporting, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by The NASDAQ Stock Market, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, on July 28, 2014, we consummated a public offering of our common stock on a registration statement on Form S-1 pursuant to which we sold 4,600,000 shares of our common stock, including shares sold in connection with the exercise by the underwriters in the offering of an over-allotment of 600,000 shares, at a price of $5.50 per share, for aggregate net proceeds of $23.0 million. On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC and also entered into an ATM to sell up to $25 million of common stock under the registration statement under which we have sold additional shares of our common stock for net proceeds to us of $4.3 million during the period January 1, 2015 through March 1, 2015. If in the future, we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of March 31, 2015 was 330,192 shares.

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

Unregistered Sale of Equity Securities

From January 1, 2015, to March 31, 2015, we issued an aggregate of 122,592 shares of common stock to 56 of our stockholders upon the exercise of warrants exercisable for shares of our common stock. The 122,592 shares of common stock were issued pursuant to both cash and net exercise provisions as provided in the warrants. Specifically, 74,136 shares of our common stock were issued in exchange for $426,282 and 48,456 shares of our common stock were issued in exchange for cancellation of 52,793 shares of our common stock. The issuances were in reliance on Rule 506 and Regulation D under the Securities Act and, with respect to net exercises, Section 3(a)(9) of Securities Act.

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

As of March 31, 2015, we estimate that we had used approximately $12.5 million of the proceeds on the development of MBX-8025 and ongoing development of arhalofenate and approximately $3.8 million for working capital, capital expenditures and other general corporate purposes. The remaining $6.8 million is held in cash, cash equivalents and short term investments. There has been no material change in the expected use of the net proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 22, 2014 (File No. 333-195127).

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

Date: May 11, 2015

By:	/s/ Sujal Shah
Sujal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 11, 2015

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

10.1	Amended and Restated Non-Employee Director Compensation Policy (Filed with the SEC as Exhibit 10.20 to our Form 10-K, filed with the SEC on March 23, 2015, SEC File No 001-36500).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document