Form 10-Q
period 2015-06-30
CymaBay Therapeutics, Inc.
filed 2015-08-11
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 7, 2015, there were 23,447,003 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$11,702	$11,586
Marketable securities	15,329	23,209
Contract receivables	17	211
Accrued interest receivable	83	136
Prepaid expenses	996	1,991
Other current assets	176	96

Total current assets	28,303	37,229
Property and equipment, net	75	86
Other assets	292	159

Total assets	$28,670	$37,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,721	$2,085
Accrued liabilities	3,164	3,388
Warrant liability	2,181	13,596
Facility loan	1,450	1,355
Accrued interest payable	29	35

Total current liabilities	8,545	20,459

Facility loan, less current portion	2,429	3,152
Other liabilities	16	13

Total liabilities	10,990	23,624

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $0.0001 par value: 100,000,000 shares authorized; 15,259,003 and 14,696,108 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1	1
Additional paid-in capital	402,136	394,622
Accumulated other comprehensive loss	(13)	(14)
Accumulated deficit	(384,444)	(380,759)

Total stockholders’ equity	17,680	13,850

Total liabilities and stockholders’ equity	$28,670	$37,474

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$4,260	$4,083	$8,447	$6,698
General and administrative	2,285	1,666	4,874	4,166

Total operating expenses	6,545	5,749	13,321	10,864

Loss from operations	(6,545)	(5,749)	(13,321)	(10,864)
Other income (expense):
Interest income	26	17	53	29
Interest expense	(165)	(189)	(319)	(374)
Other income (expense), net	5,327	2,749	9,902	(2,025)

Net loss	$(1,357)	$(3,172)	$(3,685)	$(13,234)

Net loss	(1,357)	(3,172)	(3,685)	(13,234)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(6)	(2)	1	—

Other comprehensive (loss) income	(6)	(2)	1	—

Comprehensive loss	$(1,363)	$(3,174)	$(3,684)	$(13,234)

Basic net loss per common share	$(0.09)	$(0.32)	$(0.24)	$(1.33)

Diluted net loss per common share	$(0.09)	$(0.56)	$(0.88)	$(1.33)

Weighted average common shares outstanding used to calculate basic net loss per common share	15,258,363	10,064,819	15,179,404	9,969,781

Weighted average common shares outstanding used to calculate diluted net loss per common share	15,258,363	10,487,393	15,427,832	9,969,781

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net loss	$(3,685)	$(13,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	8
Non-employee stock-based compensation expense	22	3
Employee and director stock-based compensation expense	1,290	789
Amortization of premium on marketable securities	228	178
Non-cash interest associated with debt discount accretion	86	91
Change in fair value of warrant liability	(9,902)	2,034
Loss on sale of property and equipment	—	1

Changes in assets and liabilities:
Contract receivables	194	100
Accrued interest receivable	53	(66)
Prepaid expenses	995	(1,111)
Other assets	(213)	(443)
Accounts payable	(364)	565
Accrued liabilities	(224)	1,277
Accrued interest payable	38	52
Other liabilities	3	6

Net cash used in operating activities	(11,468)	(9,750)

Investing activities
Purchases of property and equipment	—	(93)
Purchases of marketable securities	(13,375)	(11,192)
Proceeds from sales and maturities of marketable securities	21,028	2,231

Net cash provided by (used in) investing activities	7,653	(9,054)

Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	4,263	2,402
Proceeds from issuance of common stock upon warrant exercises	426	—
Proceeds from issuance of common stock upon exercise of employee stock options	—	3
Repayment of loan principal	(758)	—

Net cash provided by financing activities	3,931	2,405

Net increase (decrease) in cash and cash equivalents	116	(16,399)
Cash and cash equivalents at beginning of period	11,586	24,401

Cash and cash equivalents at end of period	$11,702	$8,002

Supplemental disclosure of cash flow information
Cash paid for interest	$194	$219
Issuance of common stock warrants	—	443
Issuance of common stock upon warrant exercises	1,513	55
Noncash issuance costs incurred in common stock financing	—	453
Reclassification of incentive awards to equity	—	120

See accompanying notes.

CymaBay Therapeutics, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the “Company” or “CymaBay”) is a biopharmaceutical company focused on developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. The Company’s lead product candidate, arhalofenate, is being developed for the treatment of gout. The Company’s second product candidate, MBX-8025, is being developed for the treatment of certain orphan diseases, including homozygous familial hypercholesterolemia (HoFH) and primary biliary cirrhosis (PBC). The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the six months ended June 30, 2015, the Company incurred a net loss of $3.7 million and used $11.5 million of cash in operations. At June 30, 2015, the Company had an accumulated deficit of $384.4 million. CymaBay expects to incur increased research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of June 30, 2015, the Company’s cash, cash equivalents and marketable securities totaled $27.0 million. These funds, together with $21.3 million of net proceeds obtained from the sale of 8,188,000 shares of the Company’s common stock in July 2015, are expected to satisfy the Company’s liquidity requirements through at least the end of the fourth quarter of 2016. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases as well as a phase 3 clinical trial to study the therapeutic benefits of arhalofenate on patients with gout. The Company will therefore continue to require additional financing to develop its products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available, the Company may be required to reduce development activities or to close its business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2014, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2015. The results for the three and six months ended June 30, 2015, are not necessarily indicative of results to be expected for the year or for any other period.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable inputs and minimizes the use of unobservable inputs and is as follows:

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

	As of June 30, 2015
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value

Money market funds	$10,410	$—	$—	$10,410
Corporate debt and asset backed securities	—	15,329	—	15,329

Total assets measured at fair value	$10,410	$15,329	$—	$25,739

Warrant liability	$—	$—	$2,181	$2,181

Total liabilities measured at fair value	$—	$—	$2,181	$2,181

	As of December 31, 2014
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value

Money market funds	$9,941	$—	$—	$9,941
Corporate debt and asset backed securities	—	23,209	—	23,209

Total assets measured at fair value	$9,941	$23,209	$—	$33,150

Warrant liability	$—	$—	$13,596	$13,596

Total liabilities measured at fair value	$—	$—	$13,596	$13,596

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

The Company holds a Level 3 liability associated with common stock warrants that were issued in connection with the Company’s series of equity and debt transactions initiated in 2013 and completed in the third quarter of 2014 (referred to herein as the 2013 financing). The warrants are considered a liability due to redemption provisions outside the control of the Company and are valued using an option-pricing model, the inputs for which include potential value driving milestones, the exercise price of the warrants, market price of the underlying common stock, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the warrants. Changes to any of the inputs to the option-pricing models used by the Company can have a significant impact on the estimated fair value of the warrants. For example, large declines in the value of the Company’s common stock significantly decreased the estimated fair value of the Company’s warrants resulting in significant revaluation gains in the three and six months ended June 30, 2015.

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Warrant Liability
Balance as of December 31, 2014	$13,596
Change in fair value	(9,902)
Settlement of financial instrument	(1,513)

Balance as of June 30, 2015	$2,181

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

Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income or expense in the statements of operations and comprehensive loss. Unrealized holding gains and losses are reported in accumulated other comprehensive income (loss), in the balance sheet. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value.

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of June 30, 2015 and December 31, 2014, cash restricted under these arrangements was $170,000 and $100,000, respectively. This amount is presented in other assets on the accompanying condensed balance sheets.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized if the estimated undiscounted future cash flow expected to result from the use and eventual disposition of an asset is less than the carrying amount. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets. Accordingly, the Company has not recognized any impairment losses as of June 30, 2015 and December 31, 2014.

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

The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination based on the technical merits of the position. The Company records interest related to income taxes, if any, as interest, and any penalties would be recorded as other expense in the statements of comprehensive income (loss). There was no interest or penalties related to income taxes recorded during the six months ended June 30, 2015 and 2014.

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

The Company’s computation of loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Numerator:
Net loss allocated to common stock-basic	$(1,357)	$(3,172)	$(3,685)	$(13,234)
Adjustments for revaluation of warrants	—	(2,751)	(9,902)	—

Net loss allocated to common stock-diluted	(1,357)	(5,923)	(13,587)	(13,234)

Denominator:
Weighted average number of common stock shares outstanding - basic	15,258,363	10,064,819	15,179,404	9,969,781
Dilutive Securities Common stock warrants	—	422,574	248,428	—

Weighted average number of common stock shares outstanding - diluted	15,258,363	10,487,393	15,427,832	9,969,781

Net loss per share-basic:	$(0.09)	$(0.32)	$(0.24)	$(1.33)

Net loss per share—diluted:	$(0.09)	$(0.56)	$(0.88)	$(1.33)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands).

	Three Months		Six Months
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Warrants for common stock	1,553	—	—	1,849
Common stock options	1,794	975	1,794	975
Incentive awards	245	249	245	249

	3,592	1,224	2,039	3,073

3. Certain Balance Sheet Items

Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Office and computer equipment	$176	$176
Purchased software	46	46
Furniture and fixtures	33	33
Leasehold improvements	66	66

Total	321	321
Less accumulated depreciation and amortization	(246)	(235)

Property and equipment, net	$75	$86

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
	(unaudited)
Accrued compensation	$917	$1,504
Accrued pre-clinical and clinical trial expenses	1,826	1,732
Accrued professional fees	291	73
Other accruals	130	79

Total accrued liabilities	$3,164	$3,388

4. Common Stock Warrants

During the three and six months ended June 30, 2015, the Company issued an aggregate of 9,703 and 132,295 shares of common stock, respectively, to stockholders upon the exercise of warrants exercisable for shares of the Company’s common stock. The 132,295 shares of common stock issued to date were issued pursuant to both cash and net exercise provisions as provided in the warrants. Specifically, 74,136 shares of the Company’s common stock were issued in exchange for $0.4 million in cash and 58,159 shares of the Company’s common stock were issued in exchange for shares of its common stock in accordance with net exercise provisions. For each warrant exercised, the Company determined the warrant’s exercise date fair value and reclassified the fair value of such settled warrants from the warrant liability to additional paid-in capital, a component of stockholder’s equity. The aggregate amount of these fair value reclassifications totaled $0.2 million and $1.5 million during the three and six months ended June 30, 2015, respectively.

In January 2014, in connection with the 2013 financing, the Company completed the sale of common stock for aggregate proceeds of $3.0 million and as part of this transaction, the Company issued five-year warrants to purchase 120,800 shares of common stock at an exercise price of $5.75 per share. Due to certain provisions outside the Company’s control, the Company is required to account for the warrants issued as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants. At issuance date, the fair value of the total warrant liability was estimated to be $0.4 million using a binomial lattice options-pricing model.

5. Collaboration and License Agreements

In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to MBX-8025 and certain other PPARd compounds (the “PPARd Products”) with Janssen Pharmaceutical NV, with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, the Company has full control and responsibility over the research, development and registration of any PPARd Products and is required to use diligent efforts to conduct all such activities. Janssen has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen has a right of first negotiation under the agreement to license a particular PPARd Product from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen is entitled to receive up to an 8% royalty on net sales of PPARd Products. No payments were made and no royalties were received under this agreement during the three and six months ended June 30, 2015 and 2014.

In June 2010, the Company entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), a subsidiary of Johnson and Johnson, to further develop and discover undisclosed metabolic disease target agonists for the treatment of

T2DM and other disorders and received a one-time nonrefundable technology access fee related to the agreements. The Company is also eligible to receive up to $228 million in contingent payments if certain development and commercial events are achieved as well as royalties on worldwide net sales of products. No such payments have been made to date. Under the terms of the agreements, Janssen has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease targets and is required to use diligent efforts to conduct all such activities. The Company received a termination notice from Janssen, effectively ending these development and licensing agreements in early April 2015.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. Pursuant to the license agreement, all of the Company’s patents and patent applications related to arhalofenate, its use, and production are jointly owned with DiaTex. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on any sales of products containing arhalofenate. No development payments were made in the three and six months ended June 30, 2015 and 2014 and no royalties have been paid to date.

6. Facility Loan

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the 2013 financing. The loan has a fixed interest rate of 8.75% payable as interest only for twelve months and a thirty-six month loan amortization period thereafter, with a final interest payment of $0.3 million at the end of the loan period. The second tranche of $5.0 million became available to the Company upon its February 24, 2015 announcement of the achievement of positive Phase 2b data (the second draw milestone) and remained available to the Company until June 30, 2015. Loans under the second tranche bear interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum. On June 30, 2015, the second tranche portion of the loan facility expired unused by the Company.

At the time the first $5 million tranche of the facility loan was drawn down, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share. As a result of this issuance, a warrant liability of $0.5 million was recorded in the accompanying condensed balance sheets and it must be revalued at each balance sheet date until the warrants are exercised or expire.

7. Commitments and Contingencies

The Company leased office and laboratory space in a single building in Hayward, California. The facility lease, as amended on July 15, 2010, had a term of four years and expired on April 30, 2014. On November 8, 2013, the Company entered into a new lease commencing January 16, 2014, and expiring on December 31, 2018, for 8,894 square feet of office space in Newark, California. Rent expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2015 and 2014, respectively.

Future minimum lease payments are as follows (in thousands):

Lease
Payments
Year ending December 31:
2015 (from July to December)	104
2016	216
2017	222
2018	228

Total future minimum payments	$770

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

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2015 and December 31, 2014. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2015.

As of June 30, 2015 and December 31, 2014, the Company had reserved shares of authorized but unissued common stock as follows:

	June 30,	December 31,
	2015	2014
	(unaudited)
Common stock warrants	1,552,962	1,768,347
Equity incentive plans	2,284,421	1,549,616

Total reserved shares of common stock	3,837,383	3,317,963

9. Stock Plans and Stock-Based Compensation

Stock Plans

On January 1, 2015, the share reserve of the Company’s 2013 Equity Incentive Plan, or 2013 Plan, automatically increased by 734,805 shares. From plan inception through June 30, 2015, the Company had granted options for an aggregate of 1,749,350 shares of the Company’s common stock under the 2013 Plan.

Stock-Based Compensation Expense

Employee and Director Expense

Employee and director stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Research and development	$207	$33	$393	$180
General and administrative	378	41	897	609

Total	$585	$74	$1,290	$789

10. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $60,000 in the year ended December 31, 2014 and $30,000 for the six months ended June 30, 2015, in monthly cash retainers. The Company also issued options to purchase shares of common stock and incentive awards to this individual in his capacity as a member of its Scientific Advisory Board.

11. Subsequent Events

In July 2015, the Company issued 8,188,000 shares of our common stock at $2.81 per share in an underwritten public offering. Net proceeds to the Company in connection with this offering were approximately $21.3 million after deducting underwriting discounts, commissions and other offering expenses.

On August 7, 2015, the Company refinanced its term loan facility with Oxford Finance LLC and Silicon Valley Bank, collectively referred to as the lenders, for an aggregate borrowing amount of $15 million. The first $10 million tranche of this new loan facility was made available to the Company immediately upon closing and was used in part to retire all $4.1 million of the Company’s existing debt outstanding on the closing date and to settle closing costs with the lenders. The balance of the first tranche will be used for general corporate purposes. The remaining $5 million, referred to as the second tranche, will be made available to the Company for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, the Company’s gout therapy drug candidate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

CymaBay Therapeutics, Inc. is focused on developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. Arhalofenate, our lead product candidate, is being developed for the treatment of gout, the most common form of inflammatory arthritis. Arhalofenate has successfully completed five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form as a result of elevated sUA levels. We believe the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what we believe could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,100 patients exposed to date. We have an end of phase 2 meeting with the FDA scheduled for the third quarter of 2015 to review the results of our clinical studies and to discuss the proposed design of a phase 3 program for arhalofenate.

Our second product candidate, MBX-8025, demonstrated favorable effects on cholesterol, triglycerides and markers of liver health in a Phase 2 clinical trial in patients with mixed dyslipidemia. We are pursuing development of MBX-8025 in a number of orphan diseases in which these attributes could be beneficial, such as homozygous familial hypercholesterolemia (HoFH) and primary biliary cirrhosis (PBC). We also believe that MBX-8025 could have utility in the treatment of severe hypertriglyceridemia (SHTG) and the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH). We have obtained orphan-drug designations for MBX-8025 in both HoFH and SHTG (Frederickson type I or V hyperlipoproteinemia).

In April 2015, we initiated a Phase 2 pilot study for MBX-8025 in patients with HoFH for which we expect to have data by the end of 2015. The primary objective of this study is to evaluate the effect of MBX-8025 on Low Density Lipoprotein Cholesterol (LDL-C). In addition, we are preparing for the initiation of a 12-week double-blind, placebo controlled Phase 2 study using MBX-8025 in patients with PBC in the fourth quarter of 2015. We anticipate the study to enroll approximately 75 patients receiving either placebo or one of two doses of MBX-8025, once daily. The primary endpoint is the reduction in serum alkaline phosphatase, an accepted biomarker of PBC. Secondary endpoints include cardinal symptoms of PBC, such as pruritus and fatigue.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances and review our estimates on an ongoing basis. We consider certain accounting policies including, but not limited to, research and development expenses and clinical accruals, stock-based compensation and valuation of warrant liabilities to be critical policies. Actual results may materially differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2015, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 23, 2015.

Results of Operations

General

To date, we have not generated any income from operations. As of June 30, 2015, we had an accumulated deficit of $384.4 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to date. While we may in the future generate revenue from a variety of sources, including product sales, royalties and license fees and milestone payments in connection with strategic partnerships, our product candidates are still under clinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	Variance	2015	2014	Variance
($ in thousands)
Operating expenses:
Research and development	$4,260	$4,083	$177	$8,447	$6,698	$1,749
General and administrative	2,285	1,666	619	4,874	4,166	708

Loss from operations	(6,545)	(5,749)	(796)	(13,321)	(10,864)	(2,457)
Interest expense, net	(139)	(172)	33	(266)	(345)	79
Other income (expense), net	5,327	2,749	2,578	9,902	(2,025)	11,927

Net loss	$(1,357)	$(3,172)	$1,815	$(3,685)	$(13,234)	$9,549

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended June 30, 2015 and 2014, research and development expenses were $4.3 million and $4.1 million, respectively. For the six months ended June 30, 2015 and 2014, research and development expenses were $8.4 million and $6.7 million, respectively. Research and development expenses are detailed in the table below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
($ in thousands)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Arhalofenate Gout - Phase 2b Randomized Study	$338	$2,663	$1,252	$4,149
Arhalofenate Gout - Febuxostat Combo Study	100	—	177	—
Arhalofenate Gout – Drug manufacturing	1,056	356	1,713	477
Arhalofenate Gout – Three Phase 2 Studies	—	1	—	(88)
MBX-8025	1,184	106	2,389	107
Other Projects	23	—	34	16

Total Project Costs	2,701	3,126	5,565	4,661
Internal Research and Development Costs	1,559	957	2,882	2,037

Total Research and Development	$4,260	$4,083	$8,447	$6,698

Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs decreased by $0.4 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, primarily due to a decrease in clinical development costs of arhalofenate, our lead product candidate, as our Phase 2b gout clinical trial was substantially completed in the second quarter of 2015. These lower clinical expenses were offset in part by increases in drug manufacturing costs related to registration batch production and other manufacturing process development activities for arhalofenate as well as costs incurred for toxicology studies and other development activities associated with MBX-8025. Internal research and development cost increased by $0.6 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to increased employee compensation expenses incurred in 2015 primarily to support the expansion of our clinical development activities.

Total project costs increased by $0.9 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to increases in drug manufacturing costs related to registration batch production and other manufacturing process development activities for arhalofenate as well as costs incurred for toxicology studies and other development activities associated with MBX-8025. These increased expenses were offset in part by a decrease in clinical development costs of arhalofenate, our lead product candidate, as our Phase 2b gout clinical trial was substantially completed in the second quarter of 2015. Internal research and development cost increased by $0.8 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to increased employee compensation expenses incurred in 2015 primarily to support the expansion of our clinical development activities.

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

General and administrative expenses increased $0.6 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. General and administrative expenses increased $0.7 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. These costs increases were primarily due to higher stock-based compensation and consulting expenses. For the next several quarters, we anticipate general and administrative expenses will remain relatively consistent with current levels, given that we have completed a substantial portion of the effort required to expand our infrastructure and we have secured the professional services necessary to support us as a public reporting company under the Exchange Act.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2015 reflected a gain of $5.3 million and for the three months ended June 30, 2014 reflected a gain of $2.7 million, in each case due to the remeasurement of our warrant liabilities at fair value. We use a binomial lattice option pricing model to value our warrants at each reporting date and the warrant valuations changed primarily due to variations in the price of our common stock which is an input to our valuation model. Specifically, during the three months ended June 30, 2015, the gain recognized was due primarily to a decrease in the value of our common stock from $6.92 at March 31, 2015 to $2.69 at June 30, 2015. During the three months ended June 30, 2014, the gain recognized was due primarily to a decrease in the value of our common stock from $8.00 at March 31, 2014, to $6.50 at June 30, 2014.

Other income (expense), net for the six months ended June 30, 2015 reflected a gain of $9.9 million and for the six months ended June 30, 2014 reflected a loss of $2.0 million, in each case due to the remeasurement of our warrant liabilities at fair value. Specifically, during the six months ended June 30, 2015, the gain recognized was due primarily to a decrease in the value of our common stock from $9.83 at December 31, 2014 to $2.69 at June 30, 2015. During the six months ended June 30, 2014, the loss recognized was due primarily to an increase in the value of our common stock from $5.00 at December 31, 2013, to $6.50 at June 30, 2014.

Liquidity and Capital Resources

Through June 30, 2015, we have funded our operations through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At June 30, 2015, we had cash, cash equivalents and marketable securities of $27.0 million, primarily as a result of the aggregate proceeds received in a series of equity and debt transactions initiated in 2013 and completed in the third quarter of 2014 (referred to herein as the 2013 financing), as well as ongoing sales under our at-the-market facility which we entered into in November 2014.

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

Term Loan Facility

The venture debt financing which was part of the 2013 financing was provided to us pursuant to a term loan facility with Silicon Valley Bank and Oxford Finance LLC, collectively referred to as the lenders, for an aggregate amount of $10 million, the first $5 million tranche of which was made available to us as of September 30, 2013. The remaining $5 million, referred to as the second tranche, became available to us for draw down upon our February 24, 2015, announcement of the achievement of positive Phase 2b study data (the second draw milestone) and remained available to us until June 30, 2015, or the occurrence and continuation of an event of default (as described in the term loan facility). We did not draw down on the $5 million second tranche before that portion of the loan facility expired on June 30, 2015. The first tranche bears interest at a rate equal to 8.75% per annum and matures 48 months following the funding date of such tranche. The proceeds of the term loan facility may be used for general corporate purposes.

We are permitted to make voluntary prepayments of the term loan with a prepayment fee equal to 3% of the term loan prepaid. We are required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of the outstanding principal of the outstanding term loan. After the 36-month amortization period, the remaining balance and a final payment equal to 6.50% of the original principal amount is payable on the maturity date. We are required to make mandatory prepayments of the outstanding term loans upon the acceleration by the lenders of such loans following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any all other obligations (each as defined or described under the term loan facility) that are due and payable at the time of the prepayment.

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

The term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, cross-defaults on our or any our subsidiary’s material indebtedness, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of June 30, 2015, we were in compliance with the terms of the term loan covenants and there were no identified events of default.

2015 Public Offering of Common Stock

In July 2015 we issued 8,188,000 shares of our common stock at $2.81 per share in an underwritten public offering. Net proceeds to us in connection with this offering were approximately $21.3 million after deducting underwriting discounts, commissions and other offering expenses.

2015 Term Loan Facility

On August 7, 2015, we refinanced our term loan facility with Oxford Finance LLC and Silicon Valley Bank, collectively referred to as the lenders, for an aggregate amount of $15 million. The first $10 million tranche of this new loan facility was made available to us immediately upon closing and was used in part to retire all $4.1 million of our existing debt outstanding on the closing date and to settle closing costs with the lenders. The balance of the first tranche will be used for general corporate purposes. The remaining $5 million, referred to as the second tranche, will be made available to us for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, our gout therapy drug candidate. For additional details regarding our 2015 Term Loan Facility, see Item 5, Other Information.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(11,468)	$(9,750)
Net cash provided by (used in) investing activities	7,653	(9,054)
Net cash provided by financing activities	3,931	2,405

Net increase (decrease) in cash and cash equivalents	$116	$(16,399)

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2015 was $11.5 million primarily due to a net loss of $3.7 million resulting from ongoing drug development activities, adjusted for a $9.9 million noncash gain recorded to revalue our warrant liability, a $1.3 million charge for stock-based compensation, and other changes in working capital.

Investing Activities: Net cash provided by investing activities was $7.7 million for the six months ended June 30, 2015, primarily due to net maturities of marketable securities.

Financing Activities: Cash provided by financing activities was $3.9 million for the six months ended June 30, 2015, primarily as a result of $4.3 million in net proceeds received from sales of our common stock in January and February 2015 pursuant to a $25 million at-the-market facility, offset primarily by $0.7 million in principal repayments on our loan facility.

Capital Requirements

As of June 30, 2015, our cash, cash equivalents and marketable securities totaled $27.0 million. These funds, together with the $21.3 million of net proceeds from a public offering of 8,188,000 shares of our common stock at $2.81 per share which we completed in July 2015, will satisfy our liquidity requirements through at least the end of the fourth quarter of 2016. We expect to incur substantial expenditures in the future for the development and potential commercialization of our product candidates. Because of this, we expect our future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases as well as a phase 3 clinical trial to study the therapeutic benefits of arhalofenateon patients with gout. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to reduce our development activities or to close our business.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)	Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(c)	Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

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

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research. *

We have consumed substantial amounts of capital to date as we continue our research and development activities. As of June 30, 2015, we had cash, cash equivalents and marketable securities of approximately $27.0 million. These funds were obtained through recent equity and debt financings. We believe that our existing cash, together with $21.3 million of net proceeds we received from a July 2015 public offering of our common stock, will allow us to continue operation through at least the end of the fourth quarter of 2016. We currently believe that we will need to raise additional capital to continue our operations thereafter. Our monthly spending levels vary based on new and ongoing development and corporate activities.

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

In the event we do not successfully raise sufficient funds in financing our product development activities, particularly related to the ongoing development of arhalofenate and development of MBX-8025, it will be necessary to curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether. To the extent that the costs of the ongoing development of arhalofenate exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to arhalofenate, outlicense intellectual property rights to arhalofenate, sell assets or effect a combination of the above. No assurance can be given that we will be able to effect any of such transactions on acceptable terms, if at all. Failure to progress the development of arhalofenate and MBX-8025 will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms (if at all).

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

We have incurred significant net losses in each year since our inception, including a net loss of approximately $31.9 million for the year ended December 31, 2014, and a net loss of $3.7 million for the six months ended June 30, 2015. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of June 30, 2015, we had an accumulated deficit of $384.4 million.

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

Risks Related to Clinical Development and Regulatory Approval

We depend on the success of our lead product candidate, arhalofenate and MBX-8025, which are still under clinical development and we may not obtain regulatory approval or successfully commercialize either of these product candidates.

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, arhalofenate, which has completed eight Phase 1 and nine Phase 2 clinical trials, including five Phase 2 studies in gout and our second product candidate, MBX-8025, which has completed five Phase 1 and one Phase 2 clinical trials. We have an end of phase 2 meeting with the FDA scheduled in the third quarter of 2015 prior to finalizing our plans for and initiating a phase 3 program for arhalofenate in gout. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In April 2015, we initiated a pilot study for MBX-8025 in patients with homozygous familial hypercholestorolemia (HoFH) and we are moving MBX-8025 forward in a Phase 2 clinical study for patients with PBC. The success of arhalofenate and MBX-8025, respectively, will depend on several factors, including the following:

•	successful enrollment and completion of clinical trials;

•	recognition by the FDA and other regulatory authorities outside of the U.S. of orphan disease designation for MBX-8025 in addition to those already obtained;

•	receipt of marketing approvals from the FDA and regulatory authorities outside the U.S. for our product candidate;

•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly if we commence a Phase 3 clinical trial with arhalofenate and undertake additional clinical trials of our other product candidates MBX-8025 and MBX-2982. Before we commence a Phase 3 clinical trial for arhalofenate, we will need to raise substantial additional capital. We also will need to raise substantial additional capital in the future to complete the development and commercialization of MBX-8025, as well as MBX-2982 for which we currently have no planned clinical trials. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development.

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

Arhalofenate has been studied in a total of 17 clinical trials with over 1,100 subjects. The emergence of adverse events (AEs) caused by arhalofenate in future studies could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. There is also a risk that our other product candidates, including MBX-8025, may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates, including arhalofenate and MBX-8025, may be negatively impacted.

Furthermore, if any of our approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including the following:

•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in a form of a risk evaluation and mitigation strategy (REMS);

•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications that could diminish the usage of the product or otherwise limit the commercial success of the affected product;

•	we may be required to change the way the product is administered or to conduct additional clinical studies;

•	we may choose to discontinue sale of the product;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

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

We have obtained orphan-drug designations for MBX-8025 for the treatments of HoFH and Frederickson Type I or V hyperlipoproteinemia. That exclusivity, or any other orphan exclusivity we may receive for another product candidate or indication, may not effectively protect the candidate from competition because: different drugs can be approved for the same condition; the same drugs can be approved for different indications and prescribed off-label; and the first entity with an orphan drug designation to receive regulatory approval for a particular indication will receive marketing exclusivity. If one of our product candidates that receives an orphan drug designation, including MBX-8025, is approved for a particular indication or use within the rare disease or condition, the FDA may later approve the same product for additional indications or uses within that rare disease or condition that are not protected by our exclusive approval. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target population, more effective or makes a major contribution to patient care.

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

Even if arhalofenate, MBX-8025 or any other product candidates receive regulatory approval, the products may not gain market acceptance among physicians, patients, health care payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any of our approved products will depend upon a number of factors, including:

•	the efficacy and safety, as demonstrated in clinical studies;

•	the risk/benefit profile of our product candidates such as arhalofenate;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the safety of product candidates seen in a broader patient group, including if physicians prescribe our products for uses outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the timing of market introduction of competitive products;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration; and

•	the effectiveness of our or our partners’ sales, marketing and distribution efforts.

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

If we, or our third party contractors, fail to comply with applicable regulatory requirements following approval of our product candidate, a regulatory agency may:

•	issue an untitled or warning letter asserting violation of the law;

•	seek an injunction or impose civil or criminal penalties up to and including imprisonment or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending NDA or supplements to an NDA; or

•	request recall and/or seize product.

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

Health care providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state health care laws and regulations, include the following:

•	the federal health Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal health care programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•	the federal transparency requirements under the Affordable Care Act, commonly referred to as the Physician Payments Sunshine Act, require manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare and Medicaid Services (CMS) payments and other transfers of value provided to physicians and teaching hospitals and ownership and investment interests held by physicians and other healthcare providers and their immediate family members in certain manufacturers and group purchasing organizations; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified by the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of arhalofenate. An alternative vendor would need to be qualified through a supplemental registration which would be expensive and could result in further delay. The FDA or other regulatory agencies outside of the U.S. may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production. These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of arhalofenate, and cause us to incur additional costs. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our supply chain for arhalofenate may be delayed, which could inhibit our ability to generate revenues.

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

If any of our product candidates, including arhalofenate and MBX-8025, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including arhalofenate and MBX-8025, will depend on a number of factors, including the following:

•	demonstration of clinical safety and efficacy in our clinical trials;

•	the risk/benefit profile of our product candidates such as arhalofenate;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the prevalence and severity of any side effects;

•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;

•	limitations or warnings contained in the FDA and other regulatory authorities approved label for the relevant product candidate;

•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the timing of market introduction of competitive products;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement, which may vary from country to country; and

•	the effectiveness of our or any future collaborators’ sales, marketing and distribution efforts.

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

As of June 30, 2015, we had 19 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize arhalofenate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, on July 28, 2014, we consummated a public offering of our common stock on a registration statement on Form S-1 pursuant to which we sold 4,600,000 shares of our common stock, including shares sold in connection with the exercise by the underwriters in the offering of an over-allotment of 600,000 shares, at a price of $5.50 per share, for aggregate net proceeds of $23.0 million. On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC and also entered into an ATM to sell up to $25 million of common stock under the registration statement under which we have sold additional shares of our common stock for net proceeds to us of $4.3 million during the period January 1, 2015 through June 30, 2015. On July 20, 2015 and July 27, 2015, we sold shares of our common stock for net proceeds to us of $21.3 million. If in the future, we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of June 30, 2015 was 244,830 shares.

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

Unregistered Sale of Equity Securities

From April 1, 2015, to June 30, 2015, we issued an aggregate of 9,703 shares of common stock to a stockholder upon the exercise of warrants exercisable for shares of our common stock. The 9,703 shares of common stock were issued pursuant to a net exercise provision as provided in the warrants. The issuance was in reliance on Rule 506 and Regulation D under the Securities Act and, with respect to net exercises, Section 3(a)(9) of Securities Act.

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

As of June 30, 2015, we estimate that we had used approximately $15.9 million of the proceeds on the development of MBX-8025 and ongoing development of arhalofenate and approximately $5.7 million for working capital, capital expenditures and other general corporate purposes. The remaining $1.5 million is held in cash, cash equivalents and short term investments. There has been no material change in the expected use of the net proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 22, 2014 (File No. 333-195127).

Item 5.	Other Information

On August 7, 2015, we entered into a Loan and Security Agreement pursuant to which we refinanced our term loan facility with Oxford Finance LLC and Silicon Valley Bank, collectively referred to as the lenders, for an aggregate amount of up to $15 million, which we refer to as the term loan facility. The first $10 million tranche of this new loan facility was made available to us immediately upon the closing and was used in part to retire all $4,070,056 of our existing debt outstanding on the closing date, and to settle closing costs with the lenders. The remaining $5 million, referred to as the second tranche, will be made available to us until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, our gout therapy drug candidate, which includes an upfront payment of not less than $35,000,000 (the “second draw milestone”).

The first loan tranche bears interest at a rate to be fixed on the advance date equal to the greater of (i) eight and seventy five hundredths percent (8.75%) and (ii) the sum of (a) the ninety (90) day U.S. LIBOR rate reported in the Wall Street Journal three (3) business days prior to the funding date of the first tranche, plus (b) eight and forty seven hundredths percent (8.47%). Under the first tranche, we are required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. If drawn, the second tranche will bear interest using the same rate formula as the first tranche and will amortize pursuant to a repayment schedule that is coterminous with the amortization period of the first tranche. Upon maturity of each tranche, the remaining balance of such tranche and a final payment equal to 6.50% of the original principal amount advanced of the applicable tranche are payable.

We are permitted to make voluntary prepayments of the term loans with a prepayment fee equal to 3% of the principal amount of any term loans prepaid. We are required to make mandatory prepayments of the outstanding term loans upon the acceleration by the lenders of such loans following the occurrence of an event of default, along with a payment of the final payment, the prepayment fee and any all other obligations that are due and payable at the time of the prepayment.

Our obligations under the term loan facility are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected first priority interest in all of our tangible and intangible assets, excluding our intellectual property. We also entered into a negative pledge agreement with the lenders pursuant to which we have agreed not to encumber any of our intellectual property.

The term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The representations and warranties contained in the loan facility were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement to allocate risk and may be subject to limitations agreed upon by the parties; accordingly, they should not be relied upon by investors as to assertions of factual matters. The term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral.

At the closing, we also agreed to pay a facility fee of 1.00% of the term loan facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years, in reliance on Rule 506 and Regulation D under the Securities Act.

Item 6.	Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Harold Van Wart
Harold Van Wart
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	August 11, 2015

By:	/s/ Sujal Shah
Sujal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 11, 2015

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document