Form 10-Q
period 2015-09-30
CymaBay Therapeutics, Inc.
filed 2015-11-12
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 2, 2015, there were 23,447,003 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$6,691	$11,586
Marketable securities	40,162	23,209
Contract receivables	—	211
Accrued interest receivable	209	136
Prepaid expenses	1,491	1,991
Other current assets	20	96

Total current assets	48,573	37,229
Property and equipment, net	69	86
Other assets	221	159

Total assets	$48,863	$37,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$707	$2,085
Accrued liabilities	4,017	3,388
Warrant liability	1,356	13,596
Facility loan	—	1,355
Accrued interest payable	73	35

Total current liabilities	6,153	20,459
Facility loan, less current portion	9,198	3,152
Other liabilities	18	13

Total liabilities	15,369	23,624

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 23,447,003 and 14,696,108 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	2	1
Additional paid-in capital	423,809	394,622
Accumulated other comprehensive loss	(8)	(14)
Accumulated deficit	(390,309)	(380,759)

Total stockholders’ equity	33,494	13,850

Total liabilities and stockholders’ equity	$48,863	$37,474

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$4,528	$3,848	$12,975	$10,546
General and administrative	2,201	1,687	7,075	5,853

Total operating expenses	6,729	5,535	20,050	16,399

Loss from operations	(6,729)	(5,535)	(20,050)	(16,399)
Other income (expense):
Interest income	46	19	99	48
Interest expense	(265)	(191)	(584)	(565)
Other income (expense), net	1,083	(254)	10,985	(2,279)

Net loss	$(5,865)	$(5,961)	$(9,550)	$(19,195)

Net loss	$(5,865)	$(5,961)	$(9,550)	$(19,195)
Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities	5	(15)	6	(17)

Other comprehensive income (loss)	5	(15)	6	(17)

Comprehensive loss	$(5,860)	$(5,976)	$(9,544)	$(19,212)

Basic net loss per common share	$(0.27)	$(0.44)	$(0.55)	$(1.72)

Diluted net loss per common share	$(0.27)	$(0.44)	$(0.58)	$(1.72)

Weighted average common shares outstanding used to calculate basic net loss per common share	21,674,742	13,468,081	17,368,309	11,148,695

Weighted average common shares outstanding used to calculate diluted net loss per common share	21,674,742	13,468,081	17,384,000	11,148,695

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(9,550)	$(19,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	13
Non-employee stock-based compensation expense	22	5
Employee and director stock-based compensation expense	1,852	1,012
Amortization of premium on marketable securities	347	289
Non-cash interest associated with debt discount accretion	152	144
Change in fair value of warrant liability	(10,985)	2,289
Loss on sale of property and equipment	—	2

Changes in assets and liabilities:
Contract receivables	211	96
Accrued interest receivable	(73)	(155)
Prepaid expenses	500	(1,038)
Other assets	14	(35)
Accounts payable	(1,378)	350
Accrued liabilities	629	2,491
Accrued interest payable	109	80
Other liabilities	5	10

Net cash used in operating activities	(18,128)	(13,642)

Investing activities
Purchases of property and equipment	—	(103)
Purchases of marketable securities	(41,772)	(24,782)
Proceeds from sales and maturities of marketable securities	24,478	5,049

Net cash used in investing activities	(17,294)	(19,836)

Financing activities
Proceeds from issuance of common stock and warrants, net of costs	25,375	25,430
Proceeds from facility loan, net	9,482	—
Payment of loan principal	(4,756)	—
Proceeds from issuance of common stock upon warrant exercises	426	—
Proceeds from issuance of common stock upon exercise of employee stock options	—	3

Net cash provided by financing activities	30,527	25,433

Net decrease in cash and cash equivalents	(4,895)	(8,045)
Cash and cash equivalents at beginning of period	11,586	24,401

Cash and cash equivalents at end of period	$6,691	$16,356

Supplemental disclosure of cash flow information
Cash paid for interest	$316	$328
Issuance of common stock warrants	258	443
Issuance of common stock upon warrant exercises	1,513	432
Noncash issuance costs incurred in common stock financing	—	453
Reclassification of incentive awards to equity	—	121

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2015, the Company incurred a net loss of $9.6 million and used $18.1 million of cash in operations. At September 30, 2015, the Company had an accumulated deficit of $390.3 million. CymaBay expects to incur increased research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of September 30, 2015, the Company’s cash, cash equivalents and marketable securities totaled $46.9 million. These funds are expected to satisfy the Company’s liquidity requirements through at least the end of the fourth quarter of 2016. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases as well as a phase 3 clinical trial to study the therapeutic benefits of arhalofenate on patients with gout. The Company will therefore continue to require additional financing to develop its products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available, the Company may be required to reduce development activities or to close its business.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2014, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2015. The results for the three and nine months ended September 30, 2015, are not necessarily indicative of results to be expected for the year or for any other period.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3 — Inputs that are unobservable for the asset or liability.

The carrying amounts of financial instruments such as cash and cash equivalents, contract receivables, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. The carrying value of the facility loan is reflective of the fair value based on market interest rates.

	As of September 30, 2015
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$5,294	$—	$—	$5,294
Corporate debt and asset backed securities	—	41,362	—	41,362

Total assets measured at fair value	$5,294	$41,362	$—	$46,656

Warrant liability	$—	$—	$1,356	$1,356

Total liabilities measured at fair value	$—	$—	$1,356	$1,356

	As of December 31, 2014
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$9,941	$—	$—	$9,941
Corporate debt and asset backed securities	—	23,209	—	23,209

Total assets measured at fair value	$9,941	$23,209	$—	$33,150

Warrant liability	$—	$—	$13,596	$13,596

Total liabilities measured at fair value	$—	$—	$13,596	$13,596

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

The Company holds a Level 3 liability associated with common stock warrants that were issued in connection with the Company’s series of equity and debt transactions initiated in 2013 and completed in the first quarter of 2014 (referred to herein as the 2013 financing) as well as a debt refinancing transaction (referred to herein as the 2015 term loan facility) completed in the third quarter of 2015. The warrants are considered a liability due to redemption provisions outside the control of the Company and are valued using an option-pricing model, the inputs for which include potential value driving milestones, the exercise price of the warrants, market price of the underlying common stock, expected term, volatility based on a group of the Company’s peers and the risk-free rate corresponding to the expected term of the warrants. Changes to any of the inputs to the option-pricing models used by the Company can have a significant impact on the estimated fair value of the warrants. For example, large declines in the value of the Company’s common stock significantly decreased the estimated fair value of the Company’s warrants resulting in significant revaluation gains in the nine months ended September 30, 2015.

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

Warrant Liability
Balance as of December 31, 2014	$13,596
Issuance of financial instrument	258
Change in fair value	(10,985)
Settlement of financial instrument	(1,513)

Balance as of September 30, 2015	$1,356

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

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of September 30, 2015 and December 31, 2014, cash restricted under these arrangements was $170,000 and $100,000, respectively. This amount is presented in other assets on the accompanying condensed balance sheets.

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

Common Stock Warrant Liability

Warrants issued to common stock holders and lenders by the Company in conjunction with the 2013 financing and the 2015 term loan facility were classified as liabilities in the accompanying condensed balance sheets, as the terms for redemption of the underlying security were outside the Company’s control. The warrants were recorded at fair value using either the Black-Scholes option pricing model, probability weighted expected return model or a binomial model, depending on the characteristics of the warrants. The fair value of these warrants is re-measured at each financial reporting period and immediately before exercise, with any changes in fair value being recognized as a component of other income (expense), net in the accompanying condensed statements of operations and comprehensive loss.

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

The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination based on the technical merits of the position. The Company records interest related to income taxes, if any, as interest, and any penalties would be recorded as other expense in the statements of comprehensive income (loss). There was no interest or penalties related to income taxes recorded during the nine months ended September 30, 2015 and 2014.

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

The calculation of diluted loss per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, corresponding adjustments to the denominator are required to reflect the related dilutive shares.

The Company’s computation of loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss allocated to common stock-basic	$(5,865)	$(5,961)	$(9,550)	$(19,195)
Adjustments for revaluation of warrants	—	—	(505)	—

Net loss allocated to common stock-diluted	(5,865)	(5,961)	(10,055)	(19,195)

Denominator:
Weighted average number of common stock shares outstanding — basic	21,674,742	13,468,081	17,368,309	11,148,695
Dilutive Securities
Common stock warrants	—	—	15,691	—

Weighted average number of common stock shares outstanding — diluted	21,674,742	13,468,081	17,384,000	11,148,695

Net loss per share — basic:	$(0.27)	$(0.44)	$(0.55)	$(1.72)

Net loss per share — diluted:	$(0.27)	$(0.44)	$(0.58)	$(1.72)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands).

	Three Months September 30,		Nine Months September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Warrants for common stock	1,667	1,787	1,492	1,787
Common stock options	1,785	992	1,785	992
Incentive awards	245	248	245	248

	3,697	3,027	3,522	3,027

3. Certain Balance Sheet Items

Property and equipment consists of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Office and computer equipment	$176	$176
Purchased software	46	46
Furniture and fixtures	33	33
Leasehold improvements	66	66

Total	321	321
Less accumulated depreciation and amortization	(252)	(235)

Property and equipment, net	$69	$86

Accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
	(unaudited)
Accrued compensation	$1,205	$1,504
Accrued pre-clinical and clinical trial expenses	2,365	1,732
Accrued professional fees	415	73
Other accruals	32	79

Total accrued liabilities	$4,017	$3,388

4. Common Stock Warrants

During the three and nine months ended September 30, 2015, the Company issued an aggregate of none and 132,295 shares of common stock, respectively, to stockholders upon the exercise of warrants exercisable for shares of the Company’s common stock. The 132,295 shares of common stock issued in the nine months ended September 30, 2015, were issued pursuant to both cash and net exercise provisions as provided in the warrants. Specifically, 74,136 shares of the Company’s common stock were issued in exchange for $0.4 million in cash and 58,159 shares of the Company’s common stock were issued in exchange for shares of its common stock in accordance with net exercise provisions. For each warrant exercised, the Company determined the warrant’s exercise date fair value and reclassified the fair value of such settled warrants from the warrant liability to additional paid-in capital, a component of stockholder’s equity. The aggregate amount of these fair value reclassifications totaled none and $1.5 million during the three and nine months ended September 30, 2015, respectively.

In August 2015, in connection with the Company’s 2015 term loan facility financing described in Note 6, the Company issued ten year warrants to purchase 114,436 shares of common stock at an exercise price of $2.84 per share. In January 2014, the Company completed the sale of common stock for aggregate proceeds of $3.0 million and as part of this transaction, the Company issued five-year warrants to purchase 120,800 shares of common stock at an exercise price of $5.75 per share. Due to certain provisions outside of the Company’s control, the Company is required to account for the warrants issued as a liability at fair value. In addition, the estimated liability related to the warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants. The issuance date fair value of the August 2015 and January 2014 warrants was $0.3 million and $0.4 million, respectively.

5. Collaboration and License Agreements

In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to MBX-8025 and certain other PPARd compounds (the “PPARd Products”) with Janssen Pharmaceutical NV, with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, the Company has full control and responsibility over the research, development and registration of any PPARd Products and is required to use diligent efforts to conduct all such activities. Janssen has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen has a right of first negotiation under the agreement to license a particular PPARd Product from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen is entitled to receive up to an 8% royalty on net sales of PPARd Products. No payments were made and no royalties were received under this agreement during the three and nine months ended September 30, 2015 and 2014.

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

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. Pursuant to the license agreement, all of the Company’s patents and patent applications related to arhalofenate, its use, and production are jointly owned with DiaTex. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on any sales of products containing arhalofenate. No development payments were made in the three and nine months ended September 30, 2015 and 2014 and no royalties have been paid to date.

6. Term Loan Facilities

2013 Term Loan Facility

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance (referred to herein as the lenders) for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the Company’s September 2013 financing. The loan had a fixed interest rate of 8.75% payable as interest only for twelve months and a thirty-six month loan amortization period thereafter, with a final interest payment of $0.3 million at the end of the loan period. The second tranche of $5.0 million became available to the Company upon its February 24, 2015 announcement of the achievement of positive Phase 2b data for the Company’s product candidate arhalofenate and remained available to the Company until June 30, 2015. Loans under the second tranche incurred interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum. On June 30, 2015, the second tranche portion of the loan facility expired unused by the Company.

At the time the first $5 million tranche of the facility loan was drawn down, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share. Upon issuance, the fair value of a warrant liability was recorded in the accompanying condensed balance sheets and must be revalued at each balance sheet date until the warrants are exercised or expire.

2015 Term Loan Facility

On August 7, 2015, the Company entered into a Loan and Security Agreement pursuant to which it refinanced its existing term loan facility with Oxford Finance LLC and Silicon Valley Bank, for an aggregate amount of up to $15 million. The first $10 million tranche of this new loan facility was made available to the Company immediately upon the closing and was used in part to retire all $4.1 million of the Company’s existing debt outstanding under the 2013 Term Loan Facility, and to settle accrued interest and closing costs with the lenders. The remaining $5 million, referred to as the second tranche, will be made available to the Company until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, the Company’s gout therapy drug candidate, which includes an upfront payment of not less than $35.0 million (the “second draw milestone”).

The first loan tranche bears interest at 8.77%, a rate which was determined on the advance date as being the greater of (i) 8.75% and (ii) the sum of 8.47% and the 90 day U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the first tranche. Under the first tranche, the Company is required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. If drawn, the second tranche will bear interest using the same rate formula as the first tranche and will amortize pursuant to a repayment schedule that is coterminous with the amortization period of the first tranche. Upon maturity of each tranche, the remaining balance of such tranche and a final payment equal to 6.50% of the original principal amount advanced of the applicable tranche are payable.

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

The Company’s obligations under the term loan facility are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected first priority interest in all of the Company’s tangible and intangible assets, excluding its intellectual property. The Company also entered into a negative pledge agreement with the lenders pursuant to which it has agreed not to encumber any of its intellectual property.

The term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of September 30, 2015, the Company was in compliance with the terms of the term loan covenants and there were no identified events of default.

At the closing, the Company also agreed to pay a facility fee of 1.00% of the term loan facility commitment. In addition, the Company issued warrants exercisable for a total of 114,436 shares of its common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years. Upon issuance, the fair value of a warrant liability of $0.3 million was recorded in the accompanying condensed balance sheets and will be revalued at each balance sheet date until the warrants are exercised or expire.

The Company evaluated the 2015 term loan facility in accordance with accounting guidance for derivatives and determined there was de minimus value to certain identified derivative features at issuance and at the subsequent reporting period September 30, 2015. The Company will continue to monitor and evaluate the value of these derivatives in future reporting periods and the need to recognize them in the financial statements.

7. Commitments and Contingencies

On November 8, 2013, the Company entered into a new lease commencing January 16, 2014, and expiring on December 31, 2018, for 8,894 square feet of office space in Newark, California. Rent expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2015 and 2014, respectively.

Future minimum lease payments are as follows (in thousands):

Lease Payments
Year ending December 31:
2015 (from October to December)	52
2016	216
2017	222
2018	228

Total future minimum payments	$718

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

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2015 and December 31, 2014. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Stockholders’ Equity

The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2015.

In July 2015, the Company issued 8,188,000 shares of its common stock at $2.81 per share in an underwritten public offering. Net proceeds to the Company in connection with this offering were approximately $21.1 million after deducting underwriting discounts, commissions and other offering expenses.

As of September 30, 2015 and December 31, 2014, the Company had reserved shares of authorized but unissued common stock as follows:

	September 30, 2015	December 31, 2014
	(unaudited)
Common stock warrants	1,667,398	1,768,347
Equity incentive plans	2,284,421	1,549,616

Total reserved shares of common stock	3,951,819	3,317,963

9. Stock Plans and Stock-Based Compensation

Stock Plans

On January 1, 2015, the share reserve of the Company’s 2013 Equity Incentive Plan, or 2013 Plan, automatically increased by 734,805 shares. From plan inception through September 30, 2015, the Company had granted options for an aggregate of 1,754,350 shares of the Company’s common stock under the 2013 Plan.

Stock-Based Compensation Expense

Employee and Director Expense

Employee and director stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Research and development	$213	$73	$607	$251
General and administrative	349	152	1,245	761

Total	$562	$225	$1,852	$1,012

10. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a key scientific and clinical advisor to the Company, a total of $60,000 in the year ended December 31, 2014 and $45,000 for the nine months ended September 30, 2015, in monthly cash retainers. The Company also issued options to purchase shares of common stock and incentive awards to this individual in his capacity as a key scientific and clinical advisor.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

CymaBay Therapeutics, Inc. is focused on developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. Arhalofenate, our lead product candidate, is being developed for the treatment of gout, the most common form of inflammatory arthritis. Arhalofenate has successfully completed five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form as a result of elevated sUA levels. We believe the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what we believe could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,100 patients exposed to date. We held an end of phase 2 meeting with the FDA in the third quarter of 2015 to review the results of our clinical studies and to discuss the proposed design of a phase 3 program for arhalofenate.

Our second product candidate, MBX-8025, demonstrated favorable effects on cholesterol, triglycerides and markers of liver health in a Phase 2 clinical trial in patients with mixed dyslipidemia. We are currently conducting an open-label Phase 2 pilot study of MBX-8025 in approximately 13 patients with homozygous familial hypercholesterolemia (HoFH) that we expect to be completed in the first quarter of 2016. We have also initiated a double-blind, placebo-controlled Phase 2 study of MBX-8025 in patients with primary biliary cholangitis (PBC), formerly referred to as primary biliary cirrhosis. In this study, approximately 75 patients with PBC who have had an inadequate response to ursodiol will be enrolled and randomized to receive either placebo or MBX-8025 (either 50 mg or 200 mg) for 12 weeks. The primary endpoint will be the change in alkaline phosphatase and is expected to include patients from the U.S., U.K., Canada, Germany and Poland. We expect this study to be completed by the end of 2016. We also believe that MBX-8025 could have utility in the treatment of severe hypertriglyceridemia (SHTG) and the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH). We have obtained orphan-drug designations for MBX-8025 in both HoFH and SHTG (Frederickson type I or V hyperlipoproteinemia).

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances and review our estimates on an ongoing basis. We consider certain accounting policies including, but not limited to, research and development expenses and clinical accruals, stock-based compensation and valuation of warrant liabilities to be critical policies. Actual results may materially differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2015, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 23, 2015.

Results of Operations

General

To date, we have not generated any income from operations. As of September 30, 2015, we had an accumulated deficit of $390.3 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to date. While we may in the future generate revenue from a variety of sources, including product sales, royalties and license fees and milestone payments in connection with strategic partnerships, our product candidates are still under clinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
($ in thousands)
Operating expenses:
Research and development	$4,528	$3,848	$680	$12,975	$10,546	$2,429
General and administrative	2,201	1,687	514	7,075	5,853	1,222

Loss from operations	(6,729)	(5,535)	(1,194)	(20,050)	(16,399)	(3,651)
Interest expense, net	(219)	(172)	(47)	(485)	(517)	32
Other income (expense), net	1,083	(254)	1,337	10,985	(2,279)	13,264

Net loss	$(5,865)	$(5,961)	$96	$(9,550)	$(19,195)	$9,645

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended September 30, 2015 and 2014, research and development expenses were $4.5 million and $3.8 million, respectively. For the nine months ended September 30, 2015 and 2014, research and development expenses were $13.0 million and $10.5 million, respectively. Research and development expenses are detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
	(unaudited)		(unaudited)
Arhalofenate Gout — Phase 2b Randomized Study	$105	$1,974	$1,357	$6,096
Arhalofenate Gout — Febuxostat Combo Study	—	347	177	376
Arhalofenate Gout — Drug manufacturing	940	504	2,653	981
Arhalofenate Gout — Three Phase 2 Studies	—	(1)	—	(90)
MBX-8025	2,174	118	4,563	225
Other Projects	5	11	39	27

Total Project Costs	3,224	2,953	8,789	7,615
Internal Research and Development Costs	1,304	895	4,186	2,931

Total Research and Development	$4,528	$3,848	$12,975	$10,546

Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs increased by $0.3 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily due to increases in drug manufacturing costs related to registration batch production and other manufacturing process development activities for arhalofenate as well as costs incurred for toxicology studies and clinical trial development activities associated with MBX-8025. These increases were partially offset by a decrease in clinical development costs of arhalofenate as our Phase 2b gout clinical trial was substantially completed in the second quarter of 2015. Internal research and development cost increased by $0.4 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to increased employee compensation expenses incurred in 2015 primarily to support the expansion of our clinical development activities.

Total project costs increased by $1.2 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to increases in drug manufacturing costs related to registration batch production and other manufacturing process development activities for arhalofenate as well as costs incurred for toxicology studies and clinical trial development activities associated with MBX-8025. These increased expenses were offset in part by a decrease in clinical development costs of arhalofenate as our Phase 2b gout clinical trial was substantially completed in the second quarter of 2015. Internal research and development cost increased by $1.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to increased employee compensation expenses incurred in 2015 primarily to support the expansion of our clinical development activities.

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

General and administrative expenses increased $0.5 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. General and administrative expenses increased $1.2 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. These cost increases were primarily due to higher stock-based compensation and consulting expenses. For the next several quarters, we anticipate general and administrative expenses will remain relatively consistent with current levels, given that we have completed a substantial portion of the effort required to expand our infrastructure and we have secured the professional services necessary to support us as a public reporting company under the Exchange Act.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2015 reflected a gain of $1.1 million and for the three months ended September 30, 2014 reflected a loss of $0.3 million, in each case due to the remeasurement of our warrant liabilities at fair value. We use an option pricing model to value our warrants at each reporting date and the warrant valuations changed primarily due to variations in the price of our common stock which is an input to our valuation model. Specifically, during the three months ended September 30, 2015, the gain recognized was due primarily to a decrease in the value of our common stock from $2.69 at June 30, 2015 to $1.94 at September 30, 2015. During the three months ended September 30, 2014, the loss recognized was due primarily to an increase in the value of our common stock from $6.50 at June 30, 2014, to $6.84 at September 30, 2014.

Other income (expense), net for the nine months ended September 30, 2015 reflected a gain of $11.0 million and for the nine months ended September 30, 2014 reflected a loss of $2.3 million, in each case due to the remeasurement of our warrant liabilities at fair value. Specifically, during the nine months ended September 30, 2015, the gain recognized was due primarily to a decrease in the value of our common stock from $9.83 at December 31, 2014 to $1.94 at September 30, 2015. During the nine months ended September 30, 2014, the loss recognized was due primarily to an increase in the value of our common stock from $5.00 at December 31, 2013, to $6.84 at September 30, 2014.

Liquidity and Capital Resources

Through September 30, 2015, we have funded our operations through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At September 30, 2015, we had cash, cash equivalents and marketable securities of $46.9 million, primarily as a result of proceeds received in a series of equity and debt transactions which are described further below.

Equity Transactions

On July 25, 2014, we completed a public offering of 4.6 million shares of our common stock at $5.50 per share which we refer to as our 2014 public offering. Net proceeds to us in connection with the 2014 public offering, were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

On November 7, 2014, we filed a $100 million shelf registration statement on Form S-3 with the SEC and also entered into an at-the-market facility to sell up to $25 million of common stock under the registration statement. In January and February 2015, we sold additional shares of our common stock under this facility for net proceeds to us of $4.3 million.

On July 27, 2015, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 8,188,000 shares of our common stock at $2.81 per share in an underwritten public offering. Net proceeds to us in connection with this offering were approximately $21.1 million after deducting underwriting discounts, commissions and other offering expenses.

2013 Term Loan Facility

The venture debt financing which was part of the 2013 financing was provided to us pursuant to a term loan facility with Silicon Valley Bank and Oxford Finance LLC, collectively referred to as the lenders, for an aggregate amount of $10 million, the first $5 million tranche of which was made available to us as of September 30, 2013 bearing interest at a rate equal to 8.75% per annum. The remaining $5 million, referred to as the second tranche, became available to us for draw down upon our February 24, 2015, announcement of the achievement of positive Phase 2b study data and remained available to us until June 30, 2015. We did not draw down on the $5 million second tranche before that portion of the loan facility expired on June 30, 2015.

2015 Term Loan Facility

On August 7, 2015, we entered into a new Loan and Security Agreement pursuant to which we refinanced our 2013 term loan facility with Oxford Finance LLC and Silicon Valley Bank, collectively referred to as the lenders, for an aggregate amount of up to $15 million, which we refer to as the 2015 term loan facility. The first $10 million tranche of this new loan facility was made available to us immediately upon the closing and was used in part to retire all $4.1 million of our existing term loan debt outstanding on the closing date, and to settle closing costs with the lenders. The remaining $5 million, referred to as the second tranche, will be made available to us until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, our gout therapy drug candidate, which includes an upfront payment of not less than $35,000,000 (the “second draw milestone”).

The first loan tranche bears interest at 8.77%, a rate determined on the advance date as being the greater of (i) 8.75% and (ii) the sum of 8.47% and the 90 day U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the first tranche. Under the first tranche, we are required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. If drawn, the second tranche will bear interest using the same rate formula as the first tranche and will amortize pursuant to a repayment schedule that is coterminous with the amortization period of the first tranche. Upon maturity of each tranche, the remaining balance of such tranche and a final payment equal to 6.50% of the original principal amount advanced of the applicable tranche are payable.

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

The term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The representations and warranties contained in the loan facility were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement to allocate risk and may be subject to limitations agreed upon by the parties; accordingly, they should not be relied upon by investors as to assertions of factual matters. The term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of September 30, 2015, we were in compliance with the terms of the term loan covenants and there were no identified events of default.

At the closing, we also agreed to pay a facility fee of 1.00% of the 2015 term loan facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(18,128)	$(13,642)
Net cash used in investing activities	(17,294)	(19,836)
Net cash provided by financing activities	30,527	25,433

Net decrease in cash and cash equivalents	$(4,895)	$(8,045)

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2015 was $18.1 million primarily due to a net loss of $9.6 million resulting from ongoing drug development activities, adjusted for an $11.0 million noncash gain recorded to revalue our warrant liability, a $1.9 million charge for stock-based compensation, and other changes in working capital.

Investing Activities: Net cash used by investing activities was $17.3 million for the nine months ended September 30, 2015, due to net purchases of marketable securities.

Financing Activities: Cash provided by financing activities was $30.5 million for the nine months ended September 30, 2015, primarily as a result of $4.3 million in net proceeds received from sales of our common stock in January and February 2015 pursuant to a $25 million at-the-market facility, $21.1 million in net proceeds received from a public offering of our common stock in July 2015, and $9.5 million in net proceeds from our 2015 term loan facility negotiated in August 2015, offset in part primarily by $4.8 million in principal repayments on our 2013 term loan facility.

Capital Requirements

As of September 30, 2015, our cash, cash equivalents and marketable securities totaled $46.9 million. These funds will satisfy our liquidity requirements through at least the end of the fourth quarter of 2016. We expect to incur substantial expenditures in the future for the development and potential commercialization of our product candidates. Because of this, we expect our future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases as well as a phase 3 clinical trial to study the therapeutic benefits of arhalofenate on patients with gout. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to reduce our development activities or to close our business.

Contractual Obligations and Commitments

Consistent with our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 23, 2015, we continue to rely on contract research organizations and other research support providers to perform clinical and preclinical studies for us and we contract with firms to supply our drug compounds for use in our development activities. As of September 30, 2015, under the terms of our agreements with these organizations, we are obligated to make future payments as services are provided. These agreements are terminable by us upon written notice. Generally, we are only liable for actual effort expended or cost incurred by the organizations at any point in time during the contract period through the notice period. Other than a $6.2 million contract research organization agreement executed in September 2015, there have been no significant changes to our aggregate contractual obligations as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)	Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(c)	Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

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

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research. *

We have consumed substantial amounts of capital to date as we continue our research and development activities. As of September 30, 2015, we had cash, cash equivalents and marketable securities of approximately $46.9 million. We believe that these funds, which were obtained through recent equity and debt financings, will allow us to continue operation through at least the end of the fourth quarter of 2016. We currently believe that we will need to raise additional capital to continue our operations thereafter. Our monthly spending levels vary based on new and ongoing development and corporate activities.

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

Beyond the plan of operations outlined above, our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies, including in particular the Phase 3 studies of arhalofenate and planned proof-of-concept studies of MBX-8025;

•	the need for additional or expanded clinical studies;

•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration and validation program;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing products and market developments.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates.

We have incurred significant net losses in each year since our inception, including a net loss of approximately $31.9 million for the year ended December 31, 2014, and a net loss of $9.6 million for the nine months ended September 30, 2015. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of September 30, 2015, we had an accumulated deficit of $390.3 million.

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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by a regulatory authority such as the U.S. FDA to perform studies or trials in addition to those that we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

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

Risks Related to Clinical Development and Regulatory Approval

We depend on the success of our lead product candidate, arhalofenate and MBX-8025, which are still under clinical development and we may not obtain regulatory approval or successfully commercialize either of these product candidates. *

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our lead product candidate, arhalofenate, which has completed eight Phase 1 and nine Phase 2 clinical trials, including five Phase 2 studies in gout and our second product candidate, MBX-8025, which has completed five Phase 1 and one Phase 2 clinical trials. We had an end of phase 2 meeting with the FDA in the third quarter of 2015 to review the results of our clinical studies and to discuss the proposed design of a phase 3 program for arhalofenate. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In April 2015, we initiated a pilot study for MBX-8025 in patients with homozygous familial hypercholestorolemia (HoFH) and we are moving MBX-8025 forward in a Phase 2 clinical study for patients with PBC. The success of arhalofenate and MBX-8025, respectively, will depend on several factors, including the following:

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

We have completed nine Phase 2 clinical studies of arhalofenate, including five in gout. In addition, six clinical studies with MBX-8025 and five clinical studies with MBX-2982 have been completed. However, we have never conducted a Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trials of arhalofenate for gout do not ensure that later clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

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

We have never tested MBX-8025 in clinical studies for the indications which we are currently pursuing for MBX-8025, including homozygous familial hypercholesterolemia (HoFH) and Primary Biliary Cirrhosis (PBC). If MBX-8025 does not demonstrate safety or efficacy in the treatment of any of these indications, or if the benefits of treatment with MBX-8025 do not outweigh the risks, our ability to successfully develop and commercialize MBX-8025 may be adversely affected.*

We have not previously completed a clinical trial of MBX-8025 for any of the indications for which we currently are pursuing, including HoFH and PBC. As a result, although we believe that MBX-8025 may be beneficial to address the diseases for which we are considering redirecting its development , there is no guarantee that MBX-8025 will prove to be safe or efficacious in the treatment of these diseases, or that we will be able to obtain regulatory approval for these indications. The results of these clinical studies and other nonclinical studies may determine whether the benefits perceived from the use of MBX-8025 would outweigh the risks perceived from treatment with MBX-8025.

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

Events which may result in delays or unsuccessful completion of clinical trials, including our future clinical trials for arhalofenate, include the following:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA or other regulatory authorities on final trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;

•	delays in obtaining required institutional review board (IRB) approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	delays caused by subjects dropping out of a trial due to side effects or otherwise;

•	delays caused by clinical sites dropping out of a trial;

•	time required to add new clinical sites; and

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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

We have obtained orphan drug designation for some of the targeted indications for MBX-8025 but not all possible indications for which we may seek approval and we may not be able to obtain or maintain orphan designation or obtain the benefits associated with orphan drug status, including market exclusivity. *

Regulatory authorities in some jurisdictions, including the United States and the European Union, or EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, as amended, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Generally, if a drug with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA or the European Medicines Agency, or EMA, from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in the European Union. The EU exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. In addition, the orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process. Also, regulatory approval for any product candidate may be withdrawn and other candidates may obtain approval before us.

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

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We currently rely on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supplies that will be used in clinical trials of our product candidates, including arhalofenate, and for commercialization of any of our product candidates that receive regulatory approval.

The facilities used by our contract manufacturers to manufacture the product candidates must be approved by the FDA pursuant to inspections that will be conducted only after we submit an NDA to the FDA, if at all. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no direct control over the ability of the contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. No assurance can be given that our manufacturers can continue to make clinical and commercial supplies of arhalofenate, or future product candidates, at an appropriate scale and cost to make it commercially feasible.

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

If any of our product candidates, including arhalofenate and MBX-8025, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including arhalofenate and MBX-8025, will depend on a number of factors, including the following:

•	demonstration of clinical safety and efficacy in our clinical trials;

•	the risk/benefit profile of our product candidates;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the prevalence and severity of any side effects;

•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;

•	limitations or warnings contained in the FDA and other regulatory authorities approved label for the relevant product candidate;

•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the timing of market introduction of competitive products;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement, which may vary from country to country; and

•	the effectiveness of our or any future collaborators’ sales, marketing and distribution efforts.

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

We are highly dependent on principal members of our executive team listed under “Business — Executive Officers of Registrant” of our Annual Report on Form 10-K as filed with the SEC on March 23, 2015. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace the loss of services of any executive or key employee, it may adversely affect the progress of our research, development and commercialization objectives.

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

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations. *

As of September 30, 2015, we had 20 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize arhalofenate and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. *

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, on July 28, 2014, we consummated a public offering of our common stock on a registration statement on Form S-1 pursuant to which we sold 4,600,000 shares of our common stock, including shares sold in connection with the exercise by the underwriters in the offering of an over-allotment of 600,000 shares, at a price of $5.50 per share, for aggregate net proceeds of $23.0 million. On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC and also entered into an ATM to sell up to $25 million of common stock under the registration statement under which we have sold additional shares of our common stock for net proceeds to us of $4.3 million during the period January 1, 2015 through September 30, 2015. On July 20, 2015 and July 27, 2015, we sold shares of our common stock for net proceeds to us of $21.1 million. If in the future, we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of September 30, 2015 was 254,367 shares.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock. In addition, our ability to pay cash dividends is currently prohibited without the prior consent of the lender pursuant to the terms of our 2015 loan and security agreement with Silicon Valley Bank and Oxford Finance LLC.

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

We have previously identified material weaknesses in our internal controls over financial reporting. *

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

Unregistered Sale of Equity Securities

From July 1, 2015 to September 30, 2015, we issued warrants exercisable for 114,436 shares of our common stock to the lenders in our 2015 term loan facility with a term of ten years and an exercise price of $2.84 per share. The issuance of the warrant was in reliance on Rule 506 and Regulation D under the Securities Act.

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

As of September 30, 2015, we estimate that we had used all $23.0 million of net proceeds from our 2014 public offering with approximately $16.8 million of the proceeds on the development of MBX-8025 and ongoing development of arhalofenate and approximately $6.2 million for working capital, capital expenditures and other general corporate purposes. There has been no material change in the expected use of the net proceeds from our public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) on July 22, 2014 (File No. 333-195127).

Item 6.	Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Harold Van Wart
Harold Van Wart
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	November 12, 2015

By:	/s/ Sujal Shah
Sujal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 12, 2015

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

10.1*	Master Services Agreement for Clinical Phase IIb/III Development Services Only, dated September 2, 2015, between CymaBay Therapeutics, Inc. and Pharmaceutical Research Associates, Inc.

10.2	Loan and Security Agreement, dated August 7, 2015, by and among CymaBay Therapeutics, Inc., Oxford Finance LLC, And Silicon Valley Bank

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Confidential treatment has been requested for portions of this exhibit.