Form 10-K
period 2015-12-31
CymaBay Therapeutics, Inc.
filed 2016-03-29
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Capital Market on June 30, 2015, was $40,789,823. This excludes 95,500 shares of the registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June 30, 2015. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding as of March 1, 2016, was 23,447,003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

CYMABAY THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “seek,” “target,” “goal,” “intend,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

CymaBay Overview

CymaBay Therapeutics, Inc. is focused on developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. Our two key clinical development candidates are MBX-8025 and arhalofenate.

We are currently developing MBX-8025 for the treatment of various orphan lipid and liver diseases. In an earlier Phase 2 clinical study conducted in patients with mixed dyslipidemia, MBX-8025 demonstrated favorable effects on cholesterol, triglycerides and markers of liver health. In March 2016, we announced data from a second Phase 2 clinical study evaluating MBX-8025 in 13 patients with homozygous familial hypercholesterolemia (HoFH). Five patients in this study experienced what we believe was a clinically meaningful maximal decrease in low density lipoprotein (LDL-C) of greater than 20% with three of them having decreases greater than 30%. However, given the variability in responses observed in this study, including a number of patients that did not experience a decrease in LDL-C, we believe additional proof-of-concept data would be warranted before determining whether or not to advance to a registration study of MBX-8025 in patients with HoFH. In November 2015, we initiated a double-blind, placebo-controlled Phase 2 study of MBX-8025 in patients with primary biliary cholangitis (PBC), formerly referred to as primary biliary cirrhosis. In this study, approximately 75 patients with PBC who have had an inadequate response to ursodiol are to be enrolled and randomized to receive either placebo or MBX-8025 (either 50 mg or 200 mg) for 12 weeks. The primary endpoint will be the change in alkaline phosphatase, and the study is expected to include patients from the U.S., as well as Canada, Germany, Poland and the U.K. We expect this study to be completed by the end of 2016. We also believe that MBX-8025 could have utility in the treatment of severe hypertriglyceridemia (SHTG) and the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH). We have obtained orphan-drug designations for MBX-8025 in both HoFH and SHTG (Frederickson type I or V hyperlipoproteinemia).

Arhalofenate, is being developed for the treatment of gout. Arhalofenate has been studied in five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form as a result of elevated sUA levels. We believe the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what we believe could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,100 patients exposed to date. We have completed end of phase 2 discussions with the FDA and intend to partner arhalofenate prior to advancing into phase 3 development.

CymaBay has reported net losses of $15.5 million and $31.9 million for the year ended December 31, 2015 and 2014, respectively. Our cash, cash equivalents and marketable securities balances as of December 31, 2015, were $41.5 million. Our average monthly cash usage for the year ended December 31, 2015, was approximately $1.9 million. As more completely described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have engaged in a series of private placements and public offerings from September 2013 through December 2015, pursuant to which we have raised an aggregate of $76.1 million of proceeds after deducting placement agent fees and offering expenses. We believe that our existing cash will allow us to continue operation through at least the next twelve months.

CymaBay Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing proprietary new medicines for metabolic and rare diseases with high unmet need. Key elements of our strategy are to:

•	develop MBX-8025 for high unmet need or orphan indications linked to defects in lipid storage, handling and utilization and certain diseases effecting liver function;

•	develop arhalofenate as a dual-acting treatment to lower sUA and prevent or reduce flares in patients with gout;

•	pursue partnerships to advance and commercialize arhalofenate and potentially other clinical candidates; and

•	strengthen our patent portfolio and other means of protecting exclusivity.

CymaBay Pipeline Overview

Our pipeline includes three unpartnered clinical stage product candidates and a number of preclinical programs.

MBX-8025

MBX-8025 is a selective agonist for the peroxisome proliferator-activated receptor delta (PPARd). An agonist is a substance that elicits a response by binding to a receptor. The PPARd receptor is a nuclear receptor that regulates genes involved in lipid storage, transport and metabolism (particularly fatty acid oxidation), in insulin signaling and sensitivity, and regulates certain inflammatory cells. MBX-8025 has the potential to treat a variety of disorders of lipid metabolism and certain diseases of the liver. Previously, MBX-8025 had been in development for the treatment of mixed dyslipidemia, which is characterized by elevated LDL-C and triglycerides (TGs). Results from our Phase 2 clinical study of MBX-8025 in patients with mixed dyslipidemia established effects of the drug that we believe have the potential to benefit patients affected with other conditions. In this study, MBX-8025 demonstrated an anti-atherogenic profile in which it lowered LDL-C, decreased the more atherogenic small dense LDL-C particles and raised HDL-C. In addition, MBX-8025 decreased TGs and free fatty acids. MBX-8025 also decreased C-reactive protein, a marker of systemic and local inflammation. Treatment with MBX-8025 also resulted in significant reductions in alkaline phosphatase (AP) and in gamma-glutamyl transferase (GGT). Taken together these metabolic improvements suggest that

MBX-8025 can address disorders manifested by increases in LDL-C, increases in TGs, liver cholestasis (the impairment of the flow of bile from the liver) and liver fat accumulation with subsequent inflammation.

Based on an evaluation of possible indications, we have decided to focus the development of MBX-8025 for serious rare and orphan diseases or more prevalent diseases with high unmet medical need and for which we can obtain positive initial clinical data in studies of less than six months duration. Compounds like MBX-8025 that work by interacting with the PPAR class of receptors (PPARa, PPARg and PPARd) are subject to a FDA partial clinical hold which limits clinical studies to durations of less than six months until the two-year rodent carcinogenicity studies are completed and evaluated. The decision as to whether to lift the hold is based on a benefit/risk assessment made by the FDA in which they weigh the potential benefit of the therapy for the proposed indication vs. any potential risk that may be identified from the rodent carcinogenicity findings. Thus, the lifting of the hold is typically taken when the carcinogenicity data (and the results of any subsequent de-risking experiments) and clinical efficacy data are both in hand. We have completed the carcinogenicity studies for MBX-8025 and have had discussions with the FDA regarding them. We have initiated additional experiments seeking to confirm that the findings are not relevant to human risk. Some of these experiments have been completed and others are on-going. Our goal is to complete the outstanding de-risking studies and to provide those data together with clinical data from HoFH and/or PBC to the FDA so that they can determine whether to lift the partial clinical hold. The decision on timing to meet with the FDA to discuss lifting the partial clinical hold is contingent on the availability and strength of the results from each of the HoFH and PBC studies. We will make those decisions when the results have been obtained and interpreted.

We believe MBX-8025 may provide a significant benefit for patients across a wide range of rare diseases associated with disorders of lipid metabolism, such as homozygous familial hypercholesterolemia (HoFH) and severe hypertriglyceridemia (SHTG) syndromes, and disorders of liver function, such as primary biliary cholangitis (PBC). We also believe that MBX-8025 could have utility in the treatment of the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH).

Nonclinical Overview

In vitro studies with cells and animal tissues, showed that MBX-8025 up-regulates genes involved in the metabolism and handling of lipids, most notably stimulation of fatty acid synthesis, transport and oxidation.

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

Three-month toxicology studies in rodents (alone and in combination with atorvastatin, the generic name of the cholesterol lowering drug Lipitor®) and in monkeys have been completed. In 2014, we initiated six month and twelve month toxicology studies of MBX-8025 in rodents and monkeys, respectively, that we expect to be completed and analyzed by the second quarter of 2016. In addition, the two-year carcinogenicity studies in mice and rats have been completed. Johnson & Johnson Pharmaceutical Research & Development filed an IND for this compound with the FDA in July 2005 and subsequently transferred the application to CymaBay in March 2007.

Clinical Studies with MBX-8025

Five Phase 1 and two Phase 2 clinical trials with MBX-8025 have been completed. A third Phase 2 clinical trial is currently ongoing in patients with primary biliary cholangitis (PBC). The first phase 2 clinical trial in overweight and obese patients with mixed dyslipidemia was an eight-week trial in which MBX-8025 was administered at doses of 50 or 100 mg/day both alone and in combination with 20 mg/day of atorvastatin. This study also had a placebo arm and a 20 mg/day atorvastatin monotherapy arm. Treatment effects with MBX-8025 observed in this study included lowering of LDL-C with selective depletion of pro-atherogenic dense LDL-C particles, decreases in triglycerides and increases in HDL. Patients taking MBX-8025 also experienced decreased levels of alkaline phosphatase and gamma glutamyl transferase, which when elevated are biochemical markers of cholestasis.

Based on our understanding of the mechanism of action of MBX-8025 and our prior clinical experience with the compound, we have redirected the development of MBX-8025 toward serious rare and orphan diseases or more prevalent diseases with higher unmet medical need. We have focused on diseases in which there is a clear scientific rationale or clinical data to suggest that the beneficial effects of MBX-8025 observed in our mixed dyslipidemia trial may be retained in that disease population, include HoFH, PBC, SHTG and NASH. Our Phase 2 studies with MBX-8025 in HoFH and PBC are summarized below.

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

HoFH is caused by loss-of-function mutations in both copies of the low-density lipoprotein receptor (ldlr) gene, leading to reduced or absent LDL-receptor protein (LDL-R) function. The disease affects approximately one in one million persons. The loss of LDL-R function leads to impaired removal of circulating LDL-C by the liver, resulting in exceptionally high LDL-C blood concentrations.

Treatment of HoFH is focused on reducing LDL-C levels, as compelling evidence exists from randomized, double-blind, placebo-controlled studies to support the causality of LDL-C in atherosclerotic cardiovascular disease. Considerable evidence implicates LDL-C as a causal mediator of cardiovascular disease in HoFH patients and reductions in LDL-C can be expected to decrease the risk of cardiovascular disease. HoFH subjects sometimes undergo a procedure called LDL-C apheresis, a process resembling dialysis in which blood is removed from a patient, the plasma is separated from blood cells, and the plasma is passed over a column to remove LDL prior to recombining it with the blood cells and returned to the patient. The reduction in LDL-C by apheresis has been shown to reduce cardiovascular events in HoFH patients. Initial treatment of HoFH entails adoption of a low fat diet and exercise program, usually with limited effectiveness. This is followed by first-line therapies for reducing LDL-C, including statins, cholesterol absorption inhibitors and bile acid sequestrants. Unfortunately, these conventional therapies work largely through up-regulation of the LDL-R. Thus, they do not provide optimal control of LDL-C in patients with HoFH in whom LDL-R activity is impaired or absent. Patients having a small amount of residual LDL-R activity may receive a modest reduction in LDL-C with maximal conventional therapy, but most patients with HoFH respond insufficiently.

As mentioned above, LDL apheresis is complicated mechanical method to reduce LDL-C and is currently a treatment of last resort for HoFH. It is a complex and inconvenient procedure that sometimes requires an arterio-venous fistula, similar to the situation for patients undergoing chronic dialysis. The procedure is not widely available. Apheresis transiently reduces LDL-C, but rebound of LDL-C levels requires that it be repeated chronically every one to two weeks.

Several drugs have been recently approved for use in combination with diet, exercise and conventional lipid lowering therapy to treat HoFH. The first is lomitapide (Juxtapid, Aegerion® Pharmaceuticals) that lowers LDL-C by inhibiting microsomal triglyceride transfer protein (MTP), a protein whose activity is required for the production of very low density lipoprotein (VLDL-C), a precursor of LDL-C. Lomitapide produces decreases in LDL-C of approximately 40% from a baseline LDL-C level of 337 mg/dL and gets 28% of patients to the LDL-C target of <100 mg/dL. A side effect of lomitapide treatment is that fat accumulates in the liver, thereby causing hepatic steatosis, with or without concurrent increases in transaminases. For this reason, the drug carries a black box warning and a requirement for monthly liver function monitoring tests. Lomitapide also blocks MTP in enterocytes (cells lining the gastrointestinal tract), leading to an accumulation of fat in the intestinal mucosa. This can reduce the absorption of fat-soluble nutrients and causes gastrointestinal issues (diarrhea, abdominal pain). Subjects on lomitapide should be prescribed concomitant fat-soluble vitamin supplementation and should adhere to a restrictive diet supplying less than 20% of energy from fat.

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

The third and most recently approved drug for HoFH is evolocumab (Repatha, Amgen Inc.). Evolocumab is a human monoclonal IgG2 antibody directed against human proprotein convertase subtilisin kexin 9 (PCSK9). Evolocumab binds to PCSK9 and inhibits circulating PCSK9 from binding to the LDL-R, preventing PCSK9 targeting of LDL-R degradation and permitting LDL-R to recycle back to the liver cell surface. By inhibiting the binding of PCSK9 to LDL-R, evolocumab increases the number of hepatic cell surface LDL-Rs available to clear LDL from the blood, thereby lowering LDL-C levels.

While these drugs offer additional treatment options for patients with HoFH, there remains a high degree of unmet medical need. Even with an aggressive combination of available therapies, subjects with HoFH generally have LDL-C levels substantially above treatment targets. Many patients also have difficulty accessing or tolerating available treatments.

In January 2015, we announced preclinical data demonstrating the potential of MBX-8025 to treat patients with HoFH. MBX-8025 gave durable and significant decreases in LDL-C concentrations of greater than 40% in the Watanabe Heritable Hyperlipidemic rabbit, an accepted pre-clinical model of human HoFH. Based on this preclinical data, our understanding of the mechanism of action of MBX-8025 and the remaining unmet need for these patients despite the approval of recent therapies, we conducted a Phase 2 pilot study of MBX-8025 in HoFH patients.

Phase 2 Study of MBX-8025 in HoFH

In April 2015, we initiated a Phase 2 study of MBX-8025 in patients with HoFH. This was an open label, dose escalation study of 12 weeks duration conducted at five centers in Europe and Canada. Thirteen patients were enrolled, all of whom had genetically confirmed HoFH, including 2 subjects who had functionally negative mutations in their LDL-R genes. All of the subjects were taking ezetimibe and were on maximum statin therapy. None of the study participants received lomitapide, mipomersen or a PCSK9 inhibitor. Eight patients were undergoing concomitant apheresis on a weekly or biweekly schedule. Despite being on maximal conventional therapy, the average baseline LDL-C was 368 mg/dL. Subjects received once daily treatment with 50 mg of MBX-8025 for 4 weeks, after which the dose was escalated to 100 and 200 mg in successive 4 week periods. The goals of the study were to evaluate the effect on LDL-C as well as a spectrum of other lipid-related parameters, including PCSK9 levels, and to collect safety information.

Two different per-protocol analyses were performed on 12 subjects. A responder analysis was carried out which reflects the largest decrease in LDL-C observed during treatment for each subject. Three subjects (25%) exhibited a greater than or equal to 30% decrease. Five subjects (42%) had a greater than or equal to 20% decrease, including one patient that was receptor negative and seven subjects (58%) had a greater than or equal to 15% decrease. Five subjects had a less than 15% decrease. The average maximum decrease in the study was 19%. Because of the high baseline LDL-C levels in these individuals, these percentage decreases correspond to significant absolute decreases in LDL-C (mean decrease of 109 mg/dL for the subjects with the greater than or equal to 15% decrease). Although reductions in LDL-C tended to be greater at the higher doses, no clear dose response was observed.

In a second analysis, the mean change in LDL-C for each subject was calculated by averaging values across all doses and dosing periods while on treatment. The overall mean change for all 12 subjects was a decrease of 10%. Eight of these subjects had a mean decrease in LDL-C of 16%, including three with a greater than 20% decrease. This included one patient who was receptor negative. This was offset by four patients who showed a mean increase of 4%.

Mean PCSK9 was elevated at baseline (544 +/- 133 ng/mL), as anticipated for patients with HoFH, and increased during treatment by a mean of 43%. During the study, decreases in the mean levels of alkaline phosphatase (30%), gamma glutamyl transferase (27%) and total bilirubin (22%), which are markers of cholestasis, were also observed. There were three severe adverse events (SAEs), none drug related, and three treatment discontinuations for adverse events (AEs) possibly related to MBX-8025.

The LDL-C levels of most HoFH patients are not optimally controlled and there is still a need for new therapeutic approaches. The finding that MBX-8025 lowers LDL-C while raising PCSK9 indicates that the full potential of MBX-8025 should be evaluated when treating HoFH patients on a background of maximal conventional lipid lowering therapy and a PCSK9 inhibitor. We are currently evaluating the feasibility of such a study.

Primary Biliary Cholangitis (PBC)

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

PBC affects primarily women with peak incidence in the fifth decade of life. It has been recognized as an orphan disease both in the U.S. and in the E.U. It is a long-term debilitating and life-threatening disease. Fatigue and pruritus (itching) are the most common presenting symptoms. Pruritus, which occurs in 20 to 70% of patients, can be extremely distressing for patients. Other common findings include jaundice, hyperlipidemia (notably hypercholesterolemia), hypothyroidism, osteopenia and osteoporosis, and coexisting autoimmune diseases. Portal hypertension is a late complication of the disease, as is malabsorption, deficiencies of fat-soluble vitamins, and steatorrhea (excess fat in feces).

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

Other therapies, such as colchicine, methothrexate, prednisone and multiple immunosuppressive regimens have been attempted. However, their efficacy is controversial, limited, or unproven and they are associated with multiple side-effects, impacting tolerance and safety. Liver transplantation improves survival in patients with PBC, and it is the only effective treatment for those with liver failure. However cirrhosis recurs in 15% of patients at three years and in 30% at 10 years. As a result, despite the previously mentioned therapeutic interventions, it is recognized that PBC continues to progress in many patients and additional medical treatment is needed to address this disease.

The bile acid analog obeticholic acid (OCA, Intercept Pharmaceuticals) is under review by the FDA and the European Medicines Agency for PBC. OCA has received orphan designations in the U.S. and the E.U. and Fast Track status in the U.S. Clinical proof-of-concept has been established in two 12-week Phase 2 studies (one in ursodiol non-responders and one in treatment naïve or intolerant patients) using AP as the primary endpoint (<1.67 times the upper limit of normal with >15% reduction) + normal bilirubin. Approximately 40% of patients met the primary endpoint. A Phase 3 study was completed that met its primary endpoint. It remains unclear what the criteria are for registration.

Both AP and GGT are common biochemical markers of cholestasis and their elevation is presumably a consequence of the toxic effects of retention of bile acids in liver cells. AP levels in PBC patients have been used as a primary outcome measure in proof-of-concept clinical trials and as a key secondary outcome in pivotal trials. The observation that MBX-8025 produces significant reductions in these surrogate markers suggests that the drug may improve biliary function, ameliorate cholestasis and, hence, be a novel treatment for PBC. The coordinate decrease in AP and GGT levels indicates that the AP decrease is indeed hepatic in origin. The magnitude of the change in AP with MBX-8025 (~30-40%) is similar to that seen after treatment with ursodeoxycholic acid after eight weeks. In addition to the potential benefit to improving biliary function, we believe MBX-8025 may confer improvements in lipid parameters including reductions in LDL-C and TGs.

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

Phase 2 Study of MBX-8025 in PBC

In November 2015, we initiated a Phase 2 study of MBX-8025 in patients with primary biliary cholangitis. In this study, approximately 75 patients who have had an inadequate response to ursodiol will be enrolled and randomized to receive either placebo or MBX-8025 (either 50 mg or 200 mg once daily) for 12 weeks. The primary endpoint will be the change in alkaline phosphatase, a parameter that has been used in prior clinical studies with PBC and which is believed to reflect the status of the disease. A variety of secondary outcomes including safety, tolerability, effects of MBX-8025 on PBC response criteria, effects of MBX-8025 on other markers of liver function, lipids, pruritus and Quality of Life will also be studied. We expect the study to enroll patients in the U.S. as well as Canada, Germany, Poland and the U.K. and expect it to be completed by the end of 2016.

Severe Hypertriglyceridemia (SHTG)

Severe HTG (SHTG, TGs > 500 mg/dL) is associated with an increased risk of pancreatitis. As a result, management of HTG and SHTG is also an important goal of lipid therapy. Most patients with HTG can be managed with available TG-lowering therapies including fibrates, niacin and fish oil components. However, there remains an unmet need for addressing SHTG which may arise from a variety of circumstances. It is estimated that there are approximately five million patients in the U.S. with SHTG; however, the Fredrickson classification of hyperlipidemias further subdivides the overall population into several types, some of which can be classified as orphan diseases.

According to the Fredrickson classification of hyperlipidemias, several types of HTG have been identified. This includes Type 1a, a rare genetic disease also called familial chylomicronemia syndrome (FCS), in which chylomicrons (lipoprotein particles formed in the intestine that are rich in TGs and which serve to transport lipid to other tissues in the body) are markedly elevated due to decreased activity of liporprotein lipase (LPL), the enzyme that is primarily responsible for their metabolism. FCS affects about one in one million people worldwide. Type 1b is another form characterized by a deficiency in a protein component of chylomicrons called apo-CII which is needed to activate LPL and facilitate chylomicron metabolism. Another form is Type 5 in which very low density lipoprotein (VLDL) is elevated in addition to chylomicrons and is likely caused by yet incompletely defined variety of molecular defects. Elevated chylomicrons are thought to have a number of consequences including increased risk of acute and chronic pancreatitis which are serious medical conditions. Extremely high levels of TGs are a surrogate marker for high chylomicron levels.

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

We believe that MBX-8025 may be able to benefit patients with SHTG by virtue of its ability to simultaneously lower TGs and LDL-C. This benefit has been observed both in monotherapy as well as in combination with atorvastatin in patients with mixed dyslipidemia. Drugs currently marketed for the treatment of SHTG lower TGs with either a worsening or lack of meaningful improvement in LDL-C. Recognizing that SHTG is a heterogeneous collection of diseases, we are continuing our assessment of the best patient populations to study in a small Phase 2 clinical trial.

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

Based on data from our Phase 2 clinical trial in patients with mixed dyslipidemia and available data from other PPARd agonists, we believe MBX-8025 may have utility in treating patients with NASH. The decrease in GGT, a biochemical marker which has been recognized to be linked with hepatic fat accumulation, observed in our phase 2 mixed dyslipidemia trial is consistent with results reported for another PPARd agonist GW501516. A short term clinical trial with GW501516 demonstrated that the compound decreased hepatic fat. In addition to our clinical experience with MBX-8025, along with that of other PPARd agonists, the well documented property that MBX-8025 induces the oxidation of fatty acid leads us to believe that our compound could potentially benefit patients affected with NAFLD who are further at risk of developing NASH. We continue to evaluate the opportunity to develop MBX-8025 in NASH among a number of additional indications.

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

Uricosurics are ULTs that lower sUA by promoting the excretion of uric acid by the kidney. Lesinurad (Zurampic®, AstraZeneca PLC) is a uricosuric that blocks URAT1, the main urate transporter/exchanger in renal proximal tubules. Zurampic 200mg in combination with a xanthine oxidase inhibitor was approved in the U.S. in 2015 and in the E.U. in 2016 for the treatment of hyperuricemia associated with gout in patients that have not reached target serum uric acid levels with an XO inhibitor alone. The FDA approved Zurampic with a black-box warning regarding the potential for acute renal failure and the approved indication is restricted to its use in combination with an XO inhibitor.

To address the increase in flare rate associated with initiation of ULT therapy, anti-inflammatory drugs such as colchicine and NSAIDs are co-prescribed with ULTs. These agents cause adverse effects. The risks associated with colchicine include diarrhea, nausea, vomiting, and neuromuscular toxicity. Long term use of colchicine should be carefully monitored. NSAIDs are associated with gastrointestinal (GI) bleeding that can be severe and life-threatening. Their long-term use is associated with an increased risk of renal toxicity, chronic renal insufficiency and increased cardiovascular morbidity. Steroids are also associated with GI bleedings. They can severely worsen hypertension and diabetes that are frequent comorbities of gout patients and their chronic use is associated with debilitating osteoporosis and bone fractures.

Arhalofenate Has the Potential to Address the Unmet Needs in Gout

We believe that a significant opportunity exists for arhalofenate as a result of its combined anti-flare activity and its sUA lowering activity. As an investigational Urate Lowering Anti-Flare Therapy (ULAFT), arhalofenate has the potential to address the unmet needs of gout patients by preventing flares while helping patients to achieve sUA target goals. This dual activity might also be advantageous when combining arhalofenate with febuxostat to increase the number of patients reaching their desired sUA targets, to limit the number of flares and, in patients with tophaceous gout, to potentially resolve tophi.

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

Arhalofenate has been studied in five Phase 2 gout clinical studies. Collectively across these studies, we evaluated the safety and efficacy of arhalofenate in doses ranging from 400 mg – 800 mg as monotherapy and in combination with the two approved XO inhibitors, allopurinol and febuxostat. The results of these studies collectively support further development of arhalofenate as a potential urate-lowering anti-flare therapy (ULAFT) for the large number of gout patients that are inadequate responders or are intolerant to XO inhibitors.

Conclusions of Arhalofenate’s Clinical Experience

Arhalofenate has been studied in a total of 17 clinical studies with over 1,100 subjects in healthy volunteer, type 2 diabeticand gout populations. These include Phase 1 studies of safety, tolerability and PK, Phase 2 studies of blood glucose effects in diabetics, and Phase 2 studies of sUA and flare effects in gout patients. Arhalofenate was generally well tolerated with a safety profile that supports development for gout.

In clinical studies conducted to date that included over two hundred patients with hyperuricemia and a diagnosis of gout, arhalofenate was found to be well tolerated when dosed at 400 mg, 600 mg or 800 mg once daily up to twelve weeks. Arhalofenate treatment resulted in reductions in sUA whether administered alone or in combination with a XO inhibitor. As a uricosuric, arhalofenate decreases sUA by increasing the urinary excretion of uric acid. In clinical trials to date, Arhalofenate has increased the fractional excretion of uric acid with levels that were at or near normal without overcorrection.

In addition, arhalofenate when administered at 800 mg daily without colchicine decreased the incidence of flares and also increased the proportion of patients not experiencing any flare. Activity against flares would address one of the most burdensome symptoms for gout patients.

Phase 3 Gout Program

In January 2016, we announced the completion of our End of Phase 2 discussions with the FDA for arhalofenate. We reached agreement with the FDA on all of the key elements of a Phase 3 program that would support registration. The program would include two Phase 3 studies of arhalofenate in combination with febuxostat in patients with chronic gout and a third study in tophaceous gout, a more advanced form of the disease in which patients have deforming nodular deposits of urate crystals in soft tissues and joints, referred to as tophi. In total, the agreed upon Phase 3 program would enroll approximately 1300 patients intended to receive treatment for at least 12 months. The dose of arhalofenate would be 800 mg in all three studies. For the two trials in chronic gout patients, the febuxostat dose would be 40 mg, while in the tophaceous gout study, it would be 80 mg.

Agreement was reached on coprimary efficacy endpoints for the sUA and flare effects of arhalofenate. The sUA responder rates for a target of <6 for patients with chronic gout and <5 mg/dL for patients with tophaceous gout. These data could support an indication for the management of hyperuricemia associated with gout in combination with febuxostat. Patient reported flares would be collected with an electronic diary and assessed using the same flare definition successfully used in the Phase 2 program. These data could support an indication for flare prophylaxis. In addition, agreement was reached on the methodology to be used for assessing the resolution of tophi in patients with tophaceous gout.

The goal of this program would be to establish clinically meaningful benefit on endpoints for both flare parameters and sUA responder rates. Studies in this program would be randomized, double-blind studies, with appropriate controls and statistical power. A small number of Phase 1 studies, including necessary drug-drug interaction studies, or special population studies, would also be conducted prior to submission of an NDA.

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

License Agreements and Intellectual Property

General

We actively seek to obtain, where appropriate, patent protection and regulatory exclusivity for the proprietary technology that we consider important to our business, including compounds, compositions and formulations, their methods of use and processes for their manufacture both in the United States and other countries. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing to develop and maintain our proprietary position. Our success depends in part on our ability to obtain, maintain and enforce proprietary protection for our product candidates, technology and know–how, to operate without infringing the proprietary rights of others, and to exclude others from infringing our proprietary rights. However, patent protection may not afford us complete protection against competitors who seek to circumvent our patents.

We also depend upon the skills, knowledge, experience and know-how of our management, research and development personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely, and will in the future rely, on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Collaborations and Licensing Agreements

We have entered into various arrangements with licensors and licensees. The current collaborations are summarized below.

Johnson and Johnson: In June 2006, we entered into a license agreement with Janssen Pharmaceutical NV (Janssen NV) in which we received an exclusive worldwide, royalty-bearing license to MBX-8025 and certain other PPARd compounds (the “PPARd Products”) with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, we have full control and responsibility over the research, development and registration of any PPARd Products and are required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen NV has a right of first negotiation under the agreement to license a particular PPARd Product from us in the event that we elect to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARd Products. Under the terms of the agreement, if we do not expend more than a de minimus amount of effort and resources on the research and/or development of at least one PPARd product, such action would constitute a default under the agreement. In addition, if we fail to make any payment called for under the agreement, disclose any non-exempt confidential information related to the agreement, or fail to use diligent efforts to promote, market and sell any PPARd Product under the agreement, such action would constitute a default under the agreement. In the event of such default, or upon our termination of the agreement, we shall grant Janssen NV a worldwide, exclusive, irrevocable license under the agreement in all information that is controlled, developed or acquired by us which relate to a PPARd compound or PPARd Product and in all patents that are filed during the term of the agreement with a priority date after the effective date of the agreement and relate to a PPARd compound or PPARd Product.

In June 2010, we entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen) to further develop and discover undisclosed metabolic disease target agonists for the treatment of T2DM and other disorders and received a one-time nonrefundable technology access fee related to the agreements. We are also eligible to receive up to $228 million in contingent payments if certain development and commercial events are achieved as well as royalties on worldwide net sales of products. No such payments have been made to date. Under the terms of the agreements, Janssen has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease targets and is required to use diligent efforts to conduct all such activities. A joint steering committee with equal representation from each party will oversee the development of products. Following June 2012, all decisions of the joint steering committee are to be made by Janssen. We have the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of our patents with respect to metabolic disease target agonists. Under the terms of the agreements, if we disclose any non-exempt confidential information related to the agreements, such action would constitute a default under the agreements. In addition, if we breach any of our representations or warranties under the agreements, such action would constitute a default. In the event of a default, the agreements do not provide that we will lose any of our rights to the intellectual property developed under the agreement. We received a termination notice from Janssen, effectively ending these development and licensing agreements in early April 2015. In December 2015, we exercised an option pursuant to the terms of one of the original agreements to continue work to research, develop and commercialize compounds with activity against an undisclosed metabolic disease target. Janssen granted us an exclusive, worldwide license (with rights to sublicense) under the Janssen know-how and patents to research, develop, make, have made, import, use, offer for sale and sell such compounds. We have full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease target and are required to use diligent efforts to conduct all such activities.

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

Research and Development Agreements

INC Research: In February 2014, we entered into a Master Services Agreement with INC Research, LLC and related initial work order for INC Research to provide contract clinical research and development services to us in connection with our Phase 2b study of arhalofenate in gout. The Agreement provides that we may engage INC Research from time to time to provide services in accordance with work orders mutually agreed and budgeted between the parties for clinical research and development of arhalofenate which total is anticipated to exceed approximately $8 million. The master services agreement provides customary terms and conditions, including those for performance of services by INC Research in compliance with work orders, standard operating procedures, FDA and ICH requirements and all applicable laws. We remain responsible for all regulatory responsibilities and the determination of any work orders, subject to mutual agreement on the specific terms of any such work orders. The master services agreement has a term of five years; provided that we may terminate the master services agreement or any individual work order on thirty (30) days written notice, or immediately in the event of any safety risk associated with the services the being performed. In addition, either party may terminate the master services agreement or any applicable work order upon thirty (30) days written notice for a material breach by the other party.

Pharmaceutical Research Associates, Inc.: In September 2015, we entered into a Master Services Agreement with Pharmaceutical Research Associates, Inc (PRA) and related initial work order for PRA to provide contract clinical research and development services to us in connection with our Phase 2 study of MBX-8025 in PBC. Under this agreement, we may engage PRA from time to time in accordance with mutually agreed work orders. The initial work order includes services for our clinical candidate, MBX-8025, and the total cost under such initial work order are anticipated to be approximately $6.2 million. The agreement provides for performance of services by PRA in compliance with work orders, industry standards, FDA and ICH requirements and all applicable laws. We remain responsible for all regulatory responsibilities unless specifically transferred to PRA, as well as the determination of any work orders, subject to mutual agreement on the specific terms of any such work orders. The agreement has a term of five years, and we can terminate the agreement or any individual work order upon thirty (30) days written notice. In addition, either party may terminate the agreement or any applicable work order upon thirty (30) days written notice for an uncured material breach by the other party, or immediately in the event of the other party’s bankruptcy, insolvency, liquidation or assignment for the benefit of creditors.

Intellectual Property

We own and co-own approximately 46 United States patents, 175 foreign patents, as well as 19 United States patent applications and 115 foreign and Patent Cooperation Treaty applications which are counterparts to certain United States patents and patent applications. In addition, we license from third parties approximately 17 United States patents and 2 United States patent application, 304 foreign patents and 68 foreign and Patent Cooperation Treaty applications which are counterparts to certain United States patents and patent applications.

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

The arhalofenate portfolio consists of approximately 141 issued patents and 103 pending patent applications relating to composition, method of use or methods of manufacture. We believe our issued patents protect Arhalofenate through at least 2019-2032 before accounting for any potential patent term extension. The MBX-8025 portfolio consists of approximately 325 issued patents and 67 pending patent applications related to composition and method of use that we believe protect it through at least 2024-2026 before accounting for any potential patent term extension. Patent and trade secret protection is critical to our business. Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property to extend the life of patents covering our product candidates, to preserve trade secrets and proprietary know-how, and to operate without infringing the patents and proprietary rights of third parties we actively seek patent protection in the U.S.

Manufacturing

We do not currently own or operate manufacturing facilities for the production or testing of MBX-8025, arhalofenate or other product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third party contract manufacturers to obtain all of our required raw materials, Active Pharmaceutical Ingredients (APIs) and finished products for our clinical studies for arhalofenate. We have executed manufacturing agreements for our API and clinical supplies of arhalofenate and MBX-8025 with established manufacturing firms which are responsible for sourcing and obtaining the raw materials necessary for the finished products. The raw materials necessary to manufacture the API for arhalofenate, MBX-8025 and MBX-2982 are available from more than one source and we have also executed manufacturing agreements for the production of MBX-2982.

Siegfried AG

On April 30, 2012, we entered into a Development and Clinical Manufacture Agreement with Siegfried AG for the manufacturing of the API necessary for the tablet form of arhalofenate. Under the agreement, we shall deliver or Siegfried shall obtain the raw materials necessary for the API. We own the rights, title and interest to the deliverables and intellectual property covering the deliverables generated under the agreement. Siegfried shall grant a non-exclusive license to us to use Siegfried intellectual property to exploit any product or service based or derived from the deliverables under the agreement. Both Siegfried and we have agreed to indemnify the other party with respect to losses due to the breach of a covenant or obligation under the agreement or the gross negligence, recklessness or intentional misconduct of the other party. We may terminate the agreement at any time with written notice and Siegfried may terminate the agreement in the event we discontinue our activities related to the development or commercialization of the API for arhalofenate. In addition, either party may terminate the agreement at any time for material breach under the agreement or in the case of insolvency of the other party.

Patheon Inc.

On June 5, 2012, we entered into a Development and Clinical Manufacture Agreement with Patheon Inc. for the manufacturing of the tablet form of arhalofenate. Under the agreement, we shall deliver the API or Patheon shall obtain the API from a qualified vendor. We own the rights, title and interest to the deliverables and intellectual property generated by Patheon in connection with the performance of the services for us under the agreement. Both Patheon and we have agreed to indemnify the other party with respect to losses due to the breach of a covenant or obligation under the agreement or the gross negligence, recklessness or intentional misconduct of the other party. We may terminate the agreement at any time with written notice provided that we terminate the agreement within certain times in advance of the start date of certain services. In addition, either party may terminate the agreement at any time for material breach under the agreement.

Metrics Inc.

On October 31, 2006, we entered into a Standard Development Agreement with Metrics, Inc. Under the agreement, Metrics will provide us with pharmaceutical development, formulation and analytical services in consideration of which we will provide appropriate compensation as outlined in the agreement. We own the rights, title and interest to the intellectual property relating to all pharmaceutical products developed or manufactured for us by Metrics, as well as any active pharmaceutical ingredient provided to Metrics by us. We have agreed to indemnify Metrics against third party claims that involve the breach by us of any of our obligations, warranties or representations under the agreement, and Metrics has agreed to indemnify us against third party claims that involve (i) the negligence, gross negligence, or intentional misconduct on the part of Metrics, (ii) a failure by Metrics to comply with the law in their performance of the agreement, or (iii) a breach of Metrics’ obligations, covenants, representations, or warranties under the agreement. Either party may terminate the agreement at any time with advance written notice.

Research & Development Costs

Our research and development costs for the years ended December 31, 2015 and 2014 were $17.0 million and $15.8 million, respectively.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. The pharmaceutical drug product candidates that we develop must be approved by the Food and Drug Administration (FDA) before they may be legally marketed in the United States.

United States Pharmaceutical Product Development Process

In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act, and implementing regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a pharmaceutical product may be marketed in the United States generally involves the following:

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

Before testing any compounds with potential therapeutic value in humans, the pharmaceutical product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the pharmaceutical product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including Good Laboratory Practices. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA has concerns and notifies the sponsor by way of a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical studies due to safety concerns or non-compliance. Submission of an IND may not result in the FDA allowing clinical studies to begin and, once begun, issues may arise that lead to suspension or termination of such clinical study.

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

The NDA review and approval process is lengthy and difficult and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical data or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA will issue a complete response letter if the agency decides not to approve the NDA. The complete response letter describes the specific deficiencies in the NDA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

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

Post-Approval Requirements

Any pharmaceutical products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, prohibitions on promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, actions by the United States Department of Justice and/or United States Department of Health and Human Services Office of Inspector General, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available pharmaceutical products for off-label uses, manufacturers may not directly or indirectly market or promote such off-label uses.

Manufacturers of our products are required to comply with applicable FDA manufacturing requirements contained in the FDA’s cGMP regulations. cGMP regulations require, among other things, quality control and quality assurance, as well as the corresponding maintenance of records and documentation. Pharmaceutical product manufacturers and other entities involved in the manufacture and distribution of approved pharmaceutical products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal of the product from the market. In addition, changes to the manufacturing process generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, risk minimization action plans and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, or FCPA, prohibits certain individuals and entities, including us, from promising, paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, directly or indirectly, to obtain or retain business or an improper advantage. The U.S. Department of Justice and the U.S. Securities and Exchange Commission, or SEC, have increased their enforcement efforts with respect to the FCPA. Violations of the FCPA may result in large civil and criminal penalties and could result in an adverse effect on a company’s reputation, operations, and financial condition. A company may also face collateral consequences such as debarment and the loss of export privileges.

Federal and state fraud and abuse laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws have been applied to restrict certain business practices in the biopharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The intent standard of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Health Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. Additionally, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

The federal Physician Payments Sunshine Act, created under the PPACA, and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually certain ownership and investment interests held by physicians and their immediate family members.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The majority of states also have statutes or regulations similar to the aforementioned federal fraud and abuse laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities or marketing expenditures.

These federal and state laws may impact, among other things, our proposed sales, marketing and education programs. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate its business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our pharmaceutical product candidates, some of our patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved pharmaceutical product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of its currently owned or licensed patents to add patent life beyond its current expiration date, depending upon the expected length of the clinical studies and other factors involved in the filing of the relevant NDA.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government payors such as

Medicare and Medicaid, managed care providers, private health insurers and other organizations. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. While commercial payors often follow Medicare cover policy and payment limitations, coverage and reimbursement for products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a pharmaceutical product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the pharmaceutical product. Third-party payors may limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not include all of the FDA-approved pharmaceutical products for a particular indication.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of its products, in addition to the costs required to obtain the FDA approvals. Our pharmaceutical product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a pharmaceutical product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, in the United States there is a growing emphasis on comparative effectiveness research, both by private payors and by government agencies. To the extent other drugs or therapies are found to be more effective than our products, payors may elect to cover such therapies in lieu of our products and/or reimburse our products at a lower rate.

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

The marketability of any pharmaceutical product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect this will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. For example, in March 2010 the PPACA was enacted, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of importance to the pharmaceutical and biotechnology industry are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new transparency reporting requirements under the federal Physician Payments Sunshine Act, created under Section 6002 of the PPACA;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;

•	expansion of health care fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a licensure framework for follow-on biologic products;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

•	establishment of a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will continue to be additional challenges and amendments to it in the future.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the president signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or joint committee, to recommend proposals in spending reductions to Congress. The joint committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional congressional action is taken. In January 2013, the president signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there have been several recent congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our financial operations.

International Regulation

In addition to regulations in the United States, there are a variety of foreign regulations governing clinical studies and commercial sales and distribution of our future product candidates. Whether or not FDA approval is obtained for a product, approval of a product must be obtained by the comparable regulatory authorities of foreign countries before clinical studies or marketing of the product can commence in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary greatly from country to country. In addition, certain regulatory authorities in select countries may require us to repeat previously conducted preclinical and/or clinical studies under specific criteria for approval in their respective country which may delay and/or greatly increase the cost of approval in certain markets targeted for approval by us.

Corporate Information

CymaBay Therapeutics, Inc., formerly Metabolex, Inc., was incorporated under the laws of the State of Delaware on October 5, 1988, originally under the name Transtech Corporation. Our executive offices are located at 7999 Gateway Blvd., Suite 130, Newark, CA 94560. The telephone number at our executive office is (510) 293-8800. Our corporate website address is www.cymabay.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report. All of our long-lived assets are located in the United States.

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

We have taken advantage of the reduced disclosure obligations. Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can elect to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourself of this exemption to take advantage of the extended transition period for complying with new or revised accounting standards.

We could remain an emerging growth company for up to five years or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we becomes a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period and (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act (a date which occurred in July 2014). At this time we expect to remain an “emerging growth company” for the foreseeable future.

We also qualify as a “smaller reporting company” and have the advantage of not being required to provide the same level of disclosure as larger public companies.

Employees

As of March 1, 2016, we had 21 full-time employees, 7 of whom hold Ph.D.s, 2 of whom hold M.D.s and 3 of whom hold a Masters degree in relevant areas of expertise.

Executive Officers of Registrant

As of March 1, 2016, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Age	Position Held With CymaBay
Executive Officers
Harold Van Wart, Ph.D.	68	President, Chief Executive Officer & Director
Sujal Shah	42	Chief Financial Officer
Pol Boudes, M.D.	58	Chief Medical Officer
Robert L. Martin, Ph.D.	53	Senior Vice President, Manufacturing and Nonclinical Development
Charles A. McWherter, Ph.D.	60	Senior Vice President, Chief Scientific Officer
Patrick J. O’Mara	54	Vice President, Business Development
Kirk Rosemark	51	Vice President, Regulatory Affairs and Quality Assurance

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

Sujal Shah has served as our Chief Financial Officer since December of 2013. Prior to that he served as a consultant and acting Chief Financial Officer for us from June 2012 to December 2013. From 2010 to 2012, Mr. Shah served as Director, Health Care Investment Banking for Citigroup Inc., where he was responsible for managing client relationships and executing strategic and financing related transactions for clients focused in life sciences. From 2004 to 2010 Mr. Shah was employed with Credit-Suisse, last serving in the capacity as Vice President, Health Care Investment Banking Group. Mr. Shah received a MBA from Carnegie Mellon University – Tepper School of Business and M.S. and B.S. degrees in Biomedical Engineering from Northwestern University.

Pol Boudes, M.D. has served as our Chief Medical Officer since April 2014. Prior to joining CymaBay, Dr. Boudes was Chief Medical Officer at Amicus Therapeutics, from 2009 to 2013 where he was responsible for clinical development, pharmacology, medical affairs, regulatory affairs and quality assurance, and toxicology. From 2004 to 2009, Dr. Boudes was with Berlex Laboratories (which merged with Bayer HealthCare Pharmaceuticals in 2006) where Dr. Boudes held the position of Vice President, Global Clinical Development, Women’s, Health Care US. From 1990 to 2004, he held positions of increasing responsibility with Wyeth-Ayerst Research both in Philadelphia, PA and in Europe, with Hoffmann-La Roche, and with Pasteur-Merieux Serums & Vaccines. Dr. Boudes received his M.D. from the University of Aix-Marseilles, France. He completed his internship and residency in Marseilles and in Paris, France and was an Assistant Professor of Medicine at the University of Paris. He is specialized in Endocrinology and Metabolic Diseases, Internal Medicine, and Geriatric diseases.

Robert L. Martin, Ph.D., has served as our Senior Vice President, Manufacturing and Nonclinical Development since April 2015. Previously, he served as our Vice President of Nonclinical Development and Project Management from 2008 to 2015. Dr. Martin served as our Sr. Director of Preclinical Development and Project Management from 2006 to 2008 and our Director of Preclinical Development and Project Management from 2004 to 2006. From 1994 to 2004, Dr. Martin served in various positions with Roche Palo Alto, a division of F. Hoffman-La Roche Ltd. Dr. Martin obtained his Ph.D. in Biochemistry from the University of California, Davis.

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

Patrick O’Mara has served as our Vice President, Business Development since August 2006. Previously he served as our Sr. Director of Business Development from 2004 to 2006, our Director of Business Development from 2000 to 2004 and our Manager of Business Development from 1997 to 2000. Mr. O’Mara served as our Manager of Laboratory Operations from 1991 to 1997. Mr. O’Mara received a B.A. in Biochemistry from the University of California, Berkeley.

Kirk Rosemark has served as our Vice President Regulatory Affairs and Quality Assurance since April 2015. Prior to joining CymaBay Mr. Rosemark held the position of Vice President Regulatory Affairs and Quality Assurance at Exelixis, Inc. from 2003 to 2014, where he was responsible for all regulatory affairs and quality assurance functions supporting both development and marketed products. He served in the same capacity at NeoPharm Inc from 2001 to 2003. Prior to that, Mr. Rosemark held various positions of increasing responsibility within the Regulatory Affairs and Quality Assurance department at Solvay Pharmaceuticals, Inc., Ciba Vision and Bausch & Lomb Pharmaceuticals, Inc. Mr. Rosemark obtained a B.S. in Chemistry from Cleveland State University.

Item 1A. Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities. As of December 31, 2015, we had cash, cash equivalents and marketable securities of approximately $41.5 million. We believe that these funds, which were obtained through recent equity and debt financings, will allow us to continue operation through at least the next twelve months. We currently believe that we will need to raise additional capital to continue our operations thereafter. Our monthly spending levels vary based on new and ongoing development and corporate activities.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to substantially increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidates MBX-8025 and arhalofenate.

In the event we do not successfully raise sufficient funds in financing our product development activities, particularly related to the ongoing development of MBX-8025 and arhalofenate, it will be necessary to curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether. To the extent that the costs of the ongoing development of MBX-8025 or arhalofenate exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to MBX-8025 or arhalofenate, outlicense intellectual property rights to MBX-8025 or arhalofenate, sell assets or effect a combination of the above. No assurance can be given that we will be able to effect any of such transactions on acceptable terms, if at all. Failure to progress the development of arhalofenate and MBX-8025 will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms (if at all).

Beyond the plan of operations outlined above, our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies, including in particular the Phase 3 studies of arhalofenate and Phase 2 studies of MBX-8025;

•	the need for additional or expanded clinical studies;

•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration and validation program;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing products and market developments.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates.

We have incurred significant net losses in each year since our inception, including a net loss of approximately $15.5 million and $31.9 million for the years ended December 31, 2015, and 2014, respectively. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of December 31, 2015, we had an accumulated deficit of $396.3 million.

To date, we have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. We have devoted most of our financial resources to research and development, including our preclinical development activities and clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant and increasing losses and negative cash flows for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. In particular, we expect to incur substantial and increased expenses as we:

•	continue the development of our product candidates MBX-8025 and arhalofenate;

•	expand our research and development activities and advance our clinical programs, including MBX-8025;

•	seek a partner for further development and potential commercialization of arhalofenate;

•	seek to obtain regulatory approvals for arhalofenate;

•	prepare for the potential commercialization of arhalofenate;

•	scale up manufacturing capabilities to commercialize arhalofenate for any indications for which we receive regulatory approval;

•	begin outsourcing of the commercial manufacturing of arhalofenate for any indications for which we receive regulatory approval;

•	establish an infrastructure for the sales, marketing and distribution of arhalofenate for any indications for which we receive regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts and seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and commercialization efforts and operations as a public company.

We do not anticipate that we will generate revenue from the sale of our products for the foreseeable future. Our ability to become profitable depends upon our ability to generate significant continuing revenues.

In the absence of additional sources of capital, which may not be available to us on acceptable terms, or at all, the development of MBX-8025, arhalofenate or future product candidates may be reduced in scope, delayed or terminated. If our product candidates fail in clinical studies or do not gain regulatory approval, or if our future products, if any, do not achieve market acceptance, we may never become profitable.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. In July 2015, we completed the issuance of 8,188,000 shares of our common stock at $2.81 per share in an underwritten public offering. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

We are an emerging growth company. Under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We are availing ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

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

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act (a date which occurred in July 2014).

Risks Related to Clinical Development and Regulatory Approval

We depend on the success of our product candidates, arhalofenate and MBX-8025, which are still under clinical development and we may not obtain regulatory approval or successfully commercialize either of these product candidates.

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates, including arhalofenate, which has completed eight Phase 1 and nine Phase 2 clinical trials, including five Phase 2 studies in gout and MBX-8025, which has completed five Phase 1 and two Phase 2 clinical trials. We had an end of phase 2 meeting with the FDA in the third quarter of 2015 to review the results of our clinical studies and to discuss the proposed design of a phase 3 program for arhalofenate. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In March 2016, we completed a second Phase 2 clinical study for MBX-8025 in patients with homozygous familial hypercholestorolemia (HoFH). In November 2015, we initiated enrollment in a Phase 2 clinical study of MBX-8025 for patients with PBC. The success of arhalofenate and MBX-8025, respectively, will depend on several factors, including the following:

•	successful enrollment and completion of clinical trials;

•	recognition by the FDA and other regulatory authorities outside of the U.S. of orphan disease designation for MBX-8025 in target indications in addition to those already obtained;

•	obtaining a partner to further develop and potentially commercialize arhalofenate;

•	receipt of marketing approvals from the FDA and regulatory authorities outside the U.S. for our product candidate;

•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize MBX-8025 or arhalofenate, which would materially harm our business.

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

We currently do not know when we might commence our Phase 3 study of arhalofenate or achieve FDA approval of arhalofenate. We currently do not have the capital necessary to conduct or complete our Phase 3 studies of arhalofenate and we may not be able to raise sufficient funds necessary or secure a partnership to conduct this study.

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

We depend on the successful completion of clinical trials for our product candidates, including MBX-8025 and arhalofenate. The positive clinical results obtained for our product candidates in prior clinical studies may not be repeated in future clinical studies.

Before obtaining regulatory approval for the sale of our product candidates, including MBX-8025 and arhalofenate, we must conduct additional clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

We have completed nine Phase 2 clinical studies of arhalofenate, including five in gout. In addition, seven clinical studies with MBX-8025 and five clinical studies with MBX-2982 have been completed. However, we have never conducted a Phase 3 clinical trial. The positive results we have seen to date in our Phase 2 clinical trials of arhalofenate for gout do not ensure that later clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

We may experience a number of unforeseen events during clinical trials for our product candidates, including MBX-8025 and arhalofenate, that could delay or prevent the commencement and/or completion of our clinical trials, including the following:

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we commence a Phase 3 clinical trial with arhalofenate and undertake additional clinical trials of our other product candidates MBX-8025 and MBX-2982. We currently plan to obtain a partner for arhalofenate before commencing the Phase 3 program. It is possible that in addition to obtaining a partner for arhalofenate, we may also be required to raise additional capital to complete Phase 3 development. We also will need to raise substantial additional capital in the future to complete the development and commercialization of MBX-8025, as well as MBX-2982 for which we currently have no planned clinical trials. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development.

Negative or inconclusive results of our future clinical trials of MBX-8025 or arhalofenate, or any other clinical trial we conduct, could cause the FDA to require that we repeat or conduct additional clinical studies. Despite the results reported in earlier clinical trials for arhalofenate, we do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates, including arhalofenate. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including arhalofenate, may be adversely impacted.

We have only recently commenced testing of MBX-8025 in clinical studies for the indications which we are currently pursuing for MBX-8025, including homozygous familial hypercholesterolemia (HoFH) and Primary Biliary Cholangitis (PBC). If MBX-8025 does not demonstrate safety or efficacy in the treatment of any of these indications, or if the benefits of treatment with MBX-8025 do not outweigh the risks, our ability to successfully develop and commercialize MBX-8025 may be adversely affected.

We have only recently commenced clinical trials of MBX-8025 for the indications for which we currently are pursuing, including HoFH and PBC and MBX-8025 may not be demonstrated to be effective in treatment of these or other indications we may target. For instance, in March 2016, we completed a Phase 2 clinical study evaluating MBX-8025 in 13 patients with HoFH. However, as a result of the variability in responses observed in this study, including a number of patients that did not experience a decrease in LDL-C, we believe additional proof-of-concept data would be warranted before determining whether or not to advance to a registration study of MBX-8025 in patients with HoFH. Although we believe that MBX-8025 may be beneficial to address the diseases for which we are considering redirecting its development, there is no guarantee that MBX-8025 will prove to be safe or efficacious in the treatment of these diseases, or that we will be able to obtain regulatory approval for these indications. The results of these clinical studies and other nonclinical studies may determine whether the benefits perceived from the use of MBX-8025 would outweigh the risks perceived from treatment with MBX-8025.

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

Events which may result in delays or unsuccessful completion of clinical trials, including our future clinical trials for MBX-8025 and arhalofenate, include the following:

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

If initiation or completion of any of our clinical trials for our product candidates, including MBX-8025 and arhalofenate, is delayed for any of the above reasons, our development costs may increase, the approval process could be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may bring products to market before us. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business.

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

Our relationships with health care professionals, customers and payors will be subject to applicable anti-kickback, fraud and abuse and other health care laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Health care professionals and third party payors play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare professionals, third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state health care laws and regulations, include the following:

•	the federal health Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal health care programs such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	HIPAA, as amended by HITECH, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•	the federal transparency requirements under the PPACA, commonly referred to as the Physician Payments Sunshine Act, require manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare and Medicaid Services (CMS) payments and other transfers of value provided to physicians and teaching hospitals and ownership and investment interests held by physicians and other healthcare providers and their immediate family members in certain manufacturers and group purchasing organizations; and

•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

For example, in March 2010, the PPACA was enacted to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA, and we expect there will be additional challenges and amendments to it in the future. Although the full effect of the PPACA remains uncertain, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Further, other legislative changes have been adopted since the PPACA was enacted, such as the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, which have resulted in reduced reimbursement under the Medicare program.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, there have been several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

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

We rely on limited sources of supply for the drug substance for our product candidates, arhalofenate and MBX-8025, and any disruption in the chain of supply may cause delay in developing and commercializing of either or both products.

It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified by the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of our products. An alternative vendor would need to be qualified through a supplemental registration which would be expensive and could result in further delay. The FDA or other regulatory agencies outside of the U.S. may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production. These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products, and cause us to incur additional costs. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, the supply chain for our products may be delayed, which could inhibit our ability to generate revenues.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of our products.

We are increasing the manufacturing batch sizes of our products in preparation of late stage clinical development and commercial supplies. As the processes are scaled up they may reveal manufacturing challenges or previously unknown impurities which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of our products. In the future, we may identify manufacturing issues or impurities which could result in delays in the clinical program and regulatory approval for our products, increases in our operating expenses, or failure to obtain or maintain approval for our products.

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

We rely on contract service providers (CSPs) including clinical research organizations, clinical trial sites, central laboratories and other service providers to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CSPs to monitor and manage data for our ongoing clinical programs for our product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CSPs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CSPs does not relieve us of our regulatory responsibilities.

We and our CSPs are required to comply with the FDA’s guidance, which follows the International Conference on Harmonization Good Clinical Practice (ICH GCP), which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces the ICH GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CSPs fail to comply with the ICH GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. For example, upon inspection, the FDA may determine that our Phase 3 clinical trial for arhalofenate does not comply with the ICH GCP. In addition, our Phase 3 clinical trials for arhalofenate will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of arhalofenate. Accordingly, if our CSPs fail to comply with these regulations or fail to recruit a sufficient number of subjects, we may be required to repeat these Phase 3 clinical trials, which would delay the regulatory approval process.

Our CSPs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CSPs may also have relationships with other entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CSPs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CSPs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including MBX-8025 and arhalofenate, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates, including MBX-8025 and arhalofenate.

If we are unable to build our own sales force or negotiate a strategic partnership for the commercialization of our product candidates, we may be forced to delay the potential commercialization of MBX-8025 and arhalofenate, or reduce the scope of our sales or marketing activities for arhalofenate. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring MBX-8025 and arhalofenate to market or generate product revenue.

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

If our competitors develop and market products that are more effective, safer or less expensive than our own, our commercial opportunities will be negatively impacted.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own, co-own or in-license may fail to result in issued patents with claims that cover the products in the U.S. or in other countries. If this were to occur, early generic competition could be expected against our product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability, scope or ownership, which may result in such patents, or our rights to such patents, being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to our product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us and threaten our ability to commercialize our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid or unenforceable, will be challenged by third parties or will adequately protect our products and product candidates. Further, if we encounter delays in development or regulatory approvals, the period of time during which we could market our products under patent protection could be reduced. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the U.S. can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be available on commercially reasonable terms or at all.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

We are highly dependent on principal members of our executive team listed under “Business — Executive Officers of Registrant” of this Annual Report on Form 10-K. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace the loss of services of any executive or key employee, it may adversely affect the progress of our research, development and commercialization objectives.

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

As of March 1, 2016, we had 21 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in July 2015, we completed the issuance of 8,188,000 shares of our common stock at $2.81 per share in an underwritten public offering for net proceeds to us of $21.1 million, and in November 2014 we filed a $100 million registration statement on Form S-3 with the SEC and also entered into an ATM to sell up to $25 million of common stock under the registration statement under which we have sold additional shares of our common stock for net proceeds to us of $4.3 million during the period January 1, 2015, through December 31, 2015. If in the future, we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of March 1, 2016, was 890,050 shares.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is listed on the NASDAQ Capital Market under the symbol “CBAY” and was previously traded over-the-counter from January 24, 2014, until June 17, 2014. Prior to such time, there was no public market for our common stock. On March 28, 2016, the last reported sale price of our common stock on the NASDAQ Capital Market was $1.44 per share. As of March 1, 2016, there were approximately 307 holders of record of our common stock.

The following table sets forth the high and low sales prices per share of our common stock as reported on the over-the-counter and NASDAQ Capital Market for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2014	High	Low
First Quarter (beginning January 24, 2014)	$12.00	$5.00
Second Quarter*	$8.00	$5.05
Third Quarter	$13.78	$4.47
Fourth Quarter	$9.99	$6.59

*	Our common stock traded on the over-the-counter market until June 18, 2014

Year Ended December 31, 2015	High	Low
First Quarter	$13.39	$6.75
Second Quarter	$7.03	$2.64
Third Quarter	$3.31	$1.61
Fourth Quarter	$2.27	$1.21

Dividend Policy

We have never declared or paid any cash dividends to our stockholders. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings, if any, for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. Further, we may not pay dividends or redeem shares of our capital stock without the prior consent of the lenders pursuant to the terms of our current loan and security agreement with Silicon Valley Bank and Oxford Finance LLC.

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. These forward-looking statements are based on management’s beliefs and assumptions and on information currently available to our management and involve significant elements of subjective judgment and analysis. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “seek,” “target,” “goal,” “intend,” variations of such words, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed under the caption “Special Note Regarding Forward Looking Statements” and in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

CymaBay Therapeutics, Inc. is focused on developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. Our two key clinical development candidates are MBX-8025 and arhalofenate.

We are currently developing MBX-8025 for the treatment of various orphan lipid and liver diseases. In an earlier Phase 2 clinical study conducted in patients with mixed dyslipidemia, MBX-8025 demonstrated favorable effects on cholesterol, triglycerides and markers of liver health. In March 2016, we announced data from a second Phase 2 clinical study evaluating MBX-8025 in 13 patients with homozygous familial hypercholesterolemia (HoFH). Five patients in this study experienced what we believe was a clinically meaningful maximal decrease in low density lipoprotein (LDL-C) of greater than 20% with three of them having decreases greater than 30%. However, given the variability in responses observed in this study, including a number of patients that did not experience a decrease in LDL-C, we believe additional proof-of-concept data would be warranted before determining whether or not to advance to a registration study of MBX-8025 in patients with HoFH. In November 2015, we initiated a double-blind, placebo-controlled Phase 2 study of MBX-8025 in patients with primary biliary cholangitis (PBC), formerly referred to as primary biliary cirrhosis. In this study, approximately 75 patients with PBC who have had an inadequate response to ursodiol are to be enrolled and randomized to receive either placebo or MBX-8025 (either 50 mg or 200 mg) for 12 weeks. The primary endpoint will be the change in alkaline phosphatase, and the study is expected to include patients from the U.S., as well as Canada, Germany, Poland and U.K. We expect this study to be completed by the end of 2016. We also believe that MBX-8025 could have utility in the treatment of severe hypertriglyceridemia (SHTG) and the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH). We have obtained orphan-drug designations for MBX-8025 in both HoFH and SHTG (Frederickson type I or V hyperlipoproteinemia).

Arhalofenate, is being developed for the treatment of gout. Arhalofenate has been studied in five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form as a result of elevated sUA levels. We believe the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what we believe could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,100 patients exposed to date. We have completed end of Phase 2 discussions with the FDA and intend to partner arhalofenate prior to advancing into Phase 3 development.

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

Equity Financings

On July 25, 2014, we completed a public offering of 4.6 million shares of our common stock at $5.50 per share which we refer to as our 2014 public offering. Net proceeds to us in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC, which registration statement includes an at-the-market facility (ATM) to sell up to $25 million of common stock under the registration statement. As of December 31, 2015, we have sold shares of common stock under the ATM with aggregate net proceeds to us of $4.3 million.

On July 27, 2015, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 8.2 million shares of our common stock at $2.81 per share which we refer to as our 2015 public offering. Net proceeds to us in connection with the 2015 public offering were approximately $21.1 million after deducting underwriting discounts, commissions and other offering expenses.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2015, and 2014.

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

Warrant Liabilities

We have issued freestanding warrants to purchase shares of our common stock in connection with financing activities. Our outstanding common stock warrants issued in connection with various equity and debt financings completed in 2013 through 2015 are classified as liabilities in the balance sheet as they contain terms for redemption of the underlying security that are outside our control. We use a binomial lattice option pricing model to value warrants, which requires management to estimate inputs including expected volatility and expected term, and is most significantly impacted by our common stock price. These inputs are inherently subjective and require significant analysis and judgment to develop. The fair value of all warrants is re-measured at each financial reporting date with any changes in fair value being recognized in change in fair value of warrant liabilities, a component of other income (expense), in the statements of operations and comprehensive income (loss). We will continue to re-measure the fair value of the warrant liabilities until exercise or expiration of the related warrant.

Results of Operations

General

To date, we have not generated any net income from operations. As of December 31, 2015, we have an accumulated deficit of $396.3 million, primarily as a result of expenditures for research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees and milestone payments in connection with strategic partnerships, our product candidates are at a mid-level stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Our results of operations for 2015 and 2014 are presented below:

	Year Ended December 31,
($ in thousands)	2015	2014	Variance

Operating expenses:
Research and development	$17,026	$15,823	$1,203
General and administrative	8,871	8,185	686

Loss from operations	(25,897)	(24,008)	(1,889)
Interest expense, net	(753)	(681)	(72)
Other income (expense), net	11,121	(7,228)	18,349

Net loss	$(15,529)	$(31,917)	$16,388

Research & Development Expenses

Conducting research and development is central to our business model. For the years ended December 31, 2015 and 2014, research and development expenses were $17.0 million and $15.8 million, respectively. Research and development expenses are detailed in the table below:

	Year Ended December 31,
($ in thousands)	2015	2014
MBX-8025 – Phase 2 clinical studies	$3,025	$57
MBX-8025 – Drug manufacturing & toxicology studies	3,617	1,709
MBX-8025 – Other studies	152	—
Arhalofenate – Phase 2b randomized study	1,313	7,540
Arhalofenate – Febuxostat combo study	165	978
Arhalofenate – Drug manufacturing	3,387	1,279
Other Projects	38	61

Total Project Costs	11,697	11,624
Internal Research and Development Costs	5,329	4,199

Total Research and Development	$17,026	$15,823

Our external research and development costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Research and development expenses increased $1.2 million, from $15.8 million to $17.0 million for the years ended December 31, 2014 and 2015, respectively. Total project costs increased by $0.1 million for the year ended December 31, 2015, as compared to December 31, 2014, primarily due to increases in drug manufacturing costs related to registration batch production and other manufacturing process development activities for arhalofenate as well as costs incurred for toxicology studies and clinical trial development activities associated with MBX-8025. These increased expenses were offset by a decrease in clinical development costs of arhalofenate as our Phase 2b gout clinical trial was substantially completed in the second quarter of 2015. Internal research and development cost increased by $1.1 million for year ended December 31, 2015, as compared to December 31, 2014, due to increased employee compensation expenses incurred in 2015 primarily to support the expansion of our clinical development activities.

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

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, rent and other general operating expenses not otherwise included in research and development. General and administrative expenses increased by $0.7 million, from $8.2 million to $8.9 million, for the years ended December 31, 2014 and 2015, respectively, primarily due to higher employee stock-based compensation and consulting expenses. For the next several quarters, we anticipate general and administrative expenses will remain relatively consistent with current levels, given that we have completed a substantial portion of the effort required to expand our infrastructure and we have secured the professional services necessary to support us as a public reporting company under the Exchange Act.

Other Income (Expense), Net

Other income (expense), net reflected a gain of $11.1 million for the year ended December 31, 2015, as compared to a loss of $7.2 million for the year ended December 31, 2014, due primarily to the re-measurement of our warrant liabilities at fair value as of December 31, 2015, as compared to the fair value re-measurement of our warrants at December 31, 2014. At each reporting date, we use a binomial lattice option pricing model to value warrants we issued in connection with equity and debt financings that occurred in 2013 through 2015. The warrant valuation in 2015 changed primarily due to a decrease in the price of our common stock which is one of several inputs to our valuation model. Specifically, the $11.1 million warrant revaluation gain recognized during the year ended December 31, 2015, was due primarily to a decrease in the value of our common stock from $9.83 at December 31, 2014, to $1.69 at December 31, 2015. The warrant valuation in 2014 also changed primarily due to an increase in the price of our common stock. Specifically, the $7.2 million warrant revaluation loss recognized during the year ended December 31, 2014, was due primarily to an increase in the value of our common stock from $5.00 at December 31, 2013, to $9.83 at December 31, 2014.

Income Taxes

As of December 31, 2015, we had federal net operating loss carryforwards of $205.7 million and state net operating loss carryforwards of $172.0 million to offset future taxable income, if any. In addition, we had federal research and development tax credit carry forwards of $7.2 million and state research and development tax credit carryforwards of $3.5 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2024 through 2035 and the state net operating loss carryforwards will expire beginning in 2016 through 2035. The state tax credit will carry forward indefinitely. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2015, we recorded a 100% valuation allowance against our deferred assets of approximately $111.8 million as our management believes it is more likely than not that they will not be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At December 31, 2015, we had cash, cash equivalents and marketable securities of $41.5 million, primarily as a result of the aggregate proceeds received in our series of financings described in the next paragraph, which we refer to collectively as the “2013 financing,” and our 2014 public offering and 2015 public offering.

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

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC, which registration statement includes an at-the-market facility to sell up to $25 million of common stock under the registration statement. In January and February 2015, we sold additional shares of our common stock under this facility for net proceeds to us of $4.3 million.

On July 27, 2015, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 8,188,000 shares of our common stock at $2.81 per share in an underwritten public offering. Net proceeds to us in connection with this offering were approximately $21.1 million after deducting underwriting discounts, commissions and other offering expenses.

2013 Term Loan Facility

In the 2013 financing, we entered into a term loan facility with Silicon Valley Bank and Oxford Finance LLC, collectively referred to as the lenders, for an aggregate amount of $10 million, the first $5 million tranche of which was made available to us as of September 30, 2013 bearing interest at a rate equal to 8.75% per annum. The remaining $5 million, referred to as the second tranche, became available to us for draw down upon our February 24, 2015, announcement of the achievement of positive Phase 2b study data in arhalofenate and remained available to us until June 30, 2015. We did not draw down on the $5 million second tranche before that portion of the loan facility expired on June 30, 2015.

2015 Term Loan Facility

On August 7, 2015, we entered into a new Loan and Security Agreement pursuant to which we refinanced our 2013 term loan facility with Oxford Finance LLC and Silicon Valley Bank for an aggregate amount of up to $15 million, which we refer to as the 2015 term loan facility. The first $10 million tranche of this new loan facility was made available to us immediately upon the closing and was used in part to retire all $4.1 million of our existing term loan debt outstanding on the closing date, and to settle closing costs with the lenders. The remaining $5 million, referred to as the second tranche, will be made available to us until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, our gout therapy drug candidate, which includes an upfront payment of not less than $35,000,000 (the “second draw milestone”). As of the filing date of this Form 10-K, management does not expect to be able to draw down on the second tranche before its expiration on March 31, 2016.

The first loan tranche bears interest at 8.77%, a rate determined on the advance date as being the greater of (i) 8.75% and (ii) the sum of 8.47% and the 90 day U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the first tranche. Under the first tranche, we are required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. If drawn, the second tranche would bear interest using the same rate formula as the first tranche and will amortize pursuant to a repayment schedule that is coterminous with the amortization period of the first tranche. Upon maturity of each tranche, the remaining balance of such tranche and a final payment equal to 6.50% of the original principal amount advanced of the applicable tranche are payable.

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

The 2015 term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The representations and warranties contained in the 2015 loan facility were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement to allocate risk and may be subject to limitations agreed upon by the parties; accordingly, they should not be relied upon by investors as to assertions of factual matters. The 2015 term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of December 31, 2015, we were in compliance with the terms of the term loan covenants and there were no identified events of default.

At the closing of the 2015 term loan facility, we also agreed to pay a facility fee of 1.00% of the 2015 term loan facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below:

	Year Ended December 31,
	2015	2014
Net cash used in operating activities	$(23,324)	$(21,114)
Net cash used in investing activities	(11,083)	(16,938)
Net cash provided by financing activities	30,527	25,237

Net decrease in cash and cash equivalents	$(3,880)	$(12,815)

Operating Activities: Cash used in operating activities for the years ended December 31, 2015, and December 31, 2014, was $23.3 million and $21.1 million, respectively. The increase of $2.2 million in cash used in operating activities is due primarily to our incurrence of research and development expenses as a result of our expanded clinical trial and drug development activities, and increased general and administrative expenses.

Investing Activities: Net cash used in investing activities was $11.1 million for the year ended December 31, 2015 and $16.9 million for the year ended December 31, 2014, and was primarily due to the net purchase of marketable securities as we sought to invest funds raised in our equity and debt financings.

Financing Activities: Net cash provided by financing activities was $30.5 million for the year ended December 31, 2015, primarily as a result of $4.3 million in net proceeds received from sales of our common stock in January and February 2015 pursuant to a $25 million at-the-market facility, $21.1 million in net proceeds received from our 2015 public offering, and $9.5 million in net proceeds from our 2015 term loan facility negotiated in August 2015, offset in part primarily by $4.8 million in principal repayments on our 2013 term loan facility. Net cash provided by financing activities was $25.2 million in the year ended December 31, 2014, primarily due to $25.4 million of proceeds received from our 2014 public offering, offset by $0.2 million in principal repayments on our venture debt facility.

Capital Requirements

We have incurred operating losses since inception and had an accumulated deficit of $396.3 million at December 31, 2015. Management expects operating losses and negative cash flows to continue for the foreseeable future. As of December 31, 2015, we had $41.5 million in cash and cash equivalents and marketable securities, which is available to fund future operations and service our existing debt obligations through at least the next twelve months, after which we will be required to seek additional equity or debt financing and/or non-dilutive funding from potential licensing, partnering or other strategic collaborative arrangements to fund future operations. It is unclear if or when any such transactions will occur, on satisfactory terms or at all.

Off Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2015:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years
Contractual Obligations
Operating lease obligations	666	216	450	—
Facility term loan, including interest	12,644	1,852	10,792	—

Contractual Commitments	$13,310	$2,068	$11,242	$—

In addition, we rely on contract research organizations and other research support providers to perform clinical and preclinical studies for us and we contract with firms to supply our drug compounds for use in our development activities. As of December 31, 2015, under the terms of our agreements with these organizations, we are obligated to make future payments as services are provided of approximately $10.0 million. These agreements are terminable by us upon written notice. Generally, we are only liable for actual effort expended or cost incurred by the organizations at any point in time during the contract period through the notice period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The disclosure required in this Item 8 is included in Item 15, which information is incorporated by reference here.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and

Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors

Reference is made to the information regarding executive officers appearing under the heading “Business — Executive Officers of Registrant” in Part I Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference. Reference is made to the information regarding our directors and nominees for director appearing under the heading “Proposal 1 — Election of Directors” to be included in our proxy statement for our 2016 annual meeting of stockholders, or 2016 Proxy Statement, which information is hereby incorporated by reference.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors to be included under the headings “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors — Audit Committee” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors — Nominating and Corporate Governance Committee” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2016 Proxy Statement, which information is hereby incorporated by reference. A copy of our code of business conduct and ethics can be found on our website, http://ir.cymabay.com/governance-docs. The contents of our website are not a part of this Annual Report on Form 10-K.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation

Reference is made to the information to be included under the heading “Executive Compensation” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by this item will be set forth in our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

Information concerning our equity compensation plans will be set forth in our 2016 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans — Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2016 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2016 Proxy Statement under the caption “Principal Accountant Fees and Services” in the proposal under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

CymaBay Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CymaBay Therapeutics Inc.

We have audited the accompanying balance sheets of CymaBay Therapeutics Inc. as of December 31, 2015 and 2014, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CymaBay Therapeutics Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 29, 2016

CymaBay Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$7,706	$11,586
Marketable securities	33,774	23,209
Contract receivables	—	211
Accrued interest receivable	186	136
Prepaid expenses	1,128	1,991
Other current assets	—	96

Total current assets	42,794	37,229
Property and equipment, net	64	86
Other assets	221	159

Total assets	$43,079	$37,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,008	$2,085
Accrued liabilities	3,336	3,388
Warrant liability	1,220	13,596
Facility loan	509	1,355
Accrued interest payable	73	35

Total current liabilities	6,146	20,459
Facility loan, less current portion	8,799	3,152
Other liabilites	19	13

Total liabilities	14,964	23,624
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 23,447,003 and 14,696,108 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	2	1
Additional paid-in capital	424,422	394,622
Accumulated other comprehensive loss	(21)	(14)
Accumulated deficit	(396,288)	(380,759)

Total stockholders’ equity	28,115	13,850

Total liabilities and stockholders’ equity	$43,079	$37,474

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

	Year Ended December 31,
	2015	2014
Operating expenses:
Research and development	$17,026	$15,823
General and administrative	8,871	8,185

Total operating expenses	25,897	24,008

Loss from operations	(25,897)	(24,008)
Other income (expense):
Interest income	160	74
Interest expense	(913)	(755)
Other income (expense), net	11,121	(7,228)

Net loss	$(15,529)	$(31,917)

Net loss	(15,529)	(31,917)
Other comprehensive loss:
Unrealized loss on marketable securities	(7)	(16)

Other comprehensive loss	(7)	(16)

Comprehensive loss	$(15,536)	$(31,933)

Basic net loss per common share	$(0.82)	$(2.65)

Diluted net loss per common share	$(0.83)	$(2.65)

Weighted average common shares outstanding used to calculate basic net loss per common share	18,900,473	12,048,985

Weighted average common shares outstanding used to calculate diluted net loss per common share	18,917,213	12,048,985

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share and per share information)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Amount
Balances as of December 31, 2013	9,455,064	$1	$367,435	$2	$(348,842)	$18,596
Issuance of common stock upon exercise of warrants	36,613	—	595	—	—	595
Issuance of common stock upon exercise of employee stock options	431	—	4	—	—	4
Non-employee stock-based compensation expense	—	—	8	—	—	8
Employee and director stock-based compensation expense	—	—	1,173	—	—	1,173
Conversion of incentive award from liability to equity accounting	—	—	121	—	—	121
Issuance of common stock, net of $3,034 issuance costs	5,204,000	—	25,286	—	—	25,286
Net loss	—	—	—	—	(31,917)	(31,917)
Net unrealized loss on marketable securities	—	—	—	(16)	—	(16)

Balances as of December 31, 2014	14,696,108	$1	$394,622	$(14)	$(380,759)	$13,850
Issuance of common stock upon exercise of warrants	132,295	—	1,939	—	—	1,939
Non-employee stock-based compensation expense	—	—	21	—	—	21
Employee and director stock-based compensation expense	—	—	2,466	—	—	2,466
Issuance of common stock, net of $2,028 issuance costs	8,618,600	1	25,374	—	—	25,375
Net loss	—	—	—	—	(15,529)	(15,529)
Net unrealized loss on marketable securities	—	—	—	(7)	—	(7)

Balances as of December 31, 2015	23,447,003	$2	$424,422	$(21)	$(396,288)	$28,115

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2015	2014
Operating activities
Net loss	$(15,529)	$(31,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22	18
Non-employee stock-based compensation expense	21	8
Employee and director stock-based compensation expense	2,466	1,284
Amortization of premium on marketable securities	511	453
Non-cash interest associated with debt discount accretion	228	198
Change in fair value of warrant liability	(11,121)	7,236
Loss on sale of property and equipment	—	2
Changes in assets and liabilities:
Contract receivables	211	(101)
Accrued interest receivable	(50)	(68)
Prepaid expenses	863	(1,627)
Other assets	34	3
Accounts payable	(1,077)	1,388
Accrued liabilities	(52)	1,889
Accrued interest payable	143	107
Other liabilities	6	13

Net cash used in operating activities	(23,324)	(21,114)

Investing activities
Purchases of property and equipment	—	(103)
Purchases of marketable securities	(42,788)	(27,334)
Proceeds from sales and maturities of marketable securities	31,705	10,499

Net cash used in investing activities	(11,083)	(16,938)

Financing activities
Proceeds from facility loan	9,482	—
Repayment of facility loan principal	(4,756)	(244)
Proceeds from issuance of common stock and warrants, net of issuance costs	25,375	25,430
Proceeds from issuance of common stock upon exercise of warrants	426	46
Proceeds from issuance of common stock upon exercise of stock options	—	5

Net cash provided by financing activities	30,527	25,237
Net decrease in cash and cash equivalents	(3,880)	(12,815)
Cash and cash equivalents at beginning of period	11,586	24,401

Cash and cash equivalents at end of period	$7,706	$11,586

Supplemental disclosure of cash flow information
Cash paid for interest	$535	$435
Issuance of common stock warrants to lenders	258	443
Issuance of common stock upon warrant exercises	1,513	549
Noncash issuance costs incurred in common stock financing	—	453
Reclassification of incentive awards to equity	—	121

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (The Company) is focused on developing therapies to treat metabolic diseases with high unmet medical need, including serious rare and orphan disorders. The Company’s two key clinical development candidates are MBX-8025 and arhalofenate. MBX-8025 is currently being developed for the treatment of various orphan lipid and liver diseases. Arhalofenate is being developed for the treatment of gout.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the year ended December 31, 2015, the Company incurred a net loss of $15.5 million and used $23.3 million of cash in operations. At December 31, 2015, the Company had an accumulated deficit of $396.3 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of December 31, 2015, the Company’s cash, cash equivalents and marketable securities totaled $41.5 million. These funds are expected to satisfy the Company’s liquidity requirements through at least the next 12 months. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases as well as a phase 3 clinical trial to study the therapeutic benefits of arhalofenate on patients with gout. The Company will therefore continue to require additional financing to develop its products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available, the Company may be required to reduce current development activities or to close its business which could have an adverse impact on its ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires management to make informed estimates and assumptions that impact the amounts and disclosures reported in the financial statements and accompanying notes. Accounting estimates and assumptions are inherently uncertain. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates and assumptions. The Company believes significant judgment is involved in determining and in estimating the valuation of stock-based compensation, accrued clinical trial expenses, and equity instrument valuations. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each reporting period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts payable, accrued expenses and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses are generally considered to be representative of their respective fair values because of the short-term nature of those instruments. Based on prevailing borrowing rates available to the Company for loans with similar terms, the Company believes that the fair value of long-term debt approximates its carrying value.

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

Level 3—Inputs that are significant to the fair value measurement and are unobservable (i.e. supported by little market activity), which requires the reporting entity to develop its own valuation techniques and assumptions.

The following tables present the fair value of the Company’s financial assets and liabilities using the above input categories (in thousands):

(In thousands)	As of December 31, 2015
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$6,942	$—	$—	$6,942
Corporate debt and asset backed securities	—	33,774	—	33,774

Total assets measured at fair value	$6,942	$33,774	$—	$40,716

Warrant liability	$—	$—	$1,220	$1,220

Total liabilities measured at fair value	$—	$—	$1,220	$1,220

(In thousands)	As of December 31, 2014
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$9,941	$—	$—	$9,941
Corporate debt and asset backed securities	—	23,209	—	23,209

Total assets measured at fair value	$9,941	$23,209	$—	$33,150

Warrant liability	$—	$—	$13,596	$13,596

Total liabilities measured at fair value	$—	$—	$13,596	$13,596

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

As of December 31, 2015 and 2014, the Company held a Level 3 liability associated with warrants, issued in connection with the Company’s financings completed in September and October 2013, January 2014, and August 2015. The warrants are considered liabilities and are valued using a binomial option-pricing model, the significant inputs for which include exercise price of the warrants, market price of the underlying common shares, expected term, expected volatility, the risk-free rate, and the expected changes in stock price that follow announcements of the Company’s clinical trial results and other strategic initiatives. Changes to any of the inputs to the option-pricing models used by the Company can have a significant impact to the estimated fair value of the warrants.

The following tables set forth a summary of the changes in the fair value of our Level 3 financial instruments (in thousands):

	Warrant Liability	Forward Contract
Balance as of December 31, 2013	$6,466	$453
Issuance of financial instrument	443	—
Change in fair value	7,236	(10)
Settlement of financial instrument	(549)	(443)

Balance as of December 31, 2014	$13,596	$—

	Warrant Liability	Forward Contract
Balance as of December 31, 2014	$13,596	$—
Issuance of financial instrument	258	—
Change in fair value	(11,121)	—
Settlement of financial instrument	(1,513)	—

Balance as of December 31, 2015	$1,220	$—

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, and demand money market accounts. The Company invests excess cash in marketable securities with high credit ratings which are classified in Level 1 and Level 2 of the fair value hierarchy. These securities consist primarily of corporate debt and asset-backed securities and are classified as “available-for-sale.” Management may liquidate any of these investments in order to meet the Company’s liquidity needs in the next year. Accordingly, any investments with contractual maturities greater than one year from the balance sheet date are classified as short-term in the accompanying balance sheets.

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

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of December 31, 2015 and 2014, cash restricted under these arrangements was $170,000 and $100,000, respectively. These amounts are presented in other assets on the accompanying balance sheets.

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

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the useful lives or the non-cancelable term of the related lease. Maintenance and repair costs are charged as expense in the statements of operations and comprehensive loss as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized if the estimated undiscounted future cash flow expected to result from the use and eventual disposition of an asset is less than the carrying amount. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets. Accordingly, the Company has not recognized any impairment losses as of December 31, 2015.

Deferred Rent

The Company records its costs under facility operating lease agreements as rent expense. Rent expense is recognized on a straight-line basis over the non-cancelable term of the operating lease. The difference between the actual amounts paid and amounts recorded as rent expense is recorded as deferred rent in the accompanying balance sheets.

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

Stock-Based Compensation

Employee and director stock-based compensation is measured at the grant date, based on the fair-value-based measurements of the stock awards, and the portion that is ultimately expected to vest is recognized as an expense over the related vesting periods, net of estimated forfeitures. The Company calculates the fair-value-based measurements of options using the Black-Scholes valuation model and recognizes expense using the straight-line attribution method. The determination of fair value for stock-based awards on the date of grant using an option-pricing model requires management to make certain assumptions regarding subjective variables.

Equity awards granted to non-employees are accounted for on the grant date using the Black-Scholes valuation model to determine the fair value-based measurements of such instruments. The fair value-based measurements of options and warrants granted to non-employees are re-measured over the related vesting period and amortized to expense as earned.

Common Stock Warrants

The Company’s outstanding common stock warrants issued in connection with certain equity and debt financings that occurred in 2013 through 2015 are classified as liabilities in the accompanying balance sheets as they contain provisions that could require the Company to settle the warrants in cash. The warrants were recorded at fair value using either the Black-Scholes option pricing model, or a probability weighted expected return model or a binomial model, depending on the characteristics of the warrants. The fair value of these warrants is re-measured at each financial reporting period with any changes in fair value recognized as a component of other income (expense) in the accompanying statements of operations and comprehensive loss until such time as the warrants are no longer outstanding.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that all or part of a deferred tax asset will not be realized. When we establish or reduce the valuation allowance related to the deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made.

The accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criteria for the financial recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination based on the technical merits of the position.

The Company is required to file federal and state income tax returns in the United States. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect which could affect the amount of tax paid to these jurisdictions.

The Company records interest related to income taxes, if any, as interest, and any penalties would be recorded as other expense in the statements of operations and comprehensive loss. There was no interest or penalties related to income taxes recorded during the years ended December 31, 2015 and 2014.

Comprehensive Loss

Comprehensive loss includes net loss and net unrealized gains and losses on marketable securities, which are presented in a single continuous statement. Comprehensive loss is disclosed in the statements of stockholders’ equity, and is stated net of related tax effects, if any.

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

In all periods presented, the Company’s outstanding stock options were excluded from the calculation of earnings (loss) per share because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2015	2014
Numerator:
Net loss allocated to common stock—basic	$(15,529)	$(31,917)
Adjustment for revaluation of warrants	(94)	—

Net loss allocated to common stock—diluted	$(15,623)	$(31,917)

Denominator:
Weighted average number of common stock shares outstanding—basic	18,900,473	12,048,985
Dilutive common stock warrants	16,740	—
Weighted average number of common stock shares outstanding—diluted	18,917,213	12,048,985
Net loss per share—basic	$(0.82)	$(2.65)

Net loss per share—diluted	$(0.83)	$(2.65)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Year Ended December 31,
	2015	2014
Common stock warrants	1,553	1,768
Common stock options	1,804	991
Incentive awards	245	247

	3,602	3,006

Recent Accounting Pronouncements

Accounting Standards Update 2014-15

In August 2014, the FASB issued guidance codified in ASC 205, Presentation of Financial Statements — Going Concern. Accounting Standards Update 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, to make the required disclosures. The standard is effective for annual periods ending after December 15, 2016, and interim periods therein. The Company does not expect that the adoption of this standard will have a significant impact on its financial statements.

Accounting Standards Update 2015-03

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. This ASU will be effective for the Company in fiscal year 2016. The Company does not expect that the adoption of this standard will have a significant impact on its financial statements.

Accounting Standards Update 2015-17

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Subtopic 740): Balance Sheet Classification of Deferred Taxes, The ASU requires entities to classify deferred tax liabilities and assets as noncurrent in a classified statement of financial position. The standard is effective for annual periods ending after December 15, 2016, and interim periods therein with early adoption permitted. The Company elected to early adopt this accounting standard for the year ended December 31, 2015 on a prospective basis and its adoption did not have a significant impact on the Company’s financial statements.

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods ending on December 15, 2018 and interim periods therein on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on our financial statements.

3. Marketable Securities

Marketable available-for-sale securities as of December 31, 2015 and 2014 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015:
Government debt securities	$1,509	$—	$(2)	$1,507
Corporate debt securities	27,663	—	$(17)	27,646
Asset-backed securities	4,623	—	(2)	4,621

	$33,795	$—	$(21)	$33,774

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014:
Corporate debt securities	$19,706	$1	$(14)	$19,693
Asset-backed securities	3,516	—	—	3,516

	$23,222	$1	$(14)	$23,209

As of December 31, 2015 and 2014, the Company’s government and corporate debt marketable securities had contractual maturities of less than one year and asset-backed securities had contractual maturities between 2-5 years. Realized gains and losses were immaterial for the years ended December 31, 2015 and 2014. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2015 and 2014.

4. Certain Balance Sheet Items

Property and equipment consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Office and computer equipment	$176	$176
Purchased software	46	46
Furniture and fixtures	33	33
Leasehold improvements	66	66

Total	321	321
Less accumulated depreciation and amortization	(257)	(235)

Property and equipment, net	$64	$86

Accrued liabilities consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Accrued compensation	$1,010	$1,504
Accrued pre-clinical and clinical trial expenses	2,015	1,732
Accrued professional fees	283	73
Other accruals	28	79

Total accrued liabilities	$3,336	$3,388

5. Collaboration and License Agreements

In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to MBX-8025 and certain other PPARd compounds (the “PPARd Products”) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, the Company has full control and responsibility over the research, development and registration of any PPARd Products and is required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen NV has a right of first negotiation under the agreement to license a particular PPARd Product from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARd Products. No payments were made and no royalties were received under this agreement during the years ended December 31, 2015 and 2014.

In June 2010, the Company entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), a subsidiary of Johnson and Johnson, to further develop and discover undisclosed metabolic disease target agonists for the treatment of T2DM and other disorders and received a one-time nonrefundable technology access fee related to the agreements. The Company is also eligible to receive up to $228 million in contingent payments if certain development and commercial events are achieved as well as royalties on worldwide net sales of products. No such payments have been made to date. Under the terms of the agreements, Janssen has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease targets and is required to use diligent efforts to conduct all such activities. The Company received a termination notice from Janssen, effectively ending these development and licensing agreements in early April 2015. In December 2015, CymaBay exercised an option pursuant to the terms of one of the original agreements to continue to work to research, develop and commercialize compounds with activity against an undisclosed metabolic disease target. Janssen granted

CymaBay an exclusive, worldwide license (with rights to sublicense) under the Janssen know-how and patents to research, develop, make, have made, import, use, offer for sale and sell such compounds. CymaBay has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease target and is required to use diligent efforts to conduct all such activities.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. Pursuant to the license agreement, all of the Company’s patents and patent applications related to arhalofenate, its use, and production are jointly owned with DiaTex. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on any sales of products containing arhalofenate. No development payments were made in the years ended December 31, 2015 and 2014 and no royalties have been paid to date.

6. Debt

2013 Term Loan Facility

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance LLC (referred to herein as the lenders) for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the Company’s September 2013 financing, referred to here as the 2013 Term Loan Facility. The loan had a fixed interest rate of 8.75% payable as interest only for twelve months and a thirty-six month loan amortization period thereafter, with a final interest payment of $0.3 million at the end of the loan period. The second tranche of $5.0 million became available to the Company upon its February 24, 2015 announcement of the achievement of positive Phase 2b data for the Company’s product candidate arhalofenate and remained available to the Company until June 30, 2015. Loans under the second tranche incurred interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum. On June 30, 2015, the second tranche portion of the loan facility expired unused by the Company.

At the time the first $5 million tranche of the facility loan was drawn down, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share. Upon issuance, the fair value of a warrant liability was recorded and is being revalued at each balance sheet date until the warrants are exercised or expire.

2015 Term Loan Facility

On August 7, 2015, the Company entered into a Loan and Security Agreement pursuant to which it refinanced its existing 2013 Term Loan Facility with Oxford Finance LLC and Silicon Valley Bank, for an aggregate amount of up to $15 million, referred to here as the 2015 Term Loan Facility. The first $10 million tranche of this new loan facility was made available to the Company immediately upon the closing and was used in part to retire all $4.1 million of the Company’s existing debt outstanding under the 2013 Term Loan Facility, and to settle accrued interest and closing costs with the lenders. The remaining $5 million, referred to as the second tranche, will be made available to the Company until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, the Company’s gout therapy drug candidate, which includes an upfront payment of not less than $35.0 million (the “second draw milestone”). Because the present value of the future cash flows under the modified loan terms did not exceed the present value of the future cash flows under the previous loan terms by more than 10%, the Company treated this refinancing as a modification. The remaining debt discount costs will be amortized over the remaining term of the Loan and Security Agreement using the effective interest rate method. As of December 31, 2015, the Company has not drawn down on the second tranche.

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

The Company’s obligations under the 2015 Term Loan Facility are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected first priority interest in all of the Company’s tangible and intangible assets, excluding its intellectual property. The Company also entered into a negative pledge agreement with the lenders pursuant to which it has agreed not to encumber any of its intellectual property.

The 2015 Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The 2015 Term Loan Facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of December 31, 2015, the Company was in compliance with the terms of the term loan covenants and there were no identified events of default.

At the closing, the Company also agreed to pay a facility fee of 1.00% of the 2015 Term Loan Facility commitment. In addition, the Company issued warrants exercisable for a total of 114,436 shares of its common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years. Upon issuance, the fair value of a warrant liability of $0.3 million was recorded in the accompanying balance sheet and will be revalued at each balance sheet date until the warrants are exercised or expire.

The term loan facility, debt discounts and final payment balances as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Principal payments due under the loan facility	$10,000	$4,755
Less: unamortized debt discount	(929)	(380)
Plus: accreted value of final payment	237	132

Term loan facility, net	$9,308	$4,507

Future principal payments due under the loan facility are as follows (in thousands):

Principal Payments
Year ending December 31:
2016	$986
2017	3,137
2018	3,423
2019	2,454

Total future principal payments due under loan agreement	$10,000

7. Commitments and Contingencies

Operating Lease Commitments

Rent expense was $0.3 million and $0.4 million for the years ended December 31, 2015 and 2014. The Company leases 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and expires on December 31, 2018.

Future minimum lease payments under operating lease commitments are as follows (in thousands):

Lease Payments
Year ending December 31:
2016	$216
2017	222
2018	228

Total future minimum payments	$666

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

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2015 and 2014. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock as of December 31, 2015 and 2014, respectively.

9. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock as of December 31, 2015 and 2014, respectively.

Common Stock Issuances

On July 25, 2014, the Company completed a public offering of 4,600,000 shares of common stock at $5.50 per share, which the Company refers to as the 2014 public offering. Net proceeds to the Company in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

On November 7, 2014, the Company filed a $100 million registration statement on Form S-3 with the SEC and also entered into an at-the-market facility (ATM) to sell up to $25 million of common stock under the registration statement, under which, as of December 31, 2015, the Company has sold shares of common stock with aggregate net proceeds of $4.3 million.

On July 27, 2015, pursuant to a shelf registration statement on Form S-3, the Company completed the issuance of 8,188,000 shares of its common stock at $2.81 per share in an underwritten public offering, which the Company refers to as the 2015 public offering. Net proceeds to the Company in connection with this offering were approximately $21.1 million after deducting underwriting discounts, commissions and other offering expenses.

Common Stock Warrants

In connection with a 2013 financing and the Company’s private placement of common stock and warrants in September 2013, October 2013 and January 2014, the Company issued five-year warrants to purchase 1,741,788 shares of CymaBay’s common stock at an exercise price of $5.75 per share which the Company refers to here as the 2013 financing warrants. The Company also issued seven-year warrants to purchase 121,739 shares of CymaBay’s common stock to its lenders at an exercise price of $5.00 per share in September 2013. In August 2015, the Company issued ten-year warrants to purchase 114,436 shares of CymaBay’s common stock to its lenders at an exercise price of $2.84 per share. The 2013 financing warrants contain provisions that are contingent on the occurrence of a change in control, which would conditionally obligate the Company to repurchase the warrants for cash in an amount equal to their fair value using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) on the date of such change in control. Due to these provisions, the Company is required to account for the 2013 financing warrants issued in September 2013, October 2013 and January 2014 and all the lender warrants as a liability at fair value. In addition, the estimated liability related to these warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be revalued and reclassified to stockholders’ equity, or expiration of the warrants. These warrants were recorded at fair value upon issuance and were revalued at fair value as of December 31, 2015 and 2014 using a binomial lattice model. The resulting decrease in fair value of $11.1 million for the year ended December 31, 2015 was recorded as a revaluation gain and the increase in fair value of $7.2 million for the year ended December 31, 2014 was recorded as a revaluation loss in other income (expense), net in the Company’s Statement of Operations and Comprehensive Loss.

Shares of Common Stock Authorized for Issuance

As of December 31, 2015 and December 31, 2014, the Company had reserved shares of authorized but unissued common stock as follows:

	December 31, 2015	December 31, 2014
Common stock warrants	1,667,398	1,768,347
Equity incentive plans	2,284,421	1,549,616

Total reserved shares of common stock	3,951,819	3,317,963

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

Stock Plan Activity

As of December 31, 2015, there were 235,367 shares available for issuance under the 2013 Plan. In accordance with the provisions of the 2013 Plan, the number of shares available for issuance under the plan automatically increased by 1,172,350 shares on January 1, 2016.

The following table summarizes stock option activity:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price of Options	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	991,010	$6.09
Options granted	845,703	9.00
Options exercised	—	0
Options forfeited	(15,631)	4.75
Options expired	(16,999)	12.31

Outstanding as of December 31, 2015	1,804,083	$7.41	8.24	$—

Vested and expected to vest as of December 31, 2015	1,757,991	$7.38	8.22	$—

Exercisable as of December 31, 2015	783,856	$6.28	7.81	$—

The following table summarizes information about stock options outstanding as of December 31, 2015:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Term (Years)	Number of Shares
$1.98 – $4.77	108,483	8.95	65,800
$5.00	858,442	7.57	617,070
$5.23	10,000	8.65	3,333
$5.90	18,000	9.29	18,000
$6.85	12,000	8.73	4,500
$7.00	77,000	8.28	32,083
$7.99	6,500	8.36	2,594
$10.00 – $10.49	710,203	8.93	37,021
$238.50	3,455	0.73	3,455

	1,804,083	8.24	783,856

Grant Date Fair Value

The following table presents the weighted-average assumptions the Company used in the Black-Scholes valuation model to derive the grant date fair value-based measurements of employee and director stock options and the resulting estimated weighted-average grant date fair-value-based measurements per share:

	Year Ended December 31,
	2015	2014
Weighted-average assumptions:
Expected term	6.1 yrs	6.0 yrs
Expected volatility	78%	90%
Risk-free interest rate	1.65%	2.02%
Expected dividend yield	0%	0%
Weighted-average grant date fair value per share	$6.13	$4.06

Expected Term

The Company does not believe it can currently place reliance on its historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term. Therefore, for stock option grants made during the years ended December 31, 2015 and 2014, the Company has opted to use the simplified method for estimating the expected term which is an average of the contractual term of the options and its ordinary vesting period. The expected term represents the period of time that options are expected to be outstanding.

Expected Volatility

As the Company has limited trading history for its common stock, the expected stock price volatility for the Company’s common stock was estimated by considering the volatility rates of similar publicly traded peer entities within the life sciences industry. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

The total intrinsic value of options exercised was not significant for the years ended December 31, 2015 and 2014.

Vested and Unvested Awards

The total fair value of options vested for the years ended December 31, 2015 and 2014, was $2.2 million and $1.0 million, respectively.

As of December 31, 2015, and 2014 the total compensation expense related to unvested employee stock options to be recognized in future periods, excluding estimated forfeitures, was $4.8 million and $1.9 million, respectively. The weighted-average periods over which this compensation expense is expected to be recognized are 2.6 years and 3.0 years as of December 31, 2015 and 2014, respectively.

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

Pursuant to their terms, the incentive awards have a term of 10 years and were initially scheduled to vest 100% on the second anniversary of their grant date. However, as a result of the approval by Company’s shareholders of a 500,000 share increase to the 2013 Plan’s share reserve in June 2014, the incentive awards were automatically modified to vest monthly over four years effective from their grant date.

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

The Company recorded $323,000 and $285,000 of stock based compensation expense in the years ended December 31, 2015 and 2014, respectively pertaining to its incentive awards.

Stock-Based Compensation Expense

Employee and Director Expense

Employee and director stock-based compensation expense recorded was as follows (in thousands):

	Year Ended December 31,
	2015	2014
Research and development	$823	$332
General and administrative	1,643	952

Total	$2,466	$1,284

Non-Employee Expense

The Company has issued options to purchase shares of common stock to certain scientific advisors and consultants. The stock options have various exercise prices, a term of ten years, and vest over periods up to sixty months. The Company granted to these advisors and consultants options to purchase 10,000 and 10,000 shares of common stock, in 2015 and 2014, respectively. As of December 31, 2015, options to purchase 18,945 shares of common stock remained unvested, and compensation related to these stock options is subject to periodic adjustment as the shares vest. In 2013, the Company also issued an incentive award for 2,335 shares to a scientific advisor, of which 1,167 shares remained unvested as of December 31, 2015. The Company recorded $21,000 and $8,000 of expense in the years ended December 31, 2015 and 2014, respectively, related to these options and awards.

11. 401(k) Plan

The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. While the Company may elect to match employee contributions, no such matching contributions have been made through December 31, 2015 and 2014.

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

	December 31
	2015	2014
Deferred tax assets:
Federal and state net operating loss carryforwards	$79,966	$71,153
Capitalized research and development	22,287	22,314
Federal and state tax credit carryforwards	7,571	7,083
Other	2,012	1,470

Total deferred tax assets	111,836	102,020
Valuation allowance	(111,836)	(102,020)

Net deferred tax assets	$—	$—

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $9.8 million during the year ended December 31, 2015 and increased $11.2 million during the year ended December 31, 2014.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	December 31
	2015	2014
Expected income tax benefit at federal statutory tax rate	$(5,280)	$(10,851)
Net operating loss adjustments	1	(1,703)
Change in valuation allowance	9,815	11,189
State income taxes, net of federal benefit	(618)	(783)
Permanent items	(3,543)	2,595
Research credits	(375)	(446)
Other, net	—	(1)

Income tax (benefit) expense	$—	$—

Pursuant to Internal Revenue Code (“IRC”), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company completed an analysis under IRC Sections 382 and 383 through December 21, 2007 and determined that the Company’s net operating losses and research and development credits were subject to limitations due to changes in ownership through December 31, 2007. The net operating loss carryforwards reflected in the deferred tax assets at December 31, 2015 have been adjusted to reflect Section 382 limitations resulting from the ownership change. As the Company was in a net operating loss position for the years 2008-2015, the Company has not performed any additional analysis for IRC Sections 382 and 383 and there is a risk that additional changes in ownership could have occurred since December 31, 2007. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

As of December 31, 2015, we had federal net operating loss carryforwards of $205.7 million and state net operating loss carryforwards of $172.0 million to offset future taxable income, if any. In addition, we had federal research and development tax credit carry forwards of $7.2 million and state research and development tax credit carryforwards of $3.5 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2024 through 2035 and the state net operating loss carryforwards will expire beginning in 2016 through 2035. The state tax credit will carry forward indefinitely.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Total
Balances as of December 31, 2013	$1,865
Increases related to prior year tax positions	—
Increases related to 2014 tax positions	126

Balances as of December 31, 2014	$1,991
Increases related to prior year tax positions	—
Increases related to 2015 tax positions	136

Balances as of December 31, 2015	$2,127

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate. The Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for items that arise in the ordinary course of business.

The Company files income tax returns in the U.S. federal and California jurisdiction and is not currently under examination by federal, state, or local taxing authorities for any open tax years. The tax years 1998 through 2015 remain open to examination by the major taxing authorities.

13. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $60,000 in each of the years ended December 31, 2015 and 2014 in monthly cash retainers.

14. Subsequent Events

On January 1, 2016, the share reserve of the Company’s 2013 Equity Incentive Plan, or 2013 Plan, automatically increased by 1,172,350 shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CymaBay Therapeutics, Inc. Registrant

March 29, 2016 Date	/s/ Harold Van Wart Harold Van Wart President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Harold Van Wart Harold Van Wart	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2016

/s/ Sujal Shah Sujal Shah	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2016

/s/ Robert J. Wills Robert J. Wills, Ph.D.	Director	March 28, 2016

/s/ Carl Goldfischer Carl Goldfischer, M.D.	Director	March 28, 2016

/s/ Hari Kumar Hari Kumar, Ph.D.	Director	March 24, 2016

/s/ Kurt von Emster Kurt von Emster, CFA	Director	March 28, 2016

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement. (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.3	Form of 2013 Financing Warrant. (Filed with the SEC as Exhibit 4.3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.1*	2003 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.2*	Form of 2003 Equity Incentive Plan Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.3*	Form of 2003 Equity Incentive Plan Early Exercise Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.4	Form of CymaBay Indemnity Agreement. (Filed with the SEC as Exhibit 10.4 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.5#	Development and Clinical Manufacture Agreement, dated June 5, 2012, between Metabolex, Inc. and Patheon Inc. (Filed with the SEC as Exhibit 10.14 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.6#	Standard Development Agreement, dated October 31, 2006, between Metabolex, Inc. and Metrics, Inc. (Filed with the SEC as Exhibit 10.15 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.7#	License and Development Agreement, dated June 30, 1998, between Metabolex, Inc. and DiaTex, Inc. (Filed with the SEC as Exhibit 10.16 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.8#	First Amendment to License and Development Agreement, dated April 15, 1999, between Metabolex, Inc. and DiaTex, Inc. (Filed with the SEC as Exhibit 10.17 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.9#	Development and Clinical Manufacture Agreement, dated April 30, 2012, between Metabolex, Inc. and Siegfried AG. (Filed with the SEC as Exhibit 10.18 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.10*	2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 6, 2014, SEC File No. 000-55021.)

Exhibit No.	Description of Document

10.11*	Form of Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.26 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.12*	Form of Incentive Award Grant Notice under the 2013 Equity Incentive Plan (Filed with the SEC as Exhibit 10.22 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.13	Lease, dated November 8, 2013, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, L.P. (Filed with the SEC as Exhibit 10.27 to our Form 10-Q, filed with the SEC on November 25, 2013, SEC File No. 000-55021.)

10.14*	Offer Letter, dated December 6, 2013, between CymaBay Therapeutics, Inc. and Sujal Shah. (Filed with the SEC as Exhibit 10.24 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.15*	Amendment to Offer Letter, dated November 21, 2013, between CymaBay Therapeutics, Inc. and Harold Van Wart. (Filed with the SEC as Exhibit 10.25 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.16*	Amendment to Offer Letter, dated November 21, 2013, between CymaBay Therapeutics, Inc. and Charles A. McWherter. (Filed with the SEC as Exhibit 10.26 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.17*	Offer Letter, dated February 28, 2014, between CymaBay Therapeutics, Inc. and Pol Boudes. (Filed with the SEC as Exhibit 10.27 to our Form S-1, filed with the SEC on April 8, 2014, SEC File No. 333-195127.)

10.18#	Master Services Agreement, dated February 17, 2014, between CymaBay Therapeutics, Inc. and INC Research, LLC. (Filed with the SEC as Exhibit 10.28 to our Form S-1, filed with the SEC on April 8, 2014, SEC File No. 333-195127.)

10.19*	Non-Employee Director Compensation Policy (Filed with the SEC as Exhibit 10.20 to our Form 10-K, filed with the SEC on March 23, 2015, SEC File No. 001-36500.).

10.20#	PPARd License Agreement, dated June 20, 2006, by and between Metabolex, Inc. and Janssen Pharmaceutical NV (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on November 14, 2014, SEC File No. 001-36500.)

10.21#	Master Services Agreement, dated September 2, 2015, between CymaBay Therapeutics, Inc. and Pharmaceutical Research Associates, Inc. (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on November 12, 2015, SEC File No. 001-36500.)

10.22	Loan and Security Agreement, dated August 7, 2015, by and among CymaBay Therapeutics, Inc., Oxford Finance LLC, and Silicon Valley Bank (Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on November 12, 2015, SEC File No. 001-36500.)

10.23*	Amendment to Offer Letter, dated February 23, 2016, between Cymabay Therapeutics, Inc. and Kirk Rosemark.

10.24*	Amendment to Offer Letter, dated January 27, 2016, between Cymabay Therapeutics, Inc. and Robert Martin.

10.25*	Amendment to Offer Letter, dated February 23, 2016, between Cymabay Therapeutics, Inc. and Patrick O’Mara.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Indicates management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.