Form 10-Q
period 2016-03-31
CymaBay Therapeutics, Inc.
filed 2016-05-11
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of April 30, 2016, there were 23,447,003 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$21,197	$7,706
Marketable securities	14,057	33,774
Accrued interest receivable	96	186
Prepaid expenses	1,140	1,128

Total current assets	36,490	42,794
Property and equipment, net	59	64
Other assets	221	221

Total assets	$36,770	$43,079

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,777	$1,008
Accrued liabilities	2,735	3,336
Warrant liability	900	1,220
Facility loan	1,262	509
Accrued interest payable	73	73

Total current liabilities	6,747	6,146
Facility loan, less current portion	8,159	8,799
Other liabilites	18	19

Total liabilities	14,924	14,964

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 23,447,003 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	424,981	424,422
Accumulated other comprehensive loss	(1)	(21)
Accumulated deficit	(403,136)	(396,288)

Total stockholders’ equity	21,846	28,115

Total liabilities and stockholders’ equity	$36,770	$43,079

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$4,428	$4,187
General and administrative	2,461	2,589

Total operating expenses	6,889	6,776
Loss from operations	(6,889)	(6,776)
Other income (expense):
Interest income	53	27
Interest expense	(332)	(154)
Other income, net	320	4,575

Net loss	$(6,848)	$(2,328)

Net loss	$(6,848)	$(2,328)
Other comprehensive income:
Unrealized gain on marketable securities	20	7

Other comprehensive income	20	7

Comprehensive loss	$(6,828)	$(2,321)

Basic net loss per common share	$(0.29)	$(0.15)

Diluted net loss per common share	$(0.29)	$(0.44)

Weighted average common shares outstanding used to calculate basic net loss per common share	23,447,003	15,099,567

Weighted average common shares outstanding used to calculate diluted net loss per common share	23,447,003	15,743,167

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(6,848)	$(2,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5	6
Non-employee stock-based compensation expense	3	28
Employee and director stock-based compensation expense	556	705
Amortization of premium on marketable securities	106	167
Non-cash interest associated with debt discount and final payment accretion	113	51
Change in fair value of warrant liability	(320)	(4,575)

Changes in assets and liabilities:
Contract receivables	—	211
Accrued interest receivable	90	(63)
Prepaid expenses	41	628
Other assets	(53)	(42)
Accounts payable	769	(558)
Accrued liabilities	(602)	(390)
Other liabilities	—	1

Net cash used in operating activities	(6,140)	(6,159)

Investing activities
Purchases of property and equipment	—	—
Purchases of marketable securities	(1,000)	(6,617)
Proceeds from sales and maturities of marketable securities	20,631	7,716

Net cash provided by investing activities	19,631	1,099

Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	4,263
Proceeds from issuance of common stock upon warrant exercises	—	426
Repayment of loan principal	—	(374)

Net cash provided by financing activities	—	4,315

Net increase (decrease) in cash and cash equivalents	13,491	(745)
Cash and cash equivalents at beginning of period	7,706	11,586

Cash and cash equivalents at end of period	$21,197	$10,841

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three months ended March 31, 2016, the Company incurred a loss from operations of $6.8 million and used $6.1 million of cash in operations. At March 31, 2016, the Company had an accumulated deficit of $403.1 million. CymaBay expects to incur increased research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (“FDA”) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of March 31, 2016, the Company’s cash, cash equivalents and marketable securities totaled $35.3 million. These funds are expected to satisfy the Company’s liquidity requirements through at least the second quarter of 2017. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases as well as a phase 3 clinical trial to study the therapeutic benefits of arhalofenate on patients with gout. The Company will therefore continue to require additional financing to develop its products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available, the Company may be required to reduce development activities or to close its business, which could have an adverse impact on its ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2015, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2016. The results for the three months ended March 31, 2016, are not necessarily indicative of results to be expected for the year or for any other period.

Use of Estimates

The condensed financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates. The Company believes significant judgment is involved in estimating stock-based compensation, accrued clinical expenses, and equity instrument valuations.

Fair Value of Financial Instruments

The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, accounts payable, accrued expenses, the facility loan, and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, accounts payable and accrued expenses approximate the related fair values due to the short-term maturities of these instruments. Based on prevailing borrowing rates available to the Company for loans with similar terms, the Company believes the fair value of the facility loan, considering level 2 inputs, approximates its carrying value.

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

Level 1—Inputs which include quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.

Level 3—Inputs that are significant to the fair value measurement and are unobservable (i.e. supported by little market activity), which requires the reporting entity to develop its own valuation techniques and assumptions.

	As of March 31, 2016 (In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$20,814	$—	$—	$20,814
Corporate & government debt and asset backed securities	—	14,057	—	14,057

Total assets measured at fair value	$20,814	$14,057	$—	$34,871

Warrant liability	$—	$—	$900	$900

Total liabilities measured at fair value	$—	$—	$900	$900

	As of December 31, 2015
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Money market funds	$6,942	$—	$—	$6,942
Corporate & government debt and asset backed securities	—	33,774	—	33,774

Total assets measured at fair value	$6,942	$33,774	$—	$40,716

Warrant liability	$—	$—	$1,220	$1,220

Total liabilities measured at fair value	$—	$—	$1,220	$1,220

The Company estimates the fair value of its corporate debt, government debt, and asset backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented.

The Company holds a Level 3 liability associated with common stock warrants that were issued in connection with the Company’s financings completed in September and October 2013, January 2014, and August 2015. The warrants are considered liabilities and are valued using a binomial lattice option-pricing model, the inputs for which include the exercise price of the warrants, market price of the underlying common shares, expected term, volatility, the risk-free rate, and the expected changes in stock price that follow announcements of the Company’s clinical trial results and other strategic initiatives. Changes to any of the inputs to the valuation model used by the Company can have a significant impact to the estimated fair value of the warrants.

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$1,220	$13,596
Issuance of financial instrument	—	—
Change in fair value	(320)	(4,575)
Settlement of financial instrument	—	(1,317)

Balance, end of period	$900	$7,704

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, and demand money market accounts. The Company invests excess cash in marketable securities with high credit ratings. These securities consist primarily of corporate debt and asset-backed securities and are classified as “available-for-sale.” Management may liquidate any of these investments in order to meet the Company’s liquidity needs in the next year. Accordingly, any investments with contractual maturities greater than one year from the balance sheet date are classified as short-term in the condensed balance sheets.

Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income or expense in the statements of operations. Unrealized holding gains and losses are reported in accumulated other comprehensive loss, in the balance sheet. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2016:
Government debt securities	$1,504	$—	$—	$1,504
Corporate debt securities	11,554	—	(1)	11,553
Asset-backed securities	1,000	—	—	1,000

	$14,058	$—	$(1)	$14,057

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015:
Government debt securities	$1,509	$—	$(2)	$1,507
Corporate debt securities	27,663	—	$(17)	27,646
Asset-backed securities	4,623	—	(2)	4,621

	$33,795	$—	$(21)	$33,774

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of March 31, 2016 and December 31, 2015, cash restricted under these arrangements was $170,000. This amount is presented in other assets on the accompanying condensed balance sheets.

Concentration of Credit Risk

Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the balance sheet. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing.

Common Stock Warrant Liability

Warrants issued to common stock holders and lenders by the Company in conjunction with financings from 2013 through 2015 are classified as liabilities in the accompanying condensed balance sheets, as the terms for redemption of the underlying security are outside the Company’s control. The warrants are recorded at fair value using a binomial lattice option pricing model. The fair value of these warrants is re-measured at each financial reporting period until the warrants are exercised or expire and immediately before exercise, with any changes in fair value being recognized as a component of other income (expense), net in the accompanying condensed statements of operations and comprehensive loss.

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

In all periods presented, the Company’s outstanding stock options and incentive awards were excluded from the calculation of earnings (loss) per share because the effect would be antidilutive.

The Company’s computation of loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss allocated to common stock-basic	$(6,848)	$(2,328)
Adjustments for revaluation of warrants	—	(4,575)

Net loss allocated to common stock-diluted	$(6,848)	$(6,903)

Denominator:
Weighted average number of common stock shares outstanding — basic	23,447,003	15,099,567
Dilutive Securities
Common stock warrants	—	643,600

Weighted average number of common stock shares outstanding — diluted	23,447,003	15,743,167

Net loss per share—basic:	$(0.29)	$(0.15)

Net loss per share—diluted:	$(0.29)	$(0.44)

The following table shows the total outstanding common stock equivalents considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands).

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Warrants for common stock	1,667	—
Common stock options	2,322	1,707
Incentive awards	245	247

	4,234	1,954

Recent Accounting Pronouncements

Accounting Standards Update 2014-15

In August 2014, the FASB issued guidance codified in ASC 205, Presentation of Financial Statements — Going Concern. Accounting Standards Update 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, to make the required disclosures. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The standard is effective for annual periods ending after December 15, 2016, and interim periods therein. The Company does not expect that the adoption of this standard will have a significant impact on its condensed financial statements.

Accounting Standards Update 2015-03

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. This ASU became effective for the Company in fiscal year 2016. The adoption of this standard did not have a significant impact on its condensed financial statements.

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires management to recognize lease assets and lease liabilities by lessees for all operating leases. The ASU is effective for periods ending on December 15, 2018 and interim periods therein on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its condensed financial statements.

Accounting Standards Update 2016-09

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU will be effective for the Company in 2017 on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its condensed financial statements.

3. Certain Balance Sheet Items

Accrued liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
	(unaudited)
Accrued compensation	$679	$1,010
Accrued pre-clinical and clinical trial expenses	1,623	2,015
Accrued professional fees	408	283
Other accruals	25	28

Total accrued liabilities	$2,735	$3,336

4. Common Stock Warrants

During the three months ended March 31, 2015, the Company issued an aggregate of 122,592 shares of common stock to stockholders upon the exercise of warrants exercisable for shares of the Company’s common stock. The 122,592 shares of common stock were issued pursuant to both cash and net exercise provisions as provided in the warrants. Specifically, 74,136 shares of the Company’s common stock were issued in exchange for $0.4 million and 48,456 shares of the Company’s common stock were issued in exchange for cancellation of warrants to purchase 52,793 shares its common stock. For each warrant exercised, the Company determined the warrant’s exercise date fair value and reclassified the fair value of such settled warrants from the warrant liability to additional paid-in capital, a component of stockholder’s equity. The aggregate amount of these fair value reclassifications totaled $1.3 million during the three months ended March 31, 2015. No warrants were issued or exercised for the three months ended March 31, 2016.

5. Collaboration and License Agreements

Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.

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

In June 2010, the Company entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), a subsidiary of Johnson and Johnson, to further develop and discover undisclosed metabolic disease target agonists for the treatment of T2DM and other disorders and received a one-time nonrefundable technology access fee related to the agreements. The Company received a termination notice from Janssen, effectively ending these development and licensing agreements in early April 2015. In December 2015, the Company exercised an option pursuant to the terms of one of the original agreements to continue work to research, develop and commercialize compounds with activity against an undisclosed metabolic disease target. Janssen granted the Company an exclusive, worldwide license (with rights to sublicense) under the Janssen know-how and patents to research, develop, make, have made, use, offer for sale and sell such compounds. The Company has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease target and is required to use diligent efforts to conduct all such activities.

Dia Tex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on any sales of products containing arhalofenate. No development payments were made in the three months ended March 31, 2016 and 2015 and no royalties have been paid to date.

6. Facility Loans

2013 Term Loan Facility

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance LLC (referred to herein as the lenders) for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the Company’s September 2013 financing, referred to herein as the 2013 Term Loan Facility. The loan had a fixed interest rate of 8.75% payable as interest only for twelve months and a thirty-six month loan amortization period thereafter, with a final interest payment of $0.3 million at the end of the loan period. The second tranche of $5.0 million became available to the Company upon its February 24, 2015 announcement of the achievement of positive Phase 2b data for the Company’s product candidate arhalofenate and remained available to the Company until June 30, 2015. Loans under the second tranche incurred interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum. On June 30, 2015, the second tranche portion of the loan facility expired unused by the Company.

At the time the first $5 million tranche of the facility loan was drawn down, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share. Upon issuance, the fair value of a warrant liability was recorded and is being revalued at each balance sheet date until the warrants are exercised or expire.

2015 Term Loan Facility

On August 7, 2015, the Company entered into a Loan and Security Agreement pursuant to which it refinanced its existing 2013 Term Loan Facility with Oxford Finance LLC and Silicon Valley Bank, for an aggregate amount of up to $15 million, referred to herein as the 2015 Term Loan Facility. The first $10 million tranche of this new loan facility was made available to the Company immediately upon the closing and was used in part to retire all $4.1 million of the Company’s existing debt outstanding under the 2013 Term Loan Facility, and to settle accrued interest and closing costs with the lenders. The remaining $5 million, referred to as the second tranche, was made available to the Company until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, the Company’s gout therapy drug candidate, which includes an upfront payment of not less than $35.0 million (the “second draw milestone”). Because the present value of the future cash flows under the modified loan terms did not exceed the present value of the future cash flows under the previous loan terms by more than 10%, the Company treated this refinancing as a modification. The remaining debt discount costs will be amortized over the remaining term of the Loan and Security Agreement using the effective interest rate method. As of March 31, 2016, the $5 million second tranche expired unused as the second draw milestone was not achieved.

The first loan tranche bears interest at 8.77%, a rate which was determined on the advance date as being the greater of (i) 8.75% and (ii) the sum of 8.47% and the 90 day U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the first tranche. Under the first tranche, the Company is required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. Upon maturity, the remaining balance of the first tranche and a final payment equal to 6.50% of the original principal amount advanced of the applicable tranche are payable.

At the closing, the Company also agreed to pay a facility fee of 1.00% of the 2015 Term Loan Facility commitment. In addition, the Company issued warrants exercisable for a total of 114,436 shares of its common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years. Upon issuance, the fair value of a warrant liability of $0.3 million was recorded in the accompanying balance sheet.

The 2015 Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, and also includes defined customary events of default. As of March 31, 2016, the Company was in compliance with the terms of the term loan covenants and there were no identified events of default.

7. Commitments and Contingencies

The Company leases 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and expires on December 31, 2018. Rent expense was $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.

Future minimum lease payments are as follows (in thousands):

Lease Payments
Year ending December 31:
2016 (from April to December)	$162
2017	222
2018	228

Total future minimum payments	$612

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

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2016 and December 31, 2015. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share as of March 31, 2016. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, the Company had reserved shares of authorized but unissued common stock as follows:

	March 31, 2016	December 31, 2015
	(unaudited)
Common stock warrants	1,667,398	1,667,398
Equity incentive plans	3,456,771	2,284,421

Total reserved shares of common stock	5,124,169	3,951,819

9. Stock Plans and Stock-Based Compensation

Stock Plans

On January 1, 2016, the share reserve of the Company’s 2013 Equity Incentive Plan (“2013 Plan”), automatically increased by 1,172,350 shares. As of March 31, 2016, there were 890,050 shares available for issuance under the 2013 Plan.

Stock-Based Compensation Expense

Employee and Director Expense

Employee and director stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Research and development	$219	$186
General and administrative	337	519

Total	$556	$705

10. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $60,000 in the year ended December 31, 2015 and $15,000 for the three months ended March 31, 2016, in monthly cash retainers. The Company also issued options to purchase shares of common stock and incentive awards to this individual in his capacity as a member of its Scientific Advisory Board.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three months ended March 31, 2016, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC, which registration statement includes an at-the-market facility (ATM) to sell up to $25 million of common stock under the registration statement. As of March 31, 2016, we have sold shares of common stock under the ATM with aggregate net proceeds to us of $4.3 million.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances and review our estimates on an ongoing basis. We consider certain accounting policies including, but not limited to, research and development expenses and clinical accruals, stock-based compensation and valuation of warrant liabilities to be critical policies. Actual results may materially differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2016, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 29, 2016.

Results of Operations

General

To date, we have not generated any income from operations. As of March 31, 2016, we had an accumulated deficit of $403.1 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we may in the future generate revenue from a variety of sources, including product sales, royalties and license fees and milestone payments in connection with strategic partnerships, our product candidates are still under clinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability.

	Three Months Ended March 31,
	2016	2015	Variance
($ in thousands)
Operating expenses:
Research and development	$4,428	$4,187	$241
General and administrative	2,461	2,589	(128)

Loss from operations	(6,889)	(6,776)	(113)
Interest expense, net	(279)	(127)	(152)
Other income, net	320	4,575	(4,255)

Net loss	$(6,848)	$(2,328)	$(4,520)

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended March 31, 2016 and 2015, research and development expenses were $4.4 million and $4.2 million, respectively. Research and development expenses are detailed in the table below:

	Three Months Ended March 31,
($ in thousands)	2016	2015
	(unaudited)
MBX-8025 Phase 2 clinical studies	$1,594	$225
MBX-8025 Drug manufacturing & toxicology studies	1,053	980
MBX-8025 Other studies	4	—
Arhalofenate — Phase 2b Randomized Study	3	914
Arhalofenate — Febuxostat Combo Study	—	77
Arhalofenate Gout — Drug manufacturing	136	657
Other Projects	23	10

Total Project Costs	2,813	2,863
Internal Research and Development Costs	1,615	1,324

Total Research and Development	$4,428	$4,187

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs decreased by $0.1 million to $2.8 million from $2.9 million for the three months ended March 31, 2016 and 2015, respectively. Project costs for the three months ended March 31, 2016 primarily consist of HoFH and PBC Phase 2 clinical trial expenses as well as drug manufacturing and toxicology studies for MBX-8025. Project costs for the three months ended March 31, 2015 consisted primarily of arhalofenate Phase 2 clinical trial expenses as well as drug manufacturing costs related to registration batch production and other manufacturing process development activities for arhalofenate. Internal research and development cost increased by $0.3 million for three months ended March 31, 2016, as compared to March 31, 2015, due to increased employee compensation expenses incurred in 2016 primarily to support the expansion of our clinical development activities.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for MBX-8025 and arhalofenate. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential Phase 3 clinical trials and activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, and other general operating expenses not otherwise included in research and development. General and administrative expenses decreased by $0.1 million, to $2.5 million from $2.6 million, for the three months ended March 31, 2016 and 2015, respectively, primarily due to lower employee stock-based compensation. For the next several quarters, we anticipate general and administrative expenses will remain relatively consistent with current levels, given that we have completed a substantial portion of the effort required to expand our infrastructure and we have secured the professional services necessary to support us as a public reporting company under the Exchange Act.

Other Income, Net

Other income, net for the three months ended March 31, 2016 and 2015 reflected a gain of $0.3 million and $4.6 million, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. We use a binomial lattice option pricing model to value our warrants at each reporting date and the warrant valuations changed primarily due to variations in the price of our common stock which is an input to our valuation model. Specifically, during the three months ended March 31, 2016, the gain recognized was due primarily to a decrease in the value of our common stock from $1.69 at December 31, 2015 to $1.35 at March 31, 2016. During the three months ended March 31, 2015, the gain recognized was due primarily to a decrease in the value of our common stock from $9.83 at December 31, 2014 to $6.92 at March 31, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At March 31, 2016, we had cash, cash equivalents and marketable securities of $35.3 million.

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC, which registration statement includes an at-the-market facility to sell up to $25 million of common stock under the registration statement. In January and February 2015, we sold shares of our common stock under this facility for net proceeds to us of $4.3 million.

On July 27, 2015, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 8,188,000 shares of our common stock at $2.81 per share in an underwritten public offering. Net proceeds to us in connection with this offering were approximately $21.1 million after deducting underwriting discounts, commissions and other offering expenses.

2013 Term Loan Facility

In 2013, we entered into a term loan facility with Silicon Valley Bank and Oxford Finance LLC, collectively referred to as the lenders, for an aggregate amount of $10 million, the first $5 million tranche of which was made available to us as of September 30, 2013 bearing interest at a rate equal to 8.75% per annum. The remaining $5 million, referred to as the second tranche, became available to us for draw down upon our February 24, 2015, announcement of the achievement of positive Phase 2b study data in arhalofenate and remained available to us until June 30, 2015. We did not draw down on the $5 million second tranche before that portion of the loan facility expired on June 30, 2015.

2015 Term Loan Facility

On August 7, 2015, we entered into a new Loan and Security Agreement pursuant to which we refinanced our 2013 term loan facility with Oxford Finance LLC and Silicon Valley Bank for an aggregate amount of up to $15 million, which we refer to as the 2015 term loan facility. The first $10 million tranche of this new loan facility was made available to us immediately upon the closing and was used in part to retire all $4.1 million of our existing term loan debt outstanding on the closing date, and to settle closing costs with the lenders. The remaining $5 million, referred to as the second tranche, was available to us until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, our gout therapy drug candidate, which includes an upfront payment of not less than $35,000,000 (the “second draw milestone”). As of March 31, 2016, the $5 million second tranche expired unused as the second draw milestone was not achieved.

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

The 2015 term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The representations and warranties contained in the 2015 loan facility were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement to allocate risk and may be subject to limitations agreed upon by the parties; accordingly, they should not be relied upon by investors as to assertions of factual matters. The 2015 term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of March 31, 2016, we were in compliance with the terms of the term loan covenants and there were no identified events of default.

At the closing of the 2015 term loan facility, we also agreed to pay a facility fee of 1.00% of the 2015 term loan facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(6,140)	$(6,159)
Net cash provided by investing activities	19,631	1,099
Net cash provided by financing activities	—	4,315

Net increase (decrease) in cash and cash equivalents	$13,491	$(745)

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2016 was $6.1 million primarily due to a net loss of $6.8 million resulting from ongoing drug development activities, a $0.3 million noncash gain recorded to revalue our warrant liability, $0.6 million of stock-based compensation, and other changes in working capital of $0.4 million.

Investing Activities: Net cash provided by investing activities was $19.6 million for the three months ended March 31, 2016, primarily due to net maturities of marketable securities.

Financing Activities: No cash was provided by or used in financing activities for the three months ended March 31, 2016.

Capital Requirements

As of March 31, 2016, our cash, cash equivalents and marketable securities totaled $35.3 million. These funds will satisfy our liquidity requirements through at least the second quarter of 2017. We expect to incur substantial expenditures in the future for the development and potential commercialization of our product candidates. Because of this, we expect our future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases as well as a phase 3 clinical trial to study the therapeutic benefits of arhalofenate on patients with gout. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to reduce our development activities or to close our business.

Contractual Obligations and Commitments

There have been no significant changes to our aggregate contractual obligations as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 29, 2016.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(c)	Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

During the three months ended March 31, 2016, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 other than the risk factor disclosed below. In evaluating our business, you should carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities. As of March 31, 2016, we had cash, cash equivalents and marketable securities of approximately $35.3 million. We believe that these funds, which were obtained through recent equity and debt financings, will allow us to continue operation through at least the second quarter of 2017. We currently believe that we will need to raise additional capital to continue our operations thereafter. Our monthly spending levels vary based on new and ongoing development and corporate activities.

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

We have incurred significant net losses in each year since our inception, including a net loss of approximately $6.8 million for the three months ended March 31, 2016 and $15.5 million and $31.9 million for the years ended December 31, 2015, and 2014, respectively. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of March 31, 2016, we had an accumulated deficit of $403.1 million.

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

CYMABAY THERAPEUTICS, INC.

By:	/s/ Harold Van Wart
Harold Van Wart
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	May 11, 2016

By:	/s/ Sujal Shah
Sujal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 11, 2016

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

10.1	Amendment to Offer Letter, dated February 23, 2016, between Cymabay Therapeutics, Inc. and Kirk Rosemark. (Filed with the SEC as Exhibit 10.23 to our Form 10-K, filed with the SEC on March 29, 2016, SEC File No 001-36500).

10.2	Amendment to Offer Letter, dated January 27, 2016, between Cymabay Therapeutics, Inc. and Robert Martin. (Filed with the SEC as Exhibit 10.24 to our Form 10-K, filed with the SEC on March 29, 2016, SEC File No 001-36500).

10.3	Amendment to Offer Letter, dated February 23, 2016, between Cymabay Therapeutics, Inc. and Patrick O’Mara. (Filed with the SEC as Exhibit 10.25 to our Form 10-K, filed with the SEC on March 29, 2016, SEC File No 001-36500).

10.4	Compensation Arrangements with certain Executive Officers (Filed with the SEC under Item 5.02 of our Form 8-K, filed with the SEC on January 29, 2016, SEC File No 001-36500).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Cross references to other filings in the table above incorporate such agreements and descriptions above by reference here.