Form 10-Q
period 2016-06-30
CymaBay Therapeutics, Inc.
filed 2016-08-09
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of July 31, 2016, there were 23,447,003 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,411	$7,706
Marketable securities	16,705	33,774
Accrued interest receivable	19	186
Prepaid expenses	1,029	1,128

Total current assets	30,164	42,794
Property and equipment, net	90	64
Other assets	221	221

Total assets	$30,475	$43,079

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,272	$1,008
Accrued liabilities	2,897	3,336
Warrant liability	1,259	1,220
Facility loan	2,041	509
Accrued interest payable	73	73

Total current liabilities	7,542	6,146
Facility loan, less current portion	7,496	8,799
Other liabilites	16	19

Total liabilities	15,054	14,964

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 23,447,003 and 23,447,003 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	425,552	424,422
Accumulated other comprehensive loss	(5)	(21)
Accumulated deficit	(410,128)	(396,288)

Total stockholders’ equity	15,421	28,115

Total liabilities and stockholders’ equity	$30,475	$43,079

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$4,131	$4,260	$8,559	$8,447
General and administrative	2,215	2,285	4,676	4,874

Total operating expenses	6,346	6,545	13,235	13,321

Loss from operations	(6,346)	(6,545)	(13,235)	(13,321)
Other income (expense):
Interest income	48	26	101	53
Interest expense	(336)	(165)	(668)	(319)
Other (expense) income, net	(358)	5,327	(38)	9,902

Net loss	$(6,992)	$(1,357)	$(13,840)	$(3,685)

Net loss	$(6,992)	$(1,357)	$(13,840)	$(3,685)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(4)	(6)	16	1

Other comprehensive (loss) income	(4)	(6)	16	1

Comprehensive loss	$(6,996)	$(1,363)	$(13,824)	$(3,684)

Basic net loss per common share	$(0.30)	$(0.09)	$(0.59)	$(0.24)
Diluted net loss per common share	$(0.30)	$(0.09)	$(0.59)	$(0.88)

Weighted average common shares outstanding used to calculate basic net loss per common share	23,447,003	15,258,363	23,447,003	15,179,404
Weighted average common shares outstanding used to calculate diluted net loss per common share	23,447,003	15,258,363	23,447,003	15,427,832

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net loss	$(13,840)	$(3,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	11
Stock based compensation expense	1,130	1,312
Amortization of premium on marketable securities	133	228
Non-cash interest associated with debt discount accretion	229	86
Change in fair value of warrant liability	39	(9,902)

Changes in assets and liabilities:
Contract receivables	—	194
Accrued interest receivable	167	53
Prepaid expenses	99	995
Other assets	—	(213)
Accounts payable	264	(364)
Accrued liabilities	(439)	(224)
Accrued interest payable	—	38
Other liabilities	(3)	3

Net cash used in operating activities	(12,210)	(11,468)

Investing activities
Purchases of property and equipment	(37)	—
Purchases of marketable securities	(17,704)	(13,375)
Proceeds from maturities of marketable securities	34,656	21,028

Net cash provided by investing activities	16,915	7,653

Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	—	4,263
Proceeds from issuance of common stock upon warrant exercises	—	426
Repayment of loan principal	—	(758)

Net cash provided by financing activities	—	3,931

Net increase in cash and cash equivalents	4,705	116
Cash and cash equivalents at beginning of period	7,706	11,586

Cash and cash equivalents at end of period	$12,411	$11,702

See accompanying notes.

CymaBay Therapeutics, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the “Company” or “CymaBay”) is a biopharmaceutical company focused on developing therapies to treat diseases with high unmet medical need, including serious rare and orphan disorders. The Company’s two key clinical development candidates are MBX-8025 and arhalofenate. MBX-8025 is currently being developed for the treatment of various orphan lipid and liver diseases. Arhalofenate is being developed for the treatment of gout. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the six months ended June 30, 2016, the Company incurred a net loss of $13.8 million and used $12.2 million of cash in operations. At June 30, 2016, the Company had an accumulated deficit of $410.1 million. CymaBay expects to incur increased research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (“FDA”) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of June 30, 2016, the Company’s cash, cash equivalents and marketable securities totaled $29.1 million. These funds are expected to satisfy the Company’s liquidity requirements through at least the second quarter of 2017. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including additional phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases, including primary biliary cholangitis (PBC) and homozygous familial hypercholesterolemia (HoFH), as well as a phase 3 clinical trial to study the therapeutic benefits of arhalofenate on patients with gout. The Company will therefore continue to require additional financing to develop its products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available, the Company may be required to reduce development activities or to close its business, which could have an adverse impact on its ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2015, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2016. The results for the three and six months ended June 30, 2016, are not necessarily indicative of results to be expected for the year or for any other period.

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

Fair Value of Financial Instruments

The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, accrued interest receivable, prepaid expenses, accounts payable, accrued interest payable, accrued expenses, the facility loan, and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, accrued interest receivable, prepaid expenses, accounts payable, accrued expenses, and accrued interest payable approximate the related fair values due to the short maturities of these instruments. Based on prevailing borrowing rates available to the Company for loans with similar terms, the Company believes the fair value of the Facility Loan, considering level 2 inputs, approximates its carrying value.

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

	As of June 30, 2016
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$11,384	$—	$—	$11,384
Commercial paper	—	899	—	899
Short-term investments:
Commercial paper	—	7,969	—	7,969
Corporate debt and asset backed securities	—	8,736	—	8,736

Total assets measured at fair value	$11,384	$17,604	$—	$28,988

Warrant liability	$—	$—	$1,259	$1,259

Total liabilities measured at fair value	$—	$—	$1,259	$1,259

	As of December 31, 2015
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$6,942	$—	$—	$6,942
Short-term investments:
Commercial paper	—	5,992	—	5,992
Government debt securities	—	1,507	—	1,507
Corporate debt and asset backed securities	—	26,275	—	26,275

Total assets measured at fair value	$6,942	$33,774	$—	$40,716

Warrant liability	$—	$—	$1,220	$1,220

Total liabilities measured at fair value	$—	$—	$1,220	$1,220

The Company estimates the fair value of its corporate debt, government debt, money market funds, commercial paper, and asset backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented.

The Company holds a Level 3 liability associated with common stock warrants that were issued in connection with the Company’s financings completed in September and October 2013, January 2014, and August 2015. The warrants are classified as liabilities and recorded at fair value using a binomial lattice option-pricing model, the inputs for which include the exercise price of the warrants, market price of the underlying common shares, expected term, volatility, the risk-free rate, and the expected changes in stock price that follow announcements of the Company’s clinical trial results and other strategic initiatives. Changes to any of the inputs to the valuation model used by the Company can have a significant impact to the estimated fair value of the warrants.

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Balance, beginning of period	$1,220	$13,596
Issuance of financial instrument	—	—
Change in fair value	39	(9,902)
Settlement of financial instrument	—	(1,513)

Balance, end of period	$1,259	$2,181

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist primarily of deposits with commercial banks in checking, interest-bearing, and demand money market accounts.

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

Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income or expense in the statements of operations. Unrealized holding gains and losses are reported in accumulated other comprehensive loss, in the balance sheets. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value.

Marketable securities in the condensed balance sheets, all of which are classified as available-for-sale, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2016:
Corporate debt securities	$12,797	$—	$(4)	$12,793
Asset-backed securities	3,913	—	(1)	3,912

	$16,710	$—	$(5)	$16,705

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015:
Government debt securities	$1,509	$—	$(2)	$1,507
Corporate debt securities	27,663	—	$(17)	27,646
Asset-backed securities	4,623	—	(2)	4,621

	$33,795	$—	$(21)	$33,774

At June 30, 2016, and December 31, 2015, the remaining contractual maturities of the Company’s government and corporate debt securities was less than one year and asset backed securities was between two and five years. Realized gains and losses were immaterial for all periods presented. None of these investments has been in a continuous unrealized loss position for more than 12 months as of June 30, 2016, or December 31, 2015.

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of June 30, 2016, and December 31, 2015, cash restricted under these arrangements was $170,000. This amount is presented in other assets on the accompanying condensed balance sheets.

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

Common Stock Warrant Liability

Warrants issued to common stock holders and lenders by the Company in conjunction with financings from 2013 through 2015 are classified as liabilities in the accompanying condensed balance sheets, as the terms for redemption of the underlying security are outside the Company’s control. The warrants are recorded at fair value and are re-measured at each financial reporting period until the warrants are exercised or expire and immediately before exercise, with any changes in fair value being recognized as a component of other income (expense), net in the accompanying condensed statements of operations and comprehensive loss.

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

Stock-Based Compensation

Employee and director stock-based compensation is measured at the grant date, based on the fair-value of the awards, and the portion that is ultimately expected to vest is recognized as an expense over the related vesting periods, net of estimated forfeitures. The Company calculates the fair-value of option grants and incentive awards using the Black-Scholes model and recognizes expense using the straight-line attribution method.

Equity awards granted to non-employees are valued using the Black-Scholes option pricing model to determine the fair value of such instruments. The fair value of equity awards granted to non-employees are re-measured throughout the related vesting period and amortized to expense over that period.

Net Loss Per Common Share

Basic net loss per share of common stock is calculated as the weighted average number of shares of common stock outstanding equivalents during the period. Diluted net loss per share of common stock is calculated as the weighted average number of shares of common stock outstanding adjusted to include the assumed exercises of stock options and warrants, if dilutive.

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

In all periods presented, the Company’s outstanding stock options and incentive awards were excluded from the calculation of net loss per share because the effect would be antidilutive.

The Company’s computation of net loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator:
Net loss allocated to common stock-basic	$(6,992)	$(1,357)	$(13,840)	$(3,685)
Adjustments for revaluation of warrants	—	—	—	(9,902)

Net loss allocated to common stock-diluted	$(6,992)	$(1,357)	$(13,840)	$(13,587)

Denominator:
Weighted average number of common stock shares outstanding — basic	23,447,003	15,258,363	23,447,003	15,179,404
Dilutive Securities:
Common stock warrants	—	—	—	248,428

Weighted average number of common stock shares outstanding — diluted	23,447,003	15,258,363	23,447,003	15,427,832

Net loss per share—basic:	$(0.30)	$(0.09)	$(0.59)	$(0.24)
Net loss per share—diluted:	$(0.30)	$(0.09)	$(0.59)	$(0.88)

The following table shows the total outstanding common stock equivalents considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Warrants for common stock	1,667	1,553	1,667	—
Common stock options	2,415	1,794	2,415	1,794
Incentive awards	243	245	243	245

	4,325	3,592	4,325	2,039

Recent Accounting Pronouncements

Accounting Standards Update 2014-15

In August 2014, the FASB issued guidance codified in ASC 205, Presentation of Financial Statements — Going Concern. Accounting Standards Update 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, to make the required disclosures. Early adoption will be permitted. The standard is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. The Company does not expect that the adoption of this standard will have a significant impact on its condensed financial statements.

Accounting Standards Update 2015-03

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The Company adopted this ASU with retrospective application in the first quarter of 2016. As the Company does not have any debt issuance costs recorded as assets, the adoption of this standard did not have any impact on its condensed financial statements.

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU requires management to recognize lease assets and lease liabilities by lessees for most leases. The ASU is effective for the annual periods beginning after December 15, 2018 and interim periods therein on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its condensed financial statements.

Accounting Standards Update 2016-09

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU will be effective for the Company for the annual periods beginning after December 15, 2016 and interim periods within those annual periods on a modified retrospective basis. The Company is currently evaluating the impact this guidance will have on its condensed financial statements.

Accounting Standards Update 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available–for-sale debt securities and provides for a simplified accounting model for purchased financial assets with deterioration since their origination. The ASU is effective for the annual periods beginning after December 15, 2019 including interim periods within those annual periods. The Company is currently evaluating the impact this guidance will have on its condensed financial statements.

3. Certain Balance Sheet Items

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Accrued compensation	$1,055	$1,010
Accrued pre-clinical and clinical trial expenses	1,510	2,015
Accrued professional fees	266	283
Other accruals	66	28

Total accrued liabilities	$2,897	$3,336

4. Common Stock Warrants

During the three and six months ended June 30, 2015, the Company issued an aggregate of 9,703 and 132,295 shares of common stock, respectively, to stockholders upon the exercise of warrants exercisable for shares of the Company’s common stock. The 132,295 shares of common stock were issued pursuant to both cash and net exercise provisions as provided in the warrants. Specifically, 74,136 shares of the Company’s common stock were issued in exchange for $0.4 million in cash and 58,159 shares of the Company’s common stock were issued in exchange for shares of its common stock in accordance with net exercise provisions. For each warrant exercised, the Company determined the warrant’s exercise date fair value and reclassified the fair value of such settled warrants from the warrant liability to additional paid-in capital, a component of stockholder’s equity. The aggregate amount of these fair value reclassifications totaled $0.2 million and $1.5 million during the three and six months ended June 30, 2015, respectively. No warrants were issued or exercised for the three and six months ended June 30, 2016.

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

Dia Tex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on any sales of products containing arhalofenate. No development payments were made in the three and six months ended June 30, 2016 and 2015 and no royalties have been paid to date.

6. Facility Loans

2013 Term Loan Facility

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance LLC (referred to herein as the lenders) for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the Company’s September 2013 financing, referred to herein as the 2013 Term Loan Facility. The loan had a fixed interest rate of 8.75% payable as interest only for twelve months and a thirty-six month loan amortization period thereafter, with a final interest payment of $0.3 million at the end of the loan period. The second tranche of $5.0 million became available to the Company upon its February 24, 2015, announcement of the achievement of positive Phase 2b data for the Company’s product candidate arhalofenate and remained available to the Company until June 30, 2015. On June 30, 2015, the second tranche portion of the loan facility expired unused by the Company.

At the time the first $5.0 million tranche of the facility loan was drawn down, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share. Upon issuance, the fair value of a warrant liability was recorded and is being revalued at each balance sheet date until the warrants are exercised or expire.

2015 Term Loan Facility

On August 7, 2015, the Company entered into a Loan and Security Agreement pursuant to which it refinanced its existing 2013 Term Loan Facility with Oxford Finance LLC and Silicon Valley Bank, for an aggregate amount of up to $15.0 million, referred to herein as the 2015 Term Loan Facility. The first $10.0 million tranche of this new loan facility was made available to the Company immediately upon the closing and was used in part to retire all $4.1 million of the Company’s existing debt outstanding under the 2013 Term Loan Facility, and to settle accrued interest and closing costs with the lenders. The remaining $5.0 million, referred to as the second tranche, was made available to the Company until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, the Company’s gout therapy drug candidate, which includes an upfront payment of not less than $35.0 million (the second draw milestone). Because the present value of the future cash flows under the modified loan terms did not exceed the present value of the future cash flows under the previous loan terms by more than 10%, the Company treated this refinancing as a modification. The remaining debt discount costs will be amortized over the remaining term of the Loan and Security Agreement using the effective interest rate method. As of March 31, 2016, the $5.0 million second tranche expired unused as the second draw milestone was not achieved.

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

At the closing, the Company also agreed to pay a facility fee of 1.00% of the 2015 Term Loan Facility commitment. In addition, the Company issued warrants exercisable for a total of 114,436 shares of its common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years. Upon issuance, the fair value of a warrant liability of $0.3 million was recorded in the accompanying balance sheet and is being revalued at each balance sheet date until the warrants are exercised or expire.

The 2015 Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, and also includes defined customary events of default. As of June 30, 2016, the Company was in compliance with the term loan covenants and there were no identified events of default.

7. Commitments and Contingencies

The Company leases 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and expires on December 31, 2018. Rent expense was $0.1 million for each of the three months ended June 30, 2016 and 2015, and $0.2 million for each of the six months ended June 30, 2016 and 2015.

Future minimum lease payments are as follows (in thousands):

Lease
Payments
Year ending December 31:
2016 (from July to December)	$108
2017	222
2018	228

Total future minimum payments	$558

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification, including indemnification associated with product liability or infringement of intellectual property rights. The Company’s exposure under these agreements is unknown because it involves future claims that may be made against the Company that may be, but have not yet been, made. To date, the Company has not paid any claims or been required to defend any action related to these indemnification obligations, and no amounts have been accrued in the accompanying consolidated balance sheets related to these indemnification obligations.

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2016, and December 31, 2015. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share as of June 30, 2016. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2016.

As of June 30, 2016 and December 31, 2015, the Company had reserved shares of authorized but unissued common stock as follows:

	June 30,	December 31,
	2016	2015
	(unaudited)
Common stock warrants	1,667,398	1,667,398
Equity incentive plans	3,456,771	2,284,421

Total reserved shares of common stock	5,124,169	3,951,819

9. Stock Plans and Stock-Based Compensation

Stock Plans

On January 1, 2016, the share reserve of the Company’s 2013 Equity Incentive Plan (“2013 Plan”), automatically increased by 1,172,350 shares. As of June 30, 2016, there were 798,104 shares available for issuance under the 2013 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense recorded, net of estimated forfeitures, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Research and development	$223	$202	$445	$415
General and administrative	347	378	685	897

Total	$570	$580	$1,130	$1,312

10. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $60,000 in the year ended December 31, 2015 and $30,000 for the six months ended June 30, 2016, in monthly cash retainers. The Company also granted 9,000 options to purchase shares of common stock to this individual in his capacity as a member of its Scientific Advisory Board for the six months ended June 30, 2016.

11. Subsequent Event

In July 2016, we granted 350,000 stock options to employees, of which 327,000 included vesting conditions associated with achievement of certain clinical development and capital raising milestones through 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

CymaBay Therapeutics, Inc. is focused on developing therapies to treat diseases with high unmet medical need, including serious rare and orphan disorders. Our two key clinical development candidates are MBX-8025 and arhalofenate.

We are currently developing MBX-8025 for the treatment of various orphan liver and lipid diseases. In May 2016, we announced results from a Phase 2 clinical study of MBX-8025 in patients with primary biliary cholangitis (PBC). The study was intended to enroll approximately 75 patients with PBC who had an inadequate response to ursodiol and randomize them to receive either placebo or MBX-8025 (either 50 mg or 200 mg) once-daily for 12 weeks. Despite the occurrence of three cases of asymptomatic, reversible transaminase elevations (two in the 200 mg and one in the 50 mg cohorts), data from 26 patients that completed between 2 and 12 weeks of dosing demonstrated that treatment with MBX-8025 resulted in statistically significant reductions in the primary endpoint of alkaline phosphatase (ALP). The mean decreases from baseline in ALP for the 50 and 200 mg dose groups were 57% and 62%, respectively, vs. 0.37% for placebo (p < 0.0001 for both). We made the decision to discontinue the study early after review of safety and efficacy data demonstrated clear proof-of-concept and need for further dose reduction to optimize clinical safety and efficacy. We intend to initiate a dose-ranging Phase 2 trial of MBX-8025 at lower doses in patients with PBC. In March 2016, we announced data from a second Phase 2 clinical study evaluating MBX-8025 in 13 patients with homozygous familial hypercholesterolemia (HoFH). Five patients in this study experienced what we believe was a clinically meaningful maximal decrease in low density lipoprotein (LDL-C) of greater than 20% with three of them having decreases greater than 30%. However, given the variability in responses observed in this study, including a number of patients that did not experience a decrease in LDL-C, we believe additional proof-of-concept data would be warranted before determining whether or not to advance to a registration study of MBX-8025 in patients with HoFH. We also believe that MBX-8025 could have utility in the treatment of severe hypertriglyceridemia (SHTG) and the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH). We have obtained orphan-drug designations for MBX-8025 in both HoFH and SHTG (Frederickson type I or V hyperlipoproteinemia).

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

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC, which registration statement includes an at-the-market facility (ATM) to sell up to $25 million of common stock under the registration statement. As of June 30, 2016, we have sold shares of common stock under the ATM with aggregate net proceeds to us of $4.3 million.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances and review our estimates on an ongoing basis. We consider certain accounting policies including, but not limited to, research and development expenses and clinical accruals, stock-based compensation and valuation of warrant liabilities to be critical policies. Actual results may materially differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2016, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 29, 2016.

Results of Operations

General

To date, we have not generated any income from operations. As of June 30, 2016, we had an accumulated deficit of $410.1 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we may in the future generate revenue from a variety of sources, including product sales, royalties and license fees and milestone payments in connection with strategic partnerships, our product candidates are still under clinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	Variance	2016	2015	Variance
($ in thousands)
Operating expenses:
Research and development	$4,131	$4,260	$(129)	$8,559	$8,447	$112
General and administrative	2,215	2,285	(70)	4,676	4,874	(198)

Loss from operations	(6,346)	(6,545)	199	(13,235)	(13,321)	86
Interest expense, net	(288)	(139)	(149)	(567)	(266)	(301)
Other income (expense), net	(358)	5,327	(5,685)	(38)	9,902	(9,940)

Net loss	$(6,992)	$(1,357)	$(5,635)	$(13,840)	$(3,685)	$(10,155)

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended June 30, 2016 and 2015, research and development expenses were $4.1 million and $4.3 million, respectively. For the six months ended June 30, 2016 and 2015, research and development expenses were $8.6 million and $8.4 million, respectively. Research and development expenses are detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
	(unaudited)		(unaudited)
MBX-8025 Phase 2 clinical studies	$1,931	$155	$3,437	$155
MBX-8025 Drug manufacturing & toxicity studies	505	925	1,644	2,130
MBX-8025 Other studies	—	104	5	104
Arhalofenate Gout — Phase 2b Randomized Study	7	338	10	1,252
Arhalofenate Gout — Febuxostat Combo Study	24	100	24	177
Arhalofenate Gout — Drug manufacturing	113	1,056	249	1,713
Other Projects	11	23	35	34

Total Project Costs	2,591	2,701	5,404	5,565
Internal Research and Development Costs	1,540	1,559	3,155	2,882

Total Research and Development	$4,131	$4,260	$8,559	$8,447

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs decreased by $0.1 million to $2.6 million from $2.7 million for the three months ended June 30, 2016 and 2015, respectively. Project costs for the three months ended June 30, 2016, primarily consist of PBC Phase 2 clinical trial expenses as well as drug manufacturing development for MBX-8025. Project costs for the three months ended June 30, 2015, consisted primarily of drug manufacturing costs related to registration batch production and other manufacturing process development activities for arhalofenate as well as costs incurred for toxicology studies and other development activities associated with MBX-8025. Internal research and development cost were essentially unchanged for the three months ended June 30, 2016, as compared to June 30, 2015.

Total project costs decreased by $0.2 million to $5.4 million from $5.6 million for the six months ended June 30, 2016 and 2015, respectively. Project costs for the six months ended June 30, 2016 primarily consist of HoFH and PBC Phase 2 clinical trial expenses as well as drug manufacturing and toxicology studies for MBX-8025. Project costs for the six months ended June 30, 2015, consisted primarily of arhalofenate Phase 2 clinical trial expenses as well as drug manufacturing costs related to registration batch production and other manufacturing process development activities for arhalofenate. Internal research and development cost increased by $0.3 million for the six months ended June 30, 2016, as compared to June 30, 2015, primarily due to increased employee compensation expenses to support the expansion of our clinical development activities.

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

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, and other general operating expenses not otherwise included in research and development. General and administrative expenses decreased by $0.1 million, to $2.2 million from $2.3 million for the three months ended June 30, 2016 and 2015, respectively, primarily due to lower legal and consulting services. General and administrative expenses decreased by $0.2 million, to $4.7 million from $4.9 million, for the six months ended June 30, 2016 and 2015, respectively, primarily due to lower employee stock-based compensation. For the next several quarters, we anticipate general and administrative expenses will remain relatively consistent with current levels, given that we have completed a substantial portion of the effort required to expand our infrastructure and we have secured the professional services necessary to support us as a public reporting company under the Exchange Act.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2016 and 2015, reflected a loss of $0.4 million and a gain of $5.3 million, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. We use a binomial lattice option pricing model to value our warrants at each reporting date and the warrant valuations changed primarily due to variations in the price of our common stock which is an input to our valuation model. Specifically, during the three months ended June 30, 2016, the loss recognized was due primarily to an increase in the value of our common stock from $1.35 at March 31, 2016, to $1.74 at June 30, 2016. During the three months ended June 30, 2015, the gain recognized was due primarily to a decrease in the value of our common stock from $6.92 at March 31, 2015, to $2.69 at June 30, 2015.

Other income (expense), net for the six months ended June 30, 2016 and 2015, primarily included a loss of $39,000 and a gain of $9.9 million, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. Specifically, during the six months ended June 30, 2016, the loss recognized was due primarily to an increase in the value of our common stock from $1.69 at December 31, 2015, to $1.74 at June 30, 2016. During the six months ended June 30, 2015, the gain recognized was due primarily to a decrease in the value of our common stock from $9.83 at December 31, 2014, to $2.69 at June 30, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At June 30, 2016, we had cash, cash equivalents and marketable securities of $29.1 million, compared to $41.5 million at December 31, 2015.

On July 25, 2014, we completed a public offering of 4.6 million shares of our common stock at $5.50 per share. Net proceeds to us in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discount, commissions and offering expenses.

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

The first loan tranche bears interest at 8.77%, a rate determined on the advance date as being the greater of (i) 8.75% and (ii) the sum of 8.47% and the 90 day U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the first tranche. Under the first tranche, we are required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. Upon maturity, the remaining loan balance and a final payment equal to 6.50% of the original principal amount advanced are payable.

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

The 2015 term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The representations and warranties contained in the 2015 loan facility were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement to allocate risk and may be subject to limitations agreed upon by the parties; accordingly, they should not be relied upon by investors as to assertions of factual matters. The 2015 term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of June 30, 2016, we were in compliance with the terms of the term loan covenants and there were no identified events of default.

At the closing of the 2015 term loan facility, we also agreed to pay a facility fee of 1.00% of the 2015 term loan facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(12,210)	$(11,468)
Net cash provided by investing activities	16,915	7,653
Net cash provided by financing activities	—	3,931

Net increase in cash and cash equivalents	$4,705	$116

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2016, was $12.2 million primarily due to a net loss of $13.8 million resulting from ongoing drug development activities, offset by $1.1 million of stock-based compensation, noncash items of $0.4 million, and other changes in operating assets and liabilities of $0.1 million.

Investing Activities: Net cash provided by investing activities was $17.0 million for the six months ended June 30, 2016, primarily due to net maturities of marketable securities.

Financing Activities: No cash was provided by or used in financing activities for the six months ended June 30, 2016.

Capital Requirements

As of June 30, 2016, our cash, cash equivalents and marketable securities totaled $29.1 million. These funds will satisfy our liquidity requirements through at least the second quarter of 2017. We expect to incur substantial expenditures in the future for the development and potential commercialization of our product candidates. Because of this, we expect our future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases as well as a phase 3 clinical trial to study the therapeutic benefits of arhalofenate on patients with gout. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to reduce our development activities or to close our business.

Contractual Obligations and Commitments

There have been no significant changes to our aggregate contractual obligations as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 29, 2016.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(c)	Changes in Internal Controls. During the second quarter of 2016, we completed implementation of a new General Ledger (GL) system for financial accounting and reporting to replace our legacy GL system. The implementation of this new system was not in response to any identified deficiency or material weakness in our internal control over financial reporting. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.

Other than the GL system implementation, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

During the three and six months ended June 30, 2016, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than the risk factors disclosed below. In evaluating our business, you should carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities. As of June 30, 2016, we had cash, cash equivalents and marketable securities of approximately $29.1 million. We believe that these funds, which were obtained through recent equity and debt financings, will allow us to continue operation through at least the second quarter of 2017. We currently believe that we will need to raise additional capital to continue our operations thereafter. We will need additional capital to further develop MBX-8025 and arhalofenate which we may obtain through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. Our monthly spending levels vary based on new and ongoing development and corporate activities.

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

We have incurred significant net losses in each year since our inception, including a net loss of approximately $13.8 million for the six months ended June 30, 2016 and $15.5 million and $31.9 million for the years ended December 31, 2015, and 2014, respectively. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of June 30, 2016, we had an accumulated deficit of $410.1 million.

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates, including arhalofenate, which has completed eight Phase 1 and nine Phase 2 clinical trials, including five Phase 2 studies in gout, and MBX-8025, which has completed five Phase 1 and two Phase 2 clinical trials. We had an end of phase 2 meeting with the FDA in the third quarter of 2015 to review the results of our clinical studies and to discuss the proposed design of a phase 3 program for arhalofenate. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In March 2016, we completed a second Phase 2 clinical study for MBX-8025 in patients with homozygous familial hypercholestorolemia (HoFH). In May 2016, we announced results from a third Phase 2 clinical study of MBX-8025 in patients with primary biliary cholangitis (PBC) that we discontinued early after interim safety and efficacy data demonstrated proof-of-concept but a need for further dose reduction to optimize clinical safety and efficacy given the occurrence of elevated liver transaminases. The success of arhalofenate and MBX-8025, respectively, will depend on several factors, including the following:

•	successful enrollment and completion of clinical trials;

•	positive efficacy and safety data from clinical trials;

•	recognition by the FDA and other regulatory authorities outside of the U.S. of orphan disease designation for MBX-8025 in target indications in addition to those already obtained;

•	obtaining a partner to further develop and potentially commercialize arhalofenate;

•	receipt of marketing approvals from the FDA and regulatory authorities outside the U.S. for our product candidates;

•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

We have completed nine Phase 2 clinical studies of arhalofenate, including five in gout. In addition, eight clinical studies with MBX-8025 and five clinical studies with MBX-2982 have been conducted. However, we have never conducted a Phase 3 clinical trial. The results we have seen to date in our Phase 2 clinical trials of MBX-8025 and arhalofenate do not ensure that later clinical trials will demonstrate similar results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

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

Negative or inconclusive results of our future clinical trials of MBX-8025 or arhalofenate, or any other clinical trial we conduct, could require that we repeat or conduct additional clinical studies. Despite the results reported in earlier clinical trials for MBX-8025 and arhalofenate, we do not know whether any clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates, including arhalofenate, may be adversely impacted.

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

We have only recently commenced clinical trials of MBX-8025 for the indications for which we currently are pursuing, including HoFH and PBC and MBX-8025 may not be demonstrated to be effective in treatment of these or other indications we may target. For instance, in March 2016, we completed a Phase 2 clinical study evaluating MBX-8025 in 13 patients with HoFH. However, as a result of the variability in responses observed in this study, including a number of patients that did not experience a decrease in LDL-C, we believe additional proof-of-concept data would be warranted before determining whether or not to advance to a registration study of MBX-8025 in patients with HoFH. Although we believe that MBX-8025 may be beneficial to address the diseases for which we are considering redirecting its development, there is no guarantee that MBX-8025 will prove to be safe or efficacious in the treatment of these diseases, or that we will be able to obtain regulatory approval for these indications. The results of these clinical studies and other nonclinical studies may determine whether the benefits perceived from the use of MBX-8025 would outweigh the risks perceived from treatment with MBX-8025. In May 2016, we announced results from a Phase 2 clinical study of MBX-8025 in patients with primary biliary cholangitis (PBC) that we discontinued early after interim safety and efficacy data demonstrated proof-of-concept but a need for further dose reduction to optimize clinical safety and efficacy given the occurrence of elevated liver transaminases. Liver transaminase levels for these patients returned back to within normal range once patients discontinued treatment with MBX-8025. Although we intend to study doses of MBX-8025 below 50 mg in subsequent clinical studies in patients with PBC, there is no assurance that we will not continue to see patients experience elevated liver transaminases. A complete review of safety data from the discontinued Phase 2 clinical study is ongoing and there is no assurance that other safety signals will not adversely affect future development of MBX-8025 in patients with PBC or other patient populations.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Arhalofenate has been studied in a total of 17 clinical trials with over 1,100 subjects. The emergence of adverse events (AEs) caused by arhalofenate in future studies could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. There is also a risk that our other product candidates, including MBX-8025, may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates, including arhalofenate and MBX-8025, may be negatively impacted. For example, although we did not observe liver transaminase elevations in two separate Phase 2 clinical studies of MBX-8025 in patients with mixed dyslipidemia nor in patients with HoFH, we did observe this elevation in our Phase 2 clinical study of MBX-8025 in patients with PBC. There is no guarantee that we will not observe this or any other AE if we study MBX-8025 in patients with PBC at lower doses or in any other patient population that could adversely affect future development of MBX-8025.

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

CYMABAY THERAPEUTICS, INC.

By:	/s/ Harold Van Wart
Harold Van Wart
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	August 9, 2016

By:	/s/ Sujal Shah
Sujal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 9, 2016

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Cross references to other filings in the table above incorporate such agreements and descriptions above by reference here.