Form 10-Q
period 2016-09-30
CymaBay Therapeutics, Inc.
filed 2016-11-09
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of October 31, 2016, there were 23,447,003 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,821	$7,706
Marketable securities	16,313	33,774
Accrued interest receivable	22	186
Prepaid expenses	1,324	1,128

Total current assets	24,480	42,794
Property and equipment, net	85	64
Other assets	221	221

Total assets	$24,786	$43,079

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$935	$1,008
Accrued liabilities	2,960	3,336
Warrant liability	1,177	1,220
Facility loan	2,607	509
Accrued interest payable	72	73

Total current liabilities	7,751	6,146
Facility loan, less current portion	6,809	8,799
Other liabilities	14	19

Total liabilities	14,574	14,964

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 23,447,003 shares issued and outstanding as of September 30, 2016 and December 31, 2015	2	2
Additional paid-in capital	426,219	424,422
Accumulated other comprehensive loss	(2)	(21)
Accumulated deficit	(416,007)	(396,288)

Total stockholders’ equity	10,212	28,115

Total liabilities and stockholders’ equity	$24,786	$43,079

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$3,534	$4,528	$12,093	$12,975
General and administrative	2,130	2,201	6,806	7,075

Total operating expenses	5,664	6,729	18,899	20,050

Loss from operations	(5,664)	(6,729)	(18,899)	(20,050)
Other income (expense):
Interest income	45	46	146	99
Interest expense	(341)	(265)	(1,009)	(584)
Other income, net	81	1,083	43	10,985

Net loss	$(5,879)	$(5,865)	$(19,719)	$(9,550)

Net loss	$(5,879)	$(5,865)	$(19,719)	$(9,550)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	3	5	19	6

Other comprehensive income	3	5	19	6

Comprehensive loss	$(5,876)	$(5,860)	$(19,700)	$(9,544)

Basic net loss per common share	$(0.25)	$(0.27)	$(0.84)	$(0.55)
Diluted net loss per common share	$(0.25)	$(0.27)	$(0.84)	$(0.58)

Weighted average common shares outstanding used to calculate basic net loss per common share	23,447,003	21,674,742	23,447,003	17,368,309
Weighted average common shares outstanding used to calculate diluted net loss per common share	23,447,003	21,674,742	23,447,003	17,384,000

See accompanying notes.

CymaBay Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(19,719)	$(9,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21	17
Stock based compensation expense	1,797	1,874
Amortization of premium on marketable securities	128	347
Non-cash interest associated with debt discount accretion	352	152
Change in fair value of warrant liability	(43)	(10,985)

Changes in assets and liabilities:
Contract receivables	—	211
Accrued interest receivable	164	(73)
Prepaid expenses	(196)	500
Other assets	—	14
Accounts payable	(73)	(1,378)
Accrued liabilities	(376)	629
Accrued interest payable	(1)	109
Other liabilities	(5)	5

Net cash used in operating activities	(17,951)	(18,128)

Investing activities
Purchases of property and equipment	(42)	—
Purchases of marketable securities	(19,304)	(41,772)
Proceeds from maturities of marketable securities	36,656	24,478

Net cash provided by (used in) investing activities	17,310	(17,294)

Financing activities
Proceeds from issuance of common stock and warrants, net of issuance costs	—	25,375
Proceeds from facility loan, net	—	9,482
Repayment of loan principal	(244)	(4,756)
Proceeds from issuance of common stock upon warrant exercises	—	426

Net cash (used in) provided by financing activities	(244)	30,527

Net decrease in cash and cash equivalents	(885)	(4,895)
Cash and cash equivalents at beginning of period	7,706	11,586

Cash and cash equivalents at end of period	$6,821	$6,691

See accompanying notes.

CymaBay Therapeutics, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the “Company” or “CymaBay”) is a biopharmaceutical company focused on developing therapies to treat diseases with high unmet medical need, including serious rare and orphan disorders. The Company’s two key clinical development candidates are MBX-8025 and arhalofenate. MBX-8025 is currently being developed for the treatment of various orphan liver and lipid diseases. Arhalofenate is being developed for the treatment of gout. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2016, the Company incurred a net loss of $19.7 million and used $18.0 million of cash in operations. At September 30, 2016, the Company had an accumulated deficit of $416.0 million. CymaBay expects to incur increased research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (“FDA”) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of September 30, 2016, the Company’s cash, cash equivalents and marketable securities totaled $23.1 million. These funds are expected to satisfy the Company’s liquidity requirements through at least the second quarter of 2017. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including additional phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases, including primary biliary cholangitis (PBC), as well as a phase 3 clinical trial to study the therapeutic benefits of arhalofenate on patients with gout. The Company will therefore continue to require additional financing to develop its products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available, the Company may be required to reduce development activities or to close its business, which could have an adverse impact on its ability to achieve its business objectives.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2015, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 29, 2016. The results for the three and nine months ended September 30, 2016, are not necessarily indicative of results to be expected for the year or for any other period.

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

	As of September 30, 2016
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$6,714	$—	$—	$6,714
Short-term investments:
Commercial paper	—	8,689	—	8,689
Corporate debt securities	—	4,714	—	4,714
Asset-backed securities	—	2,910	—	2,910

Total assets measured at fair value	$6,714	$16,313	$—	$23,027

Warrant liability	$—	$—	$1,177	$1,177

Total liabilities measured at fair value	$—	$—	$1,177	$1,177

	As of December 31, 2015
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$6,942	$—	$—	$6,942
Short-term investments:
Commercial paper	—	5,992	—	5,992
Government debt securities	—	1,507	—	1,507
Corporate debt securities	—	21,654	—	21,654
Asset-backed securities	—	4,621	—	4,621

Total assets measured at fair value	$6,942	$33,774	$—	$40,716

Warrant liability	$—	$—	$1,220	$1,220

Total liabilities measured at fair value	$—	$—	$1,220	$1,220

The Company estimates the fair value of its money market funds, commercial paper, corporate debt, asset backed securities, and government debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

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

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Balance, beginning of period	$1,220	$13,596
Issuance of financial instrument	—	258
Change in fair value	(43)	(10,985)
Settlement of financial instrument	—	(1,513)

Balance, end of period	$1,177	$1,356

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

Marketable securities in the condensed balance sheets, all of which are classified as available-for-sale, consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2016:
Short-term investments:
Commercial paper	8,689	—	—	8,689
Corporate debt securities	4,716	—	(2)	4,714
Asset-backed securities	2,910	—	—	2,910

	$16,315	$—	$(2)	$16,313

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015:
Short-term investments:
Commercial paper	5,992	—	—	5,992
Government debt securities	1,509	—	(2)	1,507
Corporate debt securities	21,671	—	(17)	21,654
Asset-backed securities	4,623	—	(2)	4,621

	$33,795	$—	$(21)	$33,774

At September 30, 2016, and December 31, 2015, the remaining contractual maturities of the Company’s commercial paper, corporate debt securities, and government debt securities was less than one year and asset backed securities was between two and five years. Realized gains and losses were immaterial for all periods presented. None of these investments has been in a continuous unrealized loss position for more than 12 months as of September 30, 2016, or December 31, 2015.

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of September 30, 2016, and December 31, 2015, cash restricted under these arrangements was $170,000. This amount is presented in other assets on the accompanying condensed balance sheets.

Concentration of Credit Risk

Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the condensed balance sheets. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The counterparties to the agreements relating to the Company’s investments consist of financial institutions of high credit standing.

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

Stock-Based Compensation

Employee and director stock-based compensation is measured at the grant date, based on the fair-value of the awards, and the portion that is ultimately expected to vest is recognized as an expense over the related vesting periods, net of estimated forfeitures. The Company calculates the fair-value of option grants and incentive awards using the Black-Scholes model and recognizes expense using the straight-line attribution method. For performance based stock options, the Company begins to recognize the expense when it is deemed probable that the performance based condition will be met. The Company evaluates the probability of achieving performance based condition at each reporting period.

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

The Company’s computation of net loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net loss allocated to common stock-basic	$(5,879)	$(5,865)	$(19,719)	$(9,550)
Adjustments for revaluation of warrants	—	—	—	(505)

Net loss allocated to common stock-diluted	$(5,879)	$(5,865)	$(19,719)	$(10,055)

Denominator:
Weighted average number of common stock shares outstanding—basic	23,447,003	21,674,742	23,447,003	17,368,309
Dilutive Securities:
Common stock warrants	—	—	—	15,691

Weighted average number of common stock shares outstanding—diluted	23,447,003	21,674,742	23,447,003	17,384,000

Net loss per share—basic:	$(0.25)	$(0.27)	$(0.84)	$(0.55)
Net loss per share—diluted:	$(0.25)	$(0.27)	$(0.84)	$(0.58)

The following table shows the total outstanding common stock equivalents considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands).

	Three Months		Nine Months
	September 30,		September 30,
	2016	2015	2016	2015
Warrants for common stock	1,667	1,667	1,667	1,492
Common stock options	2,422	1,785	2,422	1,785
Performance-based stock options	327	—	327	—
Incentive awards	241	245	241	245

	4,657	3,697	4,657	3,522

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

3. Certain Balance Sheet Items

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Accrued compensation	$1,399	$1,010
Accrued pre-clinical and clinical trial expenses	1,244	2,015
Accrued professional fees	269	283
Other accruals	48	28

Total accrued liabilities	$2,960	$3,336

4. Common Stock Warrants

During the three and nine months ended September 30, 2015, the Company issued an aggregate of 9,703 and 132,295 shares of common stock, respectively, to stockholders upon the exercise of warrants exercisable for shares of the Company’s common stock. The 132,295 shares of common stock were issued pursuant to both cash and net exercise provisions as provided in the warrants. Specifically, 74,136 shares of the Company’s common stock were issued in exchange for $0.4 million in cash and 58,159 shares of the

Company’s common stock were issued in exchange for shares of its common stock in accordance with net exercise provisions. For each warrant exercised, the Company determined the warrant’s exercise date fair value and reclassified the fair value of such settled warrants from the warrant liability to additional paid-in capital, a component of stockholder’s equity. The aggregate amount of these fair value reclassifications totaled $0.2 million and $1.5 million during the three and nine months ended September 30, 2015, respectively. No warrants were issued or exercised for the three and nine months ended September 30, 2016.

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

Dia Tex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on any sales of products containing arhalofenate. No development payments were made in the three and nine months ended September 30, 2016 and 2015 and no royalties have been paid to date.

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

2015 Term Loan Facility

On August 7, 2015, the Company entered into a Loan and Security Agreement pursuant to which it refinanced its existing 2013 Term Loan Facility with Oxford Finance LLC and Silicon Valley Bank, for an aggregate amount of up to $15.0 million, referred to herein as the 2015 Term Loan Facility. The first $10.0 million tranche of this new loan facility was made available to the Company immediately upon the closing and was used in part to retire all $4.1 million of the Company’s existing debt outstanding under the 2013 Term Loan Facility, and to settle accrued interest and closing costs with the lenders. The remaining $5.0 million, referred to as the second tranche, was made available to the Company until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, the Company’s gout therapy drug candidate, which includes an upfront payment of not less than $35.0 million (the second draw milestone). Because the present value of the future cash flows under the modified loan terms did not exceed the present value of the future cash flows under the previous loan terms by more than 10%, the Company treated this refinancing as a modification. The remaining debt discount costs will be amortized over the remaining term of the Loan and Security Agreement using the effective interest rate method. The $5.0 million second tranche expired unused in March 2016 as the second draw milestone was not achieved.

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

At the closing, the Company also agreed to pay a facility fee of 1.00% of the 2015 Term Loan Facility commitment. In addition, the Company issued warrants exercisable for a total of 114,436 shares of its common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years. Upon issuance, the fair value of a warrant liability of $0.3 million was recorded in the accompanying condensed balance sheet and is being revalued at each balance sheet date until the warrants are exercised or expire.

The 2015 Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, and also includes defined customary events of default. As of September 30, 2016, the Company was in compliance with the term loan covenants and there were no events of default.

7. Commitments and Contingencies

The Company leases 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and expires on December 31, 2018. Rent expense was $0.1 million for each of the three months ended September 30, 2016 and 2015, and $0.3 million for each of the nine months ended September 30, 2016 and 2015.

Future minimum lease payments are as follows (in thousands):

Lease
Payments
Year ending December 31:
2016 (from October to December)	$54
2017	222
2018	228

Total future minimum payments	$504

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

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2016, and December 31, 2015. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share as of September 30, 2016. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, the Company had reserved shares of authorized but unissued common stock as follows:

	September 30,	December 31,
	2016	2015
	(unaudited)
Common stock warrants	1,667,398	1,667,398
Equity incentive plans	3,456,771	2,284,421

Total reserved shares of common stock	5,124,169	3,951,819

9. Stock Plans and Stock-Based Compensation

Stock Plans

On January 1, 2016, the share reserve of the Company’s 2013 Equity Incentive Plan (“2013 Plan”), automatically increased by 1,172,350 shares. As of September 30, 2016, there were 466,445 shares available for issuance under the 2013 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense recorded, net of estimated forfeitures, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Research and development	$273	$213	$718	$607
General and administrative	394	349	1,079	1,245

Total	$667	$562	$1,797	$1,852

In July 2016, the Company granted 327,000 performance-based stock options (PSOs) to executives and senior officers. PSOs represent a contingent right to purchase the Company’s common stock upon the achievement of specific conditions. Specifically, these PSOs vest upon the achievement of certain clinical development and capital raising milestones which must occur before December 31, 2016. As of September 30, 2016, the achievement of the clinical development milestone was deemed to be probable and the related pro rata expense was recognized for the three and nine months then ended. As of September 30, 2016, unrecognized stock-based compensation related to these PSOs is $304,000 and its recognition is dependent upon the achievement of the milestones.

10. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a scientific and clinical advisor, a total of $60,000 in the year ended December 31, 2015 and $45,000 for the nine months ended September 30, 2016, in monthly cash retainers. The Company also granted 9,000 options to purchase shares of common stock to this individual in his capacity as a key scientific advisor for the nine months ended September 30, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

We are currently developing MBX-8025 for the treatment of various orphan liver and lipid diseases. In May 2016, we announced results from a Phase 2 clinical study of MBX-8025 in patients with primary biliary cholangitis (PBC). The study was intended to enroll approximately 75 patients with PBC who had an inadequate response to ursodiol and randomize them to receive either placebo or MBX-8025 (either 50 mg or 200 mg) once-daily for 12 weeks. Despite the occurrence of three cases of asymptomatic, reversible transaminase elevations (two in the 200 mg and one in the 50 mg cohorts), data from 35 patients evaluated for efficacy demonstrated that treatment with MBX-8025 resulted in statistically significant reductions in the primary endpoint of alkaline phosphatase (ALP). The mean decreases from baseline in ALP for the 50 and 200 mg dose groups were 53% and 63%, respectively, vs. 2% for placebo (p < 0.0001 for both). We made the decision to discontinue the study early after review of safety and efficacy data demonstrated clear proof-of-concept and need for further dose reduction to optimize clinical safety and efficacy. We intend to initiate a dose-ranging Phase 2 trial of MBX-8025 at lower doses in patients with PBC. In October 2016, MBX-8025 received European Medicines Agency (EMA) PRIority MEdicines (PRIME) designation for the treatment of PBC. In March 2016, we announced data from a second Phase 2 clinical study evaluating MBX-8025 in 13 patients with homozygous familial hypercholesterolemia (HoFH). Five patients in this study experienced what we believe was a clinically meaningful maximal decrease in low density lipoprotein (LDL-C) of greater than 20% with three of them having decreases greater than 30%. However, given the variability in responses observed in this study, including a number of patients that did not experience a decrease in LDL-C, we believe additional proof-of-concept data would be warranted before determining whether or not to advance to a registration study of MBX-8025 in patients with HoFH. We also believe that MBX-8025 could have utility in the treatment of severe hypertriglyceridemia (SHTG) and the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH). We have obtained orphan-drug designations for MBX-8025 in PBC, HoFH and SHTG (Frederickson type I or V hyperlipoproteinemia).

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

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC, which registration statement includes an at-the-market facility (ATM) to sell up to $25 million of common stock under the registration statement. As of September 30, 2016, we have sold shares of common stock under the ATM with aggregate net proceeds to us of $4.3 million.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances and review our estimates on an ongoing basis. We consider certain accounting policies including, but not limited to, research and development expenses and clinical accruals, stock-based compensation and valuation of warrant liabilities to be critical policies. Actual results may materially differ from these estimates under different assumptions or conditions. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2016, as compared with those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 29, 2016.

Results of Operations

General

To date, we have not generated any income from operations. As of September 30, 2016, we had an accumulated deficit of $416.0 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we may in the future generate revenue from a variety of sources, including product sales, royalties and license fees and milestone payments in connection with strategic partnerships, our product candidates are still under clinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Variance	2016	2015	Variance
($ in thousands)
Operating expenses:
Research and development	$3,534	$4,528	$(994)	$12,093	$12,975	$(882)
General and administrative	2,130	2,201	(71)	6,806	7,075	(269)

Loss from operations	(5,664)	(6,729)	1,065	(18,899)	(20,050)	1,151
Interest expense, net	(296)	(219)	(77)	(863)	(485)	(378)
Other income, net	81	1,083	(1,002)	43	10,985	(10,942)

Net loss	$(5,879)	$(5,865)	$(14)	$(19,719)	$(9,550)	$(10,169)

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended September 30, 2016 and 2015, research and development expenses were $3.5 million and $4.5 million, respectively. For the nine months ended September 30, 2016 and 2015, research and development expenses were $12.1 million and $13.0 million, respectively. Research and development expenses are detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
	(unaudited)		(unaudited)
MBX-8025 Phase 2 clinical studies	$1,154	$1,014	$4,648	$1,503
MBX-8025 Drug manufacturing & toxicity studies	693	1,134	2,282	2,930
MBX-8025 Other studies	19	26	23	130
Arhalofenate Gout—Phase 2b Randomized Study	22	105	32	1,357
Arhalofenate Gout—Febuxostat Combo Study	1	—	25	177
Arhalofenate Gout — Drug manufacturing	121	940	370	2,653
Other Projects	13	5	47	39

Total Project Costs	2,023	3,224	7,427	8,789
Internal Research and Development Costs	1,511	1,304	4,666	4,186

Total Research and Development	$3,534	$4,528	$12,093	$12,975

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs decreased by $1.2 million to $2.0 million from $3.2 million for the three months ended September 30, 2016 and 2015, respectively, Project costs for the three months ended September 30, 2016, primarily consist of PBC Phase 2 clinical trial expenses as well as drug manufacturing development for MBX-8025. Project costs for the three months ended September 30, 2015, consisted primarily PBC Phase 2 clinical trial expenses and other manufacturing process development activities for arhalofenate. Internal research and development cost increased by $0.2 million for the three months ended September 30, 2016, as compared to September 30, 2015, due to higher employee compensation related expenses to support our clinical development activities.

Total project costs decreased by $1.4 million to $7.4 million from $8.8 million for the nine months ended September 30, 2016 and 2015, respectively. Project costs for the nine months ended September 30, 2016 primarily consist of PBC Phase 2 clinical trial expenses as well as drug manufacturing and toxicology studies for MBX-8025. Project costs for the nine months ended September 30, 2015, consisted primarily of PBC Phase 2 clinical trial expenses and arhalofenate Phase 2 clinical trial expenses as well as drug manufacturing costs related to registration batch production and other manufacturing process development activities for arhalofenate. Internal research and development cost increased by $0.5 million for the nine months ended September 30, 2016, as compared to September 30, 2015, primarily due to higher employee compensation related expenses to support our clinical development activities.

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

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, and other general operating expenses not otherwise included in research and development. General and administrative expenses decreased by $0.1 million, to $2.1 million from $2.2 million for the three months ended September 30, 2016 and 2015, respectively, primarily due to lower legal and consulting services. General and administrative expenses decreased by $0.3 million, to $6.8 million from $7.1 million, for the nine months ended September 30, 2016 and 2015, respectively, primarily due to lower employee stock-based compensation. For the next several quarters, we anticipate general and administrative expenses will remain relatively consistent with current levels, given that we have completed a substantial portion of the effort required to expand our infrastructure and we have secured the professional services necessary to support us as a public reporting company under the Exchange Act.

Other Income (Expense), Net

Other income (expense), net primarily includes gains and losses resulting from the remeasurement of our investor and lender warrant liabilities at fair value. We use a binomial lattice option pricing model to value our warrants at each reporting date and the warrant valuations have historically changed primarily as a result of variations in the price of our common stock which is an input to our valuation model. However, binomial lattice option pricing models incorporate a number of other input variables, such as expected term, volatility, and other factors which, depending on the circumstances, can also impact our warrant liability valuations. A decline in the value of our warrant liabilities results in the recognition of a remeasurement gain. Conversely, an increase in the value of our warrant liabilities results in the recognition of a remeasurement loss.

Other income (expense), net for the three months ended September 30, 2016 and 2015, reflected a gain of $0.1 million and $1.1 million, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. During the three months ended September 30, 2016, the gain recognized was due primarily to a reduction in the expected term and volatility of our investor warrants which are approaching expiration in September 2018. The changes in these variables more than offset the value enhancing impact of an increase in the price of our common stock from $1.74 at June 30, 2016, to $1.94 at September 30, 2016. During the three months ended September 30, 2015, the gain recognized was due primarily to a decrease in the price of our common stock from $2.69 at June 30, 2015, to $1.94 at September 30, 2015.

Other income (expense), net for the nine months ended September 30, 2016 and 2015, reflected a gain of $43,000 and $11.0 million, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. Specifically, during the nine months ended September 30, 2016, the gain recognized was due primarily to a reduction in the expected term and volatility of our investor warrants which are approaching expiration in September 2018. The changes in these variables more than offset the value enhancing impact of an increase in the price of our common stock from $1.69 at December 31, 2015, to $1.94 at September 30, 2016. During the nine months ended September 30, 2015, the gain recognized was due primarily to a decrease in the price of our common stock from $9.83 at December 31, 2014, to $1.94 at September 30, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At September 30, 2016, we had cash, cash equivalents and marketable securities of $23.1 million, compared to $41.5 million at December 31, 2015.

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

2015 Term Loan Facility

On August 7, 2015, we entered into a new Loan and Security Agreement pursuant to which we refinanced our 2013 term loan facility with Oxford Finance LLC and Silicon Valley Bank for an aggregate amount of up to $15 million, which we refer to as the 2015 term loan facility. The first $10 million tranche of this new loan facility was made available to us immediately upon the closing and was used in part to retire all $4.1 million of our existing term loan debt outstanding on the closing date, and to settle closing costs with the lenders. The remaining $5 million, referred to as the second tranche, was available to us until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, our gout therapy drug candidate, which includes an upfront payment of not less than $35,000,000 (the “second draw milestone”). The $5 million second tranche expired unused in March 2016 as the second draw milestone was not achieved.

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

The 2015 term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The representations and warranties contained in the 2015 loan facility were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement to allocate risk and may be subject to limitations agreed upon by the parties; accordingly, they should not be relied upon by investors as to assertions of factual matters. The 2015 term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of September 30, 2016, we were in compliance with the terms of the term loan covenants and there were no events of default.

At the closing of the 2015 term loan facility, we also agreed to pay a facility fee of 1.00% of the 2015 term loan facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(17,951)	$(18,128)
Net cash provided by (used in) investing activities	17,310	(17,294)
Net cash (used in) provided by financing activities	(244)	30,527

Net decrease in cash and cash equivalents	$(885)	$(4,895)

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2016, was $17.9 million primarily due to a net loss of $19.7 million resulting from ongoing drug development activities and other changes in operating assets and liabilities of $0.4 million, offset by $1.8 million of stock-based compensation and other noncash items of $0.5 million.

Investing Activities: Net cash provided by investing activities was $17.3 million for the nine months ended September 30, 2016, primarily due to net maturities of marketable securities.

Financing Activities: Net cash used in financing activities was $0.2 million for the nine months ended September 30, 2016, due to the repayment of loan principal.

Capital Requirements

As of September 30, 2016, our cash, cash equivalents and marketable securities totaled $23.1 million. These funds will satisfy our liquidity requirements through at least the second quarter of 2017. We expect to incur substantial expenditures in the future for the development and potential commercialization of our product candidates. Because of this, we expect our future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including phase 2 trials to study the therapeutic benefits of MBX-8025 on patients with certain orphan diseases as well as a phase 3 clinical trial to study the therapeutic benefits of arhalofenate on patients with gout. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to reduce our development activities or to close our business.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(c)	Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

During the three and nine months ended September 30, 2016, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than the risk factors disclosed below. In evaluating our business, you should carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

We will need additional capital in the future to sufficiently fund our operations and research.

We have consumed substantial amounts of capital to date as we continue our research and development activities. As of September 30, 2016, we had cash, cash equivalents and marketable securities of approximately $23.1 million. We believe that these funds, which were obtained through recent equity and debt financings, will allow us to continue operation through at least the second quarter of 2017. We currently believe that we will need to raise additional capital to continue our operations thereafter. We will need additional capital to further develop MBX-8025 and arhalofenate which we may obtain through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. Our monthly spending levels vary based on new and ongoing development and corporate activities.

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

We have incurred significant net losses in each year since our inception, including a net loss of approximately $19.7 million for the nine months ended September 30, 2016 and $15.5 million and $31.9 million for the years ended December 31, 2015, and 2014, respectively. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of September 30, 2016, we had an accumulated deficit of $416.0 million.

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates, including arhalofenate, which has completed eight Phase 1 and nine Phase 2 clinical trials, including five Phase 2 studies in gout, and MBX-8025, which has completed five Phase 1 and three Phase 2 clinical trials. We had an end of phase 2 meeting with the FDA to review the results of our clinical studies and to discuss the proposed design of a phase 3 program for arhalofenate. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In March 2016, we completed a second Phase 2 clinical study for MBX-8025 in patients with homozygous familial hypercholestorolemia (HoFH). In May 2016, we announced results from a third Phase 2 clinical study of MBX-8025 in patients with primary biliary cholangitis (PBC) that we discontinued early after interim safety and efficacy data demonstrated proof-of-concept but a need for further dose reduction to optimize clinical safety and efficacy given the occurrence of elevated liver transaminases. The success of arhalofenate and MBX-8025, respectively, will depend on several factors, including the following:

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

CYMABAY THERAPEUTICS, INC.

By:	/s/ Harold Van Wart
Harold Van Wart
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	November 9, 2016

By:	/s/ Sujal Shah
Sujal Shah
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 9, 2016

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Cross references to other filings in the table above incorporate such agreements and descriptions above by reference here.