Form 10-K
period 2016-12-31
CymaBay Therapeutics, Inc.
filed 2017-03-23
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Capital Market on June 30, 2016, was $37,357,482. This excludes 1,977,186 shares of the registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June 30, 2016. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding as of March 1, 2017, was 28,752,451.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

CYMABAY THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2016

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “projected,” “potential,” “seek,” “target,” “goal,” “intend,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

CymaBay Overview

CymaBay Therapeutics, Inc. is focused on developing therapies to treat specialty and orphan diseases with high unmet medical need. Our two key clinical development candidates are seladelpar and arhalofenate.

We are currently developing seladelpar (MBX-8025) for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver. Seladelpar is a potent and selective agonist of PPARd, a nuclear receptor that regulates genes important for lipid, bile acid/sterol and glucose metabolism and for inflammation in liver and muscle. In May 2016, we announced results from a Phase 2 clinical study of seladelpar in patients with PBC. The study was intended to enroll approximately 75 patients with PBC who had an inadequate response to ursodiol and randomize them to receive either placebo or seladelpar (either 50 mg or 200 mg) once-daily for 12 weeks. Despite the occurrence of three cases of asymptomatic, reversible transaminase elevations (two in the 200 mg and one in the 50 mg groups), data from 35 patients evaluated for efficacy demonstrated that treatment with seladelpar resulted in statistically significant reductions in the primary endpoint of serum alkaline phosphatase (ALP). The mean decreases from baseline in ALP for the 50 and 200 mg dose groups were 53% and 63%, respectively, vs. 2% for placebo (p < 0.0001 for both). Based on results from a number of published studies, lower levels of ALP have been shown to correlate with a significant reduction in adverse clinical outcomes for PBC patients including liver transplant and/or death. All patients who received seladelpar treatment for 12 weeks (three on 50 mg and two on 200 mg) had their ALP values restored to within the normal range. The study was discontinued early after review of safety and efficacy data demonstrated proof-of-concept for activity on cholestatic biomarkers and had identified the need to reduce the dose in order to optimize for clinical safety and efficacy. In October 2016, seladelpar received European Medicines Agency (EMA) PRIority MEdicines (PRIME) designation for the treatment of PBC. The U.S. Food and Drug Administration (FDA) granted orphan drug designation to seladelpar for the treatment of PBC in November 2016. In December 2016, we initiated a dose-ranging Phase 2 study of seladelpar at lower daily doses of 5 and 10 mg in patients with PBC.

In March 2016, we announced results from a Phase 2 clinical study evaluating seladelpar in 13 patients with homozygous familial hypercholesterolemia (HoFH), a rare, life-threatening, genetic disease characterized by marked elevations in plasma levels of low density lipoprotein (LDL-C) leading to severe atherosclerosis and the development of premature cardiovascular diseases. Five patients in this study experienced what we believe was a clinically meaningful maximal decrease in LDL-C of greater than 20% with three of them having decreases greater than 30%. Levels of human proprotein convertase subtilisin kexin 9 (PCSK9) increased during seladelpar treatment by an average of 43%. PCSK9 is a protein that targets degradation of low density lipoprotein receptor (LDL-R) on the surface of liver cells. Cell surface LDL-R regulates circulating levels of LDL-C and decreases in LDL-R are known to result in corresponding increases in LDL-C. This means that while seladelpar lowered LDL-C, it did so in the face of simultaneous increases in PSK9 elevations, the latter effect likely opposed the tendency of seladelpar to decrease LDL-C. This suggests that seladelpar should be tested for LDL-C lowering in HoFH patients as an add-on therapy to maximal conventional lipid lowering therapy and PCSK9 inhibitor therapy, since PCSK9 inhibitors could remove the confounding effect of PCSK9 elevation caused by seladelpar and hence lead to even greater reductions in LDL-C.

We also believe that seladelpar could have utility in the treatment of severe hypertriglyceridemia (SHTG) and the more prevalent, but high unmet need, indication of nonalcoholic steatohepatitis (NASH). We have obtained orphan-drug designations for seladelpar in PBC, HoFH and SHTG (Frederickson type I or V hyperlipoproteinemia).

Arhalofenate is being developed for the treatment of gout. Arhalofenate has been studied in five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form because of elevated sUA levels. We believe the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what we believe could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,100 patients exposed to date. We have completed end of Phase 2 discussions with the FDA and scientific advice discussions with the EMA.

In late December 2016, we entered into an exclusive licensing agreement with Kowa Pharmaceuticals America, Inc. (Kowa) for the development and commercialization of arhalofenate in the U.S. (including all its possessions and territories). Under the terms of the agreement, we received an up-front payment of $5 million in January 2017, and will receive potential milestone payments of up to $10 million based on the initiation of specific development activities, and are eligible to receive up to an additional $190 million in payments based upon the achievement of specific development and sales milestones. We are also eligible to receive tiered, double digit royalties on future sales of arhalofenate products. Kowa will be responsible for all development and commercialization costs. We retain full development and commercialization rights for the rest of the world and intend to partner arhalofenate in geographies outside the U.S. and its possessions and territories.

We reported net loss of approximately $26.7 million and $15.5 million for the years ended December 31, 2016, and 2015, respectively. Our average monthly cash usage for the year ended December 31, 2016, was approximately $2.1 million. As of December 31, 2016, we had cash, cash equivalents and marketable securities of approximately $17.0 million. We believe that these funds, which were obtained through recent equity and debt financings, together with additional proceeds of approximately $14.4 million received from financings and license agreements in January and February of 2017, will allow us to continue operation through at least the next twelve months.

CymaBay Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and commercializing proprietary new medicines for specialty and orphan diseases with high unmet medical need. Key elements of our strategy are to:

•	develop seladelpar for patients with PBC;

•	develop seladelpar for other high unmet need or orphan indications focused on liver and lipid diseases;

•	partner with third-parties for the development and commercialization of arhalofenate outside the U.S. for patients with gout; and

•	advance the development of other product candidates in our pipeline through our own efforts or through collaborations with third-parties.

CymaBay Pipeline Overview

Our pipeline includes three clinical stage product candidates and one preclinical program.

Seladelpar (MBX-8025)

Seladelpar is a selective agonist for the peroxisome proliferator-activated receptor delta (PPARd). An agonist is a substance that elicits a response by binding to a receptor. The PPARd receptor is a nuclear receptor that regulates genes involved in lipid, bile acid/sterol and glucose metabolism (particularly de novo lipogenesis and fatty acid oxidation), in insulin signaling and sensitivity, and in regulation of certain inflammatory cells. Seladelpar has the potential to treat a variety of disorders of lipid metabolism and certain diseases of the liver. Previously, seladelpar had been in development for the treatment of mixed dyslipidemia, which is characterized by elevated LDL-C and triglycerides (TGs). Results from our Phase 2 clinical study of seladelpar in patients with mixed dyslipidemia established effects of the drug that we believe have the potential to benefit patients affected with other conditions. In this study, seladelpar demonstrated an anti-atherogenic profile in which it lowered LDL-C, decreased the more atherogenic small dense LDL-C particles and raised high-density lipoprotein (HDL-C). In addition, seladelpar decreased TGs and free fatty acids. Seladelpar also decreased C-reactive protein, a marker of systemic and local inflammation. Treatment with seladelpar also resulted in significant reductions in alkaline phosphatase (ALP) and in gamma-glutamyl transferase (GGT). Taken together these metabolic improvements suggest that seladelpar can address disorders manifested by increases in LDL-C, increases in TGs, liver cholestasis (the impairment of the flow of bile from the liver) and liver fat accumulation with subsequent inflammation.

Based on an evaluation of possible indications, we have decided to focus the development of seladelpar for serious rare and orphan diseases or more prevalent diseases with high unmet medical need and for which we can obtain positive initial clinical data in studies of less than six months duration. Compounds like seladelpar that work by interacting with the PPAR class of receptors (PPARa, PPARg and PPARd) are subject to a FDA partial clinical hold which limits clinical studies to durations of less than six months until the two-year rodent carcinogenicity studies are completed and evaluated. The decision as to whether to lift the partial clinical hold is based on a benefit/risk assessment made by the FDA in which they weigh the potential benefit of the therapy for the proposed indication vs. any potential risk that may be identified from the rodent carcinogenicity findings. Thus, the lifting of the hold is typically taken when the carcinogenicity data (and the results of any subsequent de-risking experiments) and clinical efficacy data are both in hand. We have completed the carcinogenicity studies for seladelpar and have had discussions with the FDA regarding them. We have also completed additional experiments seeking to confirm that the findings are not relevant to human risk. Our goal is to provide those data together with clinical data from our completed and ongoing phase 2 studies in PBC to the FDA so that they can determine whether to lift the partial clinical hold. The decision on timing to meet with the FDA to discuss lifting the partial clinical hold is contingent on the availability and strength of the results from our PBC studies. We will make those decisions when the results have been obtained and interpreted.

We believe seladelpar may provide a significant benefit for patients across a wide range of rare diseases associated with disorders of lipid metabolism, such as homozygous familial hypercholesterolemia (HoFH) and severe hypertriglyceridemia (SHTG) syndromes, and disorders of liver function, such as primary biliary cholangitis (PBC). We also believe that seladelpar could have utility in the treatment of the more prevalent, but high unmet need indication of nonalcoholic steatohepatitis (NASH).

Nonclinical Overview

In vitro studies with cells and animal tissues, showed that seladelpar up-regulates genes involved in the metabolism and handling of lipids, most notably stimulation of fatty acid synthesis, transport and oxidation.

In preclinical studies in rodents, dogs and primates, seladelpar demonstrated a variety of beneficial effects on the lipid profile and other metabolic parameters. Seladelpar treatment increased peripheral oxidation of fatty acids leading to reduced levels of TGs and LDL-C, while raising HDL-C. Seladelpar also inhibited fat mass accumulation, resulting in attenuation of body weight gain in rodent models of obesity.

Six month and twelve month toxicology studies in rats and monkeys, respectively have been completed. In addition, the two-year carcinogenicity studies in mice and rats have been completed. Johnson & Johnson Pharmaceutical Research & Development filed an IND for this compound with the FDA in July 2005 and subsequently transferred the application to CymaBay in March 2007.

Clinical Studies with Seladelpar

Five Phase 1 and three Phase 2 clinical studies with seladelpar have been completed. A fourth Phase 2 clinical study is currently ongoing in patients with PBC. The first phase 2 clinical trial in overweight and obese patients with mixed dyslipidemia was an eight-week trial in which seladelpar was administered at doses of 50 or 100 mg/day both alone and in combination with 20 mg/day of atorvastatin. This study also had a placebo arm and a 20 mg/day atorvastatin monotherapy arm. Treatment effects with seladelpar observed in this study included lowering of LDL-C with selective depletion of pro-atherogenic dense LDL-C particles, decreases in triglycerides and increases in HDL. Patients taking seladelpar also experienced decreased levels of alkaline phosphatase and gamma glutamyl transferase, which when elevated are biochemical markers of cholestasis.

Based on our understanding of the mechanism of action of seladelpar and our prior clinical experience with the compound, we have redirected the development of seladelpar toward serious rare and orphan diseases or more prevalent diseases with higher unmet medical need.

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

Currently, the only FDA-approved treatments are ursodeoxycholic acid (UCDA), also known as ursodiol, an isomer of chenodeoxycholic acid and the synthetic bile acid analog obeticholic acid (Ocaliva®, Intercept Pharmaceuticals). Ursodiol decreases serum levels of ALP, bilirubin, alanine aminotransferase, aspartate aminotransferase, cholesterol, and immunoglobulin M, all of which are elevated in patients with PBC and can serve as biochemical markers of the disease. In a study that combined data from three controlled trials with a total of 548 patients, ursodiol significantly reduced the likelihood of liver transplantation or death after four years. Ursodiol also delayed the progression of hepatic fibrosis in early-stage PBC, but was not effective in advanced disease. It is also known that up to 50% of PBC patients fail to respond adequately to ursodiol therapy.

Ocaliva was approved by the FDA and European Medicines Agency in 2016 for the treatment of PBC in combination with ursodiol in adults with an inadequate response to ursodiol, or as monotherapy in adults unable to tolerate ursodiol. Ocaliva also received orphan designations in the U.S. and the E.U. A Phase 3 study was completed with a primary composite endpoint defined as a responder rate comprised of the percentage of patients with ALP < 1.67 times upper limit of normal (ULN) with a decrease in ALP of at least 15% and total bilirubin less than or equal to upper limit of normal. This study met its goals and Ocaliva was granted an accelerated approval based on meeting this primary composite endpoint.

Additional potential therapies in clinical development for PBC include LJN452 and GS9674, both of which are non-bile acid analogs and the mixed PPARa/d agonist elafibranor. Other therapies, such as colchicine, methothrexate, prednisone and multiple immunosuppressive regimens have been attempted. However, these unproved therapies have efficacy that is controversial, limited, or unproven and they are associated with multiple side-effects, impacting tolerance and safety. Liver transplantation improves survival in patients with PBC, and it is the only effective treatment for those with liver failure. However, cirrhosis recurs in 15% of transplant patients at three years and in 30% at 10 years. As a result, despite the previously mentioned therapeutic interventions, it is recognized that PBC continues to progress in many patients and additional medical treatment is needed to address this disease.

Phase 2 Studies of Seladelpar in PBC

In November 2015, we initiated a Phase 2 study of seladelpar in patients with primary biliary cholangitis. The study was a placebo controlled, double blind, dose ranging study of 12 weeks duration in patients who had an inadequate response to ursodiol, as characterized by a persistent elevation in ALP. The study planned to enroll approximately 75 patients who were randomized to receive placebo, 50 or 200 mg daily doses of seladelpar. The goal of the study was to assess whether the improvements in biochemical markers of cholestasis observed previously for seladelpar in other patient populations would be observed in patients with PBC.

The primary endpoint was the percent change in ALP. A secondary endpoint was the responder rate for patients achieving the composite criteria of serum ALP values less than 1.67xULN with a decrease of at least 15% and with normal levels of total bilirubin (TBIL). ALP values were blinded, but other secondary endpoints that are also recognized as biochemical markers of cholestasis, such as changes in GGT, TBIL and 5’-nucleotidase, were only blinded with respect to treatment group because they were part of the safety surveillance.

During the study, three cases of asymptomatic increases in transaminases were observed (two in the 200 mg and one in the 50 mg cohorts). All three were reversible on discontinuation of treatment and were not accompanied by elevation of TBIL. After unblinding of study data, changes in the primary endpoint ALP were analyzed using data available for the 38 subjects enrolled in the study and who had completed at least two weeks of treatment. The primary analysis of changes in ALP were calculated using the last observation carried forward (LOCF) as specified in the study statistical analysis plan.

The mean decreases from baseline in ALP for the 50 and 200 mg dose groups were 53% and 63%, respectively, vs. 2% for placebo (p < 0.0001 for both). There was no statistically meaningful difference in efficacy between both seladelpar groups. All patients on seladelpar who received treatment for 12 weeks (three on 50 mg and two on 200 mg) experienced normalization of their ALP. Thus, in this study seladelpar demonstrated a rapid and potent anti-cholestatic effect in patients with PBC. The lack of a dose response suggests that lower doses could be effective as well.

Summary of Treatment Effects on Alkaline Phosphatase
Treatment Group	N	Baseline (U/L)	Change (%)
Placebo	12	233	-2
Seladelpar (50 mg)	13	312	-53	*
Seladelpar (200 mg)	10	248	-63	*

*p < .0001 vs. placebo

Patients receiving study drug also demonstrated improvements in metabolic parameters, including reductions from pre-treatment levels of LDL-C of 13% and 16% for the 50 and 200 mg dose groups, respectively, vs. 3.7% for placebo after two weeks of dosing. Seladelpar was also associated with a decrease in a plasma marker of hepatic bile acid synthesis, 7a-hydroxy-4-cholesten-3-one (C4). Seladelpar did not appear to be associated with drug-induced pruritus. In summary, the study was discontinued early after review of safety and efficacy data demonstrated proof-of-concept for anti-cholestatic effects and it was recognized that another study was needed with further dose reduction in order to establish optimal clinical safety and efficacy.

In December 2016, we initiated a second Phase 2 study of seladelpar in patients with PBC. In this open label study, patients who have had an inadequate response to, or who are intolerant to, ursodiol will be enrolled to receive seladelpar, either 5 or 10 mg, for 8 weeks. Based on the review of the 8-week data, new patients will be enrolled to receive seladelpar 25 mg for 8 weeks. The study also incorporates an extension phase where patients will be able to continue treatment for a total of 26 weeks during which it will be possible to adjust the dose of seladelpar. The primary endpoint will be the change in ALP. A variety of secondary outcomes will also be studied. We are planning to enroll approximately 36 patients in the U.S., Canada, Germany, and the U.K.

Non-Alcoholic Fatty Liver Disease (NAFLD) / Nonalcoholic Steatohepatitis (NASH)

NAFLD is a disease characterized by accumulation of fat in the liver in individuals that consume little or low amounts of alcohol (< 70 g/week for women and < 140 g/week for men). Approximately one-third of NAFLD patients develop NASH, which is characterized by inflammation in the liver that is often accompanied by fibrosis. This can progress to cirrhosis, followed by eventual liver failure and death. NASH is the third most common reason for liver transplantation in the United States. NASH is a major challenge to healthcare systems worldwide. NASH is initially a silent disease, the first sign of which may be elevations in transaminases such as alanine aminotransferase (ALT) or aspartate aminotransferase (AST) from routine blood testing. When further evaluation rules out medications, viral hepatitis, alcohol, etc. as a cause, or when imaging studies of the liver show fat, NASH is suspected. A confirmation of a diagnosis of NASH requires a liver biopsy.

There are currently no drugs approved by the FDA for the treatment of NASH. However, several clinical studies have been carried out or are underway with drug candidates that may affect disease outcomes in patients with NASH, including Phase 3 studies with OCA (Intercept Pharmaceuticals) and elafibranor (GFT505), a PPARa/d agonist (Genfit SA).

Based on data from our Phase 2 clinical trial in patients with mixed dyslipidemia and available data from other PPARd agonists, we believe seladelpar may have utility in treating patients with NASH. The decrease in GGT, a biochemical marker which has been recognized to be linked with hepatic fat accumulation, observed in our phase 2 mixed dyslipidemia trial is consistent with results reported for another PPARd agonist GW501516. A short term clinical trial with GW501516 demonstrated that the compound decreased hepatic fat. In addition to our clinical experience with seladelpar, along with that of other PPARd agonists, the well documented property that seladelpar induces the oxidation of fatty acid leads us to believe that our compound could potentially benefit patients affected with NAFLD who are further at risk of developing NASH. Recently, seladelpar was found to decrease fibrosis, inflammation, hepatic lipids and reverse insulin resistance on the foz/foz mouse which is a diabetic obese mouse model of NASH. We continue to evaluate the opportunity to develop seladelpar in NASH among a number of additional indications.

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

In January 2015, we announced preclinical data demonstrating the potential of seladelpar to treat patients with HoFH. Seladelpar gave durable and significant decreases in LDL-C concentrations of greater than 40% in the Watanabe Heritable Hyperlipidemic rabbit, an accepted preclinical model of human HoFH. Based on this preclinical data, our understanding of the mechanism of action of seladelpar and the remaining unmet need for these patients despite the approval of recent therapies, we conducted a Phase 2 pilot study of seladelpar in HoFH patients.

Phase 2 Study of Seladelpar in HoFH

In April 2015, we initiated a Phase 2 study of seladelpar in patients with HoFH. This was an open label, dose escalation study of 12 weeks duration conducted at five centers in Europe and Canada. Thirteen patients were enrolled, all of whom had genetically confirmed HoFH, including 2 subjects who had functionally negative mutations in their LDL-R genes. All of the subjects were taking ezetimibe and were on maximum statin therapy. None of the study participants received lomitapide, mipomersen or a PCSK9 inhibitor. Eight patients were undergoing concomitant apheresis on a weekly or biweekly schedule. Despite being on maximal conventional therapy, the average baseline LDL-C was 368 mg/dL. Subjects received once daily treatment with 50 mg of seladelpar for 4 weeks, after which the dose was escalated to 100 and 200 mg in successive 4 week periods. The goals of the study were to evaluate the effect on LDL-C as well as a spectrum of other lipid-related parameters, including PCSK9 levels, and to collect safety information.

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

Mean PCSK9 was elevated at baseline (544 +/- 133 ng/mL), as anticipated for patients with HoFH, and increased during treatment by a mean of 43%. During the study, decreases in the mean levels of alkaline phosphatase (30%), gamma glutamyl transferase (27%) and total bilirubin (22%), which are markers of cholestasis, were also observed. There were three severe adverse events (SAEs), none drug related, and three treatment discontinuations for adverse events (AEs) possibly related to seladelpar.

The LDL-C levels of most HoFH patients are not optimally controlled and there is still a need for new therapeutic approaches. The finding that seladelpar lowers LDL-C while raising PCSK9 indicates that the full potential of seladelpar should be evaluated when treating HoFH patients on a background of maximal conventional lipid lowering therapy and a PCSK9 inhibitor. We are currently evaluating the feasibility of such a study.

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

We believe that seladelpar may be able to benefit patients with SHTG by virtue of its ability to simultaneously lower TGs and LDL-C. This benefit has been observed both in monotherapy as well as in combination with atorvastatin in patients with mixed dyslipidemia. Drugs currently marketed for the treatment of SHTG lower TGs with either a worsening or lack of meaningful improvement in LDL-C. Recognizing that SHTG is a heterogeneous collection of diseases, we are continuing our assessment of the best patient populations to study in a small Phase 2 clinical trial.

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

Uricosurics are ULTs that lower sUA by promoting the excretion of uric acid by the kidney. Lesinurad (Zurampic®, Ironwood Pharmaceuticals, Inc. and AstraZeneca PLC) is a uricosuric that blocks URAT1, the main urate transporter/exchanger in renal proximal tubules. Zurampic 200mg in combination with a xanthine oxidase inhibitor was approved in the U.S. in 2015 and in the E.U. in 2016 for the treatment of hyperuricemia associated with gout in patients that have not reached target serum uric acid levels with an XO inhibitor alone. The FDA approved Zurampic with a black-box warning regarding the potential for acute renal failure and the approved indication is restricted to its use in combination with an XO inhibitor.

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

Conclusions of Arhalofenate’s Clinical Experience

Arhalofenate has been studied in a total of 17 clinical studies with over 1,100 subjects in healthy volunteer, type 2 diabetic and gout populations. These include Phase 1 studies of safety, tolerability and PK, Phase 2 studies of blood glucose effects in diabetics, and Phase 2 studies of sUA and flare effects in gout patients. Arhalofenate was generally well tolerated with a safety profile that supports development for gout.

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

Gout Partnership with Kowa Pharmaceuticals America, Inc.

In late December 2016, we entered into an exclusive license agreement with Kowa for the development and commercialization of arhalofenate in the U.S. Pursuant to the license agreement, we granted to Kowa an exclusive license to certain patent rights and technology related to arhalofenate. Kowa will have exclusive rights to, among other things, develop, use, manufacture, sell and otherwise exploit the licensed technology in the United States (including all possessions and territories).

We plan to enter into licensing agreements with other parties for development and commercialization rights to arhalofenate in other geographies.

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

Kowa Pharmaceuticals America, Inc.: In December 2016, we entered into an exclusive license agreement with Kowa Pharmaceuticals America, Inc. for the development and commercialization of arhalofenate in the U.S. Pursuant to the license agreement, we granted to Kowa an exclusive license to certain patent rights and technology related to arhalofenate. Kowa will have exclusive rights to, among other things, develop, use, manufacture, sell and otherwise exploit the licensed technology in the United States (including all possessions and territories). Under the license agreement, Kowa paid us an up-front payment of $5 million in January 2017, and has agreed to pay us potential milestone payments of $10 million based on the initiation of specific development activities, potential milestone payments of $190 million upon the achievement of additional development and sales milestones, and tiered, double digit royalties on future net sales of arhalofenate products. Kowa is responsible for all development and commercialization costs in the US. We retain full development and commercialization rights for the rest of the world.

Johnson and Johnson: In June 2006, we entered into a license agreement with Janssen Pharmaceutical NV (Janssen NV) in which we received an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPARd compounds (the “PPARd Products”) with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, we have full control and responsibility over the research, development and registration of any PPARd Products and are required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen NV has a right of first negotiation under the agreement to license a particular PPARd Product from us in the event that we elect to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARd Products. Under the terms of the agreement, if we do not expend more than a de minimus amount of effort and resources on the research and/or development of at least one PPARd product, such action would constitute a default under the agreement. In addition, if we fail to make any payment called for under the agreement, disclose any non-exempt confidential information related to the agreement, or fail to use diligent efforts to promote, market and sell any PPARd Product under the agreement, such action would constitute a default under the agreement. In the event of such default, or upon our termination of the agreement, we shall grant Janssen NV a worldwide, exclusive, irrevocable license under the agreement in all information that is controlled, developed or acquired by us which relate to a PPARd compound or PPARd Product and in all patents that are filed during the term of the agreement with a priority date after the effective date of the agreement and relate to a PPARd compound or PPARd Product.

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

DiaTex: On June 30, 1998, we entered into a License and Development Agreement with DiaTex, Inc. Under the agreement, DiaTex granted us an exclusive license to develop and commercialize therapeutic products containing halofenate, its enantiomers (mirror images, including arhalofenate), derivatives, and analogs (the licensed products) for the treatment of diseases. Under terms of the agreement, DiaTex will work cooperatively and assist us in conducting a program for the research and development of halofenate and its enantiomers including the right to sublicense, to use and to practice all patents controlled by DiaTex that claim halofenate and its enantiomers, and all information, data, know-how, trade secrets, inventions, developments, results, techniques and materials, whether or not patentable, that are necessary or useful towards such commercialization. Under the agreement, we are obligated to use diligent efforts to conduct preclinical and clinical testing of halofenate and its enantiomers in order to determine its efficacy for use in the treatment or prevention of human diseases or conditions. On April 15, 1999 the agreement was amended by the parties to allow DiaTex to transfer to us their interest in an IND application that they filed with the FDA. The amendment also provided for DiaTex to indemnify us against any and all losses resulting or arising from any third party claims, actions or proceedings under the IND application, any negligent or wrongful acts or omissions of DiaTex in connection with the IND application, and any misrepresentations by DiaTex relating to the license agreement. Under the amendment, we will provide the same indemnifications to DiaTex with respect to any third party claims, actions, or proceedings in connection with negligent or wrongful conduct of clinical trials relating to the license agreement, provided the claims are not related to negligent or wrongful acts or omissions committed by DiaTex. On December 23, 2016 the agreement was amended by the parties to change the timing of a specified development milestone and that DiaTex will join as a party plaintiff any enforcement action brought to enforce the licensed patents against third parties. The amendment also provided that if we breach the agreement or if the agreement is terminated for any reason DiaTex will allow our sublicensee to cure such breach or enter into a new license agreement directly with such sublicensee on the terms and conditions of our agreement with DiaTex.

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

Research and Development Agreements

INC Research: In February 2014, we entered into a Master Services Agreement with INC Research, LLC and related initial work order for INC Research to provide contract clinical research and development services to us in connection with our Phase 2b study of arhalofenate in gout. The Agreement provides that we may engage INC Research from time to time to provide services in accordance with work orders mutually agreed and budgeted between the parties for clinical research and development of arhalofenate which total exceeded approximately $8 million through 2015. The master services agreement provides customary terms and conditions, including those for performance of services by INC Research in compliance with work orders, standard operating procedures, FDA and ICH requirements and all applicable laws. We remain responsible for all regulatory responsibilities and the determination of any work orders, subject to mutual agreement on the specific terms of any such work orders. The master services agreement has a term of five years; provided that we may terminate the master services agreement or any individual work order on thirty (30) days written notice, or immediately in the event of any safety risk associated with the services the being performed. In addition, either party may terminate the master services agreement or any applicable work order upon thirty (30) days written notice for a material breach by the other party.

Pharmaceutical Research Associates, Inc.: In September 2015, we entered into a Master Services Agreement with Pharmaceutical Research Associates, Inc (PRA) and related initial work order for PRA to provide contract clinical research and development services to us in connection with our Phase 2 study of seladelpar in PBC. Under this agreement, we may engage PRA from time to time in accordance with mutually agreed work orders. The initial work order includes services for our clinical candidate, seladelpar, and the total costs under such initial work order are anticipated to be approximately $6.2 million. The agreement provides for performance of services by PRA in compliance with work orders, industry standards, FDA and ICH requirements and all applicable laws. We remain responsible for all regulatory responsibilities unless specifically transferred to PRA, as well as the determination of any work orders, subject to mutual agreement on the specific terms of any such work orders. The agreement has a term of five years, and we can terminate the agreement or any individual work order upon thirty (30) days written notice. In addition, either party may terminate the agreement or any applicable work order upon thirty (30) days written notice for an uncured material breach by the other party, or immediately in the event of the other party’s bankruptcy, insolvency, liquidation or assignment for the benefit of creditors. On July 25, 2016 we entered into a second work order for services for our clinical candidate seladelpar and the total costs under such work order are anticipated to be approximately $6.4 million.

Intellectual Property

We own and co-own approximately 41 United States patents, 192 foreign patents, as well as 19 United States patent applications and 164 foreign and Patent Cooperation Treaty applications which are counterparts to certain United States patents and patent applications. In addition, we license from third parties approximately 18 United States patents and 2 United States patent applications, 316 foreign patents and 57 foreign and Patent Cooperation Treaty applications which are counterparts to certain United States patents and patent applications. These patents and patent applications include claims covering various aspects of our product pipeline and research and development strategies, including: arhalofenate crystal forms, methods of use both alone and in combination with other drugs and methods of manufacture, certain PPAR delta agonists, their compositions and uses, certain GPR119 agonist compositions and uses and undisclosed metabolic disease target agonist compositions and uses.

The arhalofenate portfolio consists of approximately 151 issued patents and 77 pending patent applications relating to composition, method of use or methods of manufacture. We believe our issued patents protect Arhalofenate through at least 2019-2032 before accounting for any potential patent term extension. The seladelpar portfolio consists of approximately 339 issued patents and 126 pending patent applications related to composition and method of use that we believe protect it through at least 2024-2035 before accounting for any potential patent term extension. Patent and trade secret protection is critical to our business. Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property, to extend the life of patents covering our product candidates, to preserve trade secrets and proprietary know-how, and to operate without infringing the patents and proprietary rights of third parties.

Manufacturing

We do not currently own or operate manufacturing facilities for the production or testing of seladelpar, arhalofenate or other product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third party contract manufacturers to obtain all of our required raw materials, Active Pharmaceutical Ingredients (APIs) and finished products for our clinical studies for seladelpar. We have executed manufacturing agreements for our API and clinical supplies of seladelpar and arhalofenate with established manufacturing firms which are responsible for sourcing and obtaining the raw materials necessary for the finished products. The raw materials necessary to manufacture the API for seladelpar and arhalofenate are available from more than one source.

Ash Stevens, Inc.

On May 10, 2016 we entered into a Development and Clinical Supply Agreement with Ash Stevens for the manufacturing of API necessary for the development and manufacture of seladelpar drug product. Under the agreement, Ash Stevens shall obtain the raw materials necessary for the API. We own the rights, title and interest to the deliverables and intellectual property covering the deliverables generated under the agreement. Both Ash Stevens and we have agreed to indemnify the other party with respect to losses due to the breach of a covenant or obligation under the agreement or the gross negligence, recklessness or intentional misconduct of the other party. We may terminate the agreement at any time with written notice. In addition, either party may terminate the agreement at any time for material breach under the agreement.

Xcelience, Inc.

On October 20, 2016 we entered into a Development and Clinical Supply Agreement with Xcelience, Inc. Under the agreement, Xcelience will provide us with pharmaceutical development, formulation and analytical services. The schedule of services, deliverables and pricing terms will be set forth in one or more written work orders to be entered into and mutually agreed upon by the parties from time to time. We will own the rights, title and interest to the intellectual property relating to all pharmaceutical products developed or manufactured for us by Xcelience, as well as any active pharmaceutical ingredient provided to Xcelience by us. We have agreed to indemnify Xcelience against third party claims that involve the breach by us of any of our obligations, warranties or representations under the agreement, and Xcelience has agreed to indemnify us against third party claims that involve (i) the negligence, gross negligence, or intentional misconduct on the part of Xcelience, (ii) a failure by Xcelience to comply with the law in their performance of the agreement, or (iii) a breach of Xcelience’s obligations, covenants, representations, or warranties under the agreement. Either party may terminate the agreement at any time with advance written notice.

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

Patheon Inc

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

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and significant innovation. Although we believe that our development expertise and scientific knowledge provide us with advantages over our competitors, particularly in the therapeutic areas in which we are focused, other biopharmaceutical companies in the industry may be able to develop therapeutics that are able to achieve better results. Our competitors include pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors may have significantly greater financial, technical and human resources than we have.

We are currently developing seladelpar for the treatment of patients with primary biliary cholangitis (PBC). Currently, the only FDA-approved treatments for PBC are ursodeoxycholic acid (UCDA), also known as ursodiol, an isomer of chenodeoxycholic acid and the synthetic bile acid analog obeticholic acid (Ocaliva®, Intercept Pharmaceuticals). Ursodiol decreases serum levels of ALP, bilirubin, alanine aminotransferase, aspartate aminotransferase, cholesterol, and immunoglobulin M, all of which are elevated in patients with PBC and can serve as biochemical markers of the disease. In a study that combined data from three controlled trials with a total of 548 patients, ursodiol significantly reduced the likelihood of liver transplantation or death after four years. Ursodiol also delayed the progression of hepatic fibrosis in early-stage PBC, but was not effective in advanced disease. It is also known that up to 50% of PBC patients fail to respond adequately to ursodiol therapy. Ursodiol is available as a generic and is priced at a discount to typical branded therapies.

Ocaliva was approved by the FDA and European Medicines Agency in 2016 for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. Ocaliva also received orphan designations in the U.S. and the E.U. A Phase 3 study was completed with a primary composite endpoint defined as a responder rate comprised of the percentage of patients with ALP < 1.67 times upper limit of normal with a decrease in ALP of at least 15% and total bilirubin less than or equal to upper limit of normal. This study met its goals and Ocaliva was granted accelerated approval based on meeting this primary composite endpoint.

Although not approved for use in PBC, off-label use of fibrate drugs has been reported, though many fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. Other therapies, such as colchicine, methothrexate, prednisone and multiple immunosuppressive regimens have been attempted. However, their efficacy is controversial, limited, or unproven and they are associated with multiple side-effects, impacting tolerance and safety. Liver transplantation improves survival in patients with PBC, and it is the only effective treatment for those with liver failure. However cirrhosis recurs in 15% of patients at three years and in 30% at 10 years. As a result, despite the previously mentioned therapeutic interventions, it is recognized that PBC continues to progress in many patients and additional medical treatment is needed to address this disease.

We are aware of a number of companies with development programs in PBC that are currently in or beyond phase 2 including, LJN452 (Novartis Pharmaceuticals Corporation) and GS9674 (Gilead Sciences, Incorporated), both of which are non-bile acid analogs and the mixed PPARa/d agonist elafibranor (Genfit S.A.).

Arhalofenate is being developed for the treatment of patients with gout. The xanthine oxidase inhibitors, allopurinol and febuxostat (marketed by Takeda Pharmaceutical Company Limited as Uloric®), are the most commonly prescribed drugs to lower uric acid in patients with gout. Lesinurad (Zurampic®, Ironwood Pharmaceuticals, Inc. and AstraZeneca PLC) is a uricosuric that blocks URAT1, the main urate transporter/exchanger in renal proximal tubules. Zurampic 200mg in combination with a xanthine oxidase inhibitor is approved in the U.S. and in the E.U. for the treatment of hyperuricemia associated with gout in patients that have not reached target serum uric acid levels with a xanthine oxidase inhibitor alone. Pegloticase (marketed by Horizon Pharma plc as KRYSTEXXA®) is a PEGylated uric acid specific enzyme indicated for the treatment of chronic gout in adult patients refractory to conventional therapy. Anti-inflammatory drugs, such as colchicines, steroids and NSAIDs, are prescribed to manage gout flares.

Research & Development Costs

Our research and development costs for the years ended December 31, 2016 and 2015, all of which are borne by us, were $15.9 million and $17.0 million, respectively.

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

Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our pharmaceutical product candidates, some of our patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved pharmaceutical product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending upon the expected length of the clinical studies and other factors involved in the filing of the relevant NDA.

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

Corporate Information

CymaBay Therapeutics, Inc., formerly Metabolex, Inc., was incorporated under the laws of the State of Delaware on October 5, 1988, originally under the name Transtech Corporation. Our executive offices are located at 7999 Gateway Blvd., Suite 130, Newark, CA 94560. The telephone number at our executive office is (510) 293-8800. Our corporate website address is www.cymabay.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report. We make available free of charge on or through our websiteour annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We have had no revenues in 2016, 2015 and 2014. All of our long-lived assets are located in the United States.

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

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Employees

As of March 1, 2017, we had 22 full-time employees, 7 of whom hold Ph.D.s, 2 of whom hold M.D.s and 3 of whom hold a Masters degree in relevant areas of expertise.

Executive Officers of Registrant

As of March 1, 2017, our executive officers, who are appointed by and serve at the discretion of the board of directors, were as follows:

Name	Age	Position Held With CymaBay
Executive Officers
Harold Van Wart, Ph.D.	69	President, Chief Executive Officer & Director
Sujal Shah	43	Chief Financial Officer
Pol Boudes, M.D.	59	Chief Medical Officer
Robert L. Martin, Ph.D.	54	Senior Vice President, Manufacturing and Nonclinical Development
Charles A. McWherter, Ph.D.	61	Senior Vice President, Chief Scientific Officer
Patrick J. O’Mara	55	Senior Vice President, Business Development
Kirk Rosemark	52	Vice President, Regulatory Affairs and Quality Assurance

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

Patrick O’Mara has served as our Senior Vice President, Business Development since January 2017. Previously he served as our Vice President, Business Development from 2006 through 2016. He served as our Sr. Director of Business Development, from 2004 to 2006, our Director of Business Development from 2000 to 2004 and our Manager of Business Development from 1997 to 2000. Mr. O’Mara served as our Manager of Laboratory Operations from 1991 to 1997. Mr. O’Mara received a B.A. in Biochemistry from the University of California, Berkeley.

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

We have incurred significant net losses in each year since our inception, including a net loss of approximately $26.7 million and $15.5 million for the years ended December 31, 2016, and 2015, respectively. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of December 31, 2016, we had cash, cash equivalents and marketable securities of approximately $17.0 million. We believe that these funds, which were obtained through recent equity and debt financings, together with additional proceeds of approximately $14.4 million received from financings and license agreements in January and February of 2017, will allow us to continue operation through at least the next twelve months. We currently believe that we will need to raise additional capital to continue our operations thereafter. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidate seladelpar (MBX-8025).

In the event we do not successfully raise sufficient funds in financing our product development activities, particularly related to the ongoing development of seladelpar, it will be necessary to curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether. To the extent that the costs of the ongoing development of seladelpar exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to seladelpar, out-license intellectual property rights to seladelpar, sell assets or effect a combination of the above. No assurance can be given that we will be able to effect any of such transactions on acceptable terms, if at all. Failure to progress the development of seladelpar will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms (if at all).

Beyond the plan of operations outlined above, our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies, including in particular the Phase 2 studies of seladelpar;

•	the extent to which we receive the milestone payments under our licensing agreement with Kowa;

•	the extent to which we are able to out-license arhalofenate outside of the United States;

•	the need for additional or expanded clinical studies;

•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration and validation program;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the effect of competing products and market developments.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates.

We are heavily dependent on our partner, Kowa Pharmaceuticals America, Inc., for the successful development, regulatory approval and commercialization of arhalofenate in the Unitied States.

In late December 2016, we entered into an exclusive licensing agreement with Kowa Pharmaceuticals America, Inc., or Kowa, for the development and commercialization of arhalofenate in the U.S. (including all possessions and territories). The terms of our licensing agreement with Kowa provide them with exclusive authority over the development and commercialization plans for arhalofenate in the U.S. and the execution of those plans. We have no effective influence over those plans and are heavily dependent on Kowa’s decision making. The licensing agreement provides that we will receive potential milestone payments of up to $10 million based on the initiation of specific development activities, and are eligible to receive up to an additional $190 million in payments based upon the achievement of additional development and sales milestones. We are also eligible to receive tiered, double digit royalties on future sales of arhalofenate products.

We are substantially dependent upon Kowa to develop arhalofenate further. Any significant changes to Kowa’s business strategy and priorities, over which we have no control, could adversely affect Kowa’s willingness or ability to complete their obligations under our licensing agreement and result in harm to our business and operations. Subject to contractual diligence obligations, Kowa has complete control over and financial responsibility for arhalofenate’s development program and regulatory strategy and execution, and we are not able to control the amount or timing of resources that Kowa will devote to the product. If Kowa does not diligently pursue the development or commercialization of arhalofenate, we will not receive any further payments under the licensing agreement and our ability to derive value from arhalofenate will be seriously harmed. Further, regardless of Kowa’s efforts and expenditures for the further development of arhalofenate, the results of such additional clinical investigation may not provide positive results and may not result in a commercial product due to regulatory or other reasons similar to those described below with respect to seldelpar.

We do not intend to invest further in the development and commercialization of arhalofenate, and are currently seeking to out-license the rights to arhalofenate outside of the Unitied States.

In late December 2016, we entered into an exclusive licensing agreement with Kowa for the development and commercialization of arhalofenate in the U.S. (including all possessions and territories). We are seeking to out-license the development and commercialization of arhalofenate outside of the United States, and do not intend to invest further in the development and commercialization of arhalofenate. However, there is no guarantee that our efforts to out-license arhalofenate in countries outside of the United States will result in any licensing agreements or, if they do result in licensing agreements, that we will derive any value from those agreements. The terms of those licensing agreements, if any, we expect will provide them with exclusive authority over the development and commercialization plans for arhalofenate in the jurisdiction covered by the licensing agreement, and that we will have no influence over the actions of the licensees and will be heavily dependent on their decision making. In the event that we are not able to enter into any further license agreements, or the licensees’ do not, or are not able to, develop or commercialize arhalofenate in their respective jurisdictions, our ability to derive further value from arhalofenate will be seriously harmed.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	the performance of Kowa under our licensing agreement, including whether development milestones and regulatory approvals regarding arhalofenate are achieved;

•	our ability to out-license arhalofenate in jurisdictions outside of the United States;

•	obtaining favorable results for and advancing the development of seladelpar; and

•	generating a pipeline of product candidates.

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

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. In July 2015, we completed the issuance of 8,188,000 shares of our common stock at $2.81 per share and in February 2017, we completed the issuance of 5,181,348 shares of our commons stock at $1.93 per share in underwritten public offerings. Also, in January 2017, we issued 124,100 shares at $2.48 per share under our at-the-market facility. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and will impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. For example, in December 2016 we entered into an agreement to license our right to develop and commercialize arhalofenate for the treatment of gout in the United States in exchange for a $5.0 million upfront payment and will receive potential milestone payments of up to $10 million based on the initiation of specific development activities, and are eligible to receive up to an additional $190 million in payments based upon the achievement of additional development and sales milestones and tiered, double digit royalties on any product sales. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected and we may not be able to meet our debt service obligations. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

For as long as we continue to be an emerging growth company, we do intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). If we do, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If investors find our common stock less attractive as a result of our status as an emerging growth company, there may be less liquidity for our common stock and our stock price may be more volatile.

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

Risks Related to Clinical Development and Regulatory Approval

We depend on the success of our product candidates, in particular seldelpar, which is still under clinical development and we may not obtain regulatory approval or successfully commercialize this product candidate.

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates, including seladelpar, which has completed five Phase 1 and two Phase 2 clinical trials. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In March 2016, we completed a second Phase 2 clinical study for seladelpar in patients with homozygous familial hypercholestorolemia (HoFH). In November 2015, we initiated enrollment in a Phase 2 clinical study of seladelpar for patients with PBC. The success of seladelpar will depend on several factors, including the following:

•	successful enrollment and completion of clinical trials;

•	recognition by the FDA and other regulatory authorities outside of the U.S. of orphan disease designation for seladelpar in target indications in addition to those already obtained;

•	receipt of marketing approvals from the FDA and regulatory authorities outside the U.S. for seladelpar ;

•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize seladelpar, which would materially harm our business.

We depend on the successful completion of clinical trials for our product candidates, including seladelpar. The positive clinical results obtained for our product candidates in prior clinical studies may not be repeated in future clinical studies.

Before obtaining regulatory approval for the sale of our product candidates, including seladelpar, we must conduct additional clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

Seven clinical studies with seladelpar and five clinical studies with MBX-2982 have been completed. However, we have never conducted a Phase 3 clinical trial, and we have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for seladelpar. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

We may experience a number of unforeseen events during clinical trials for our product candidates, including seladelpar, that could delay or prevent the commencement and/or completion of our clinical trials, including the following:

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we undertake additional clinical trials of our other product candidates, seladelpar and MBX-2982. We also will need to raise substantial additional capital in the future to complete the development and commercialization of seladelpar, as well as MBX-2982 for which we currently have no planned clinical trials. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development.

Negative or inconclusive results of our future clinical trials of seladelpar, or any other clinical trial we conduct, could cause the FDA to require that we repeat or conduct additional clinical studies. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates may be adversely impacted.

We have commenced testing of seladelpar in clinical studies for the indications which we are currently pursuing for seladelpar, including Primary Biliary Cholangitis (PBC) and homozygous familial hypercholesterolemia (HoFH). If seladelpar does not demonstrate safety or efficacy in the treatment of any of these indications, or if the benefits of treatment with seladelpar do not outweigh the risks, our ability to successfully develop and commercialize seladelpar may be adversely affected.

We commenced clinical trials of seladelpar for the indications for which we currently are pursuing, including PBC and HoFH and seladelpar may not be demonstrated to be effective in treatment of these or other indications we may target. For instance, in May 2016, we announced results from a Phase 2 clinical study of seladelpar in patients with primary biliary cholangitis (PBC). We made the decision to discontinue the study early after review of safety and efficacy data demonstrated clear proof-of-concept and need for further dose reduction to optimize clinical safety and efficacy. In December 2016, we initiated a dose-ranging Phase 2 trial of seladelpar at lower doses in patients with PBC. In March 2016, we completed a Phase 2 clinical study evaluating seladelpar in 13 patients with HoFH. However, as a result of the variability in responses observed in this study, including a number of patients that did not experience a decrease in LDL-C, we believe additional proof-of-concept data would be warranted before determining whether or not to advance to a registration study of seladelpar in patients with HoFH. Although we believe that seladelpar may be beneficial to address the diseases for which we are considering redirecting its development, there is no guarantee that seladelpar will prove to be safe or efficacious in the treatment of these diseases, or that we will be able to obtain regulatory approval for these indications. The results of these clinical studies and other nonclinical studies may determine whether the benefits perceived from the use of seladelpar would outweigh the risks perceived from treatment with seladelpar.

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

Events which may result in delays or unsuccessful completion of clinical trials, including our future clinical trials for seladelpar, include the following:

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

If initiation or completion of any of our clinical trials for our product candidates, including seladelpar, is delayed for any of the above reasons, our development costs may increase, the approval process could be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may bring products to market before us. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

In May 2016, we announced results from a Phase 2 clinical study of seladelpar in patients with primary biliary cholangitis (PBC). During the course of this trial three cases of asymptomatic, reversible transaminase elevations occurred, and we made the decision to discontinue the study early after review of safety and efficacy data demonstrated a need for further dose reduction to optimize clinical safety and efficacy. The emergence of adverse events (AEs) caused by seladelpar in future studies, including at lower doses, could cause us, other reviewing entities, clinical study sites or regulatory authorities to interrupt, delay or halt clinical studies and could result in the denial of regulatory approval. There is also a risk that our other product candidates may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in our clinical trials for our product candidates, our ability to obtain regulatory approval for product candidates, including seladelpar, may be negatively impacted.

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

We have obtained orphan drug designation for some of the targeted indications for seladelpar but not all possible indications for which we may seek approval and we may not be able to obtain or maintain orphan designation or obtain the benefits associated with orphan drug status, including market exclusivity.

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

We have obtained orphan-drug designations for seladelpar for the treatments of HoFH and Frederickson Type I or V hyperlipoproteinemia. That exclusivity, or any other orphan exclusivity we may receive for another produc candidate or indication, may not effectively protect the candidate from competition because: different drugs can be approved for the same condition; the same drugs can be approved for different indications and prescribed off-label; and the first entity with an orphan drug designation to receive regulatory approval for a particular indication will receive marketing exclusivity. If one of our product candidates that receives an orphan drug designation, including seladelpar, is approved for a particular indication or use within the rare disease or condition, the FDA may later approve the same product for additional indications or uses within that rare disease or condition that are not protected by our exclusive approval. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target population, more effective or makes a major contribution to patient care.

If any product candidate that we successfully develop does not achieve broad market acceptance among physicians, patients, health care payors and the medical community, the revenues that it generates from its sales will be limited.

Even if seladelpar or any other product candidates receive regulatory approval, the products may not gain market acceptance among physicians, patients, health care payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any of our approved products will depend upon a number of factors, including:

•	the efficacy and safety, as demonstrated in clinical studies;

•	the risk/benefit profile of our product candidates such as seladelpar;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the safety of product candidates seen in a broader patient group, including if physicians prescribe our products for uses outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the timing of market introduction of competitive products;

•	the availability of adequate reimbursement and pricing by third parties and government authorities;

•	relative convenience and ease of administration; and

•	the effectiveness of our or our partners’ sales, marketing and distribution efforts.

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

Because we conduct clinical studies in humans, we face the risk that the use of seladelpar or future product candidates will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical studies. Although we have clinical study liability insurance, our insurance may be insufficient to cover any such events. There is also a risk that we may not be able to continue to obtain clinical study coverage on acceptable terms. In addition, we may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical studies, even if we are ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from our product candidates. Regulatory approval of an NDA is not guaranteed, and the approval process is expensive, uncertain and lengthy.

We cannot commercialize our product candidates, including seladelpar, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for our product candidates. Additional delays may result if a product candidate is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including seladelpar. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons, including the following:

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

Even if we obtain regulatory approval for seladelpar and our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the U.S., the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, including seladelpar, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including seladelpar, may include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

Seladelpar and our other product candidates will also be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Furthermore, promotional materials must be approved by the FDA prior to use for any drug receiving accelerated approval.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize seladelpar and our other product candidates and inhibit our ability to generate revenues.

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

Even if we obtain FDA approval for seladelpar or any of our other product candidates in the U.S., we may never obtain approval for or commercialize seladelpar or any of our other product candidates outside of the U.S., which would limit our ability to realize their full market potential.

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

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We currently rely on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supplies that will be used in clinical trials of our product candidates, and for commercialization of any of our product candidates that receive regulatory approval.

The facilities used by our contract manufacturers to manufacture the product candidates must be approved by the FDA pursuant to inspections that will be conducted only after we submit an NDA to the FDA, if at all. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no direct control over the ability of the contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates. No assurance can be given that our manufacturers can continue to make clinical and commercial supplies of product candidates, at an appropriate scale and cost to make it commercially feasible.

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

We rely on limited sources of supply for the drug substance for seladelpar, and any disruption in the chain of supply may cause delay in developing and commercializing of seladelpar.

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

We expect to increase the manufacturing batch sizes of our products in preparation of late stage clinical development and commercial supplies. As the processes are scaled up they may reveal manufacturing challenges or previously unknown impurities which could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of our products. In the future, we may identify manufacturing issues or impurities which could result in delays in the clinical program and regulatory approval for our products, increases in our operating expenses, or failure to obtain or maintain approval for our products.

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

Risks Related to Commercialization of Our Product Candidates

The commercial success of seladelpar and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payors.

If any of our product candidates, including seladelpar, receive marketing approval, they may nonetheless not gain sufficient market acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including seladelpar, will depend on a number of factors, including the following:

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

If any of our product candidates, including seladelpar, is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, including seladelpar, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates, including seladelpar.

If we are unable to build our own sales force or negotiate a strategic partnership for the commercialization of our product candidates, we may be forced to delay the potential commercialization of seladelpar, or reduce the scope of our sales or marketing activities. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring seladelpar to market or generate product revenue.

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

If our product candidates are approved for commercialization, we intend to enter into agreements with third parties to market those product candidates outside the U.S., including for seladelpar. We expect that we will be subject to additional risks related to international operations, including the following:

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

Formulary approval and reimbursement may not be available for arhalofenate, seladelpar and our other product candidates, which could make it difficult for us to sell our products profitably.

Obtaining formulary approval can be an expensive and time consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to promote our product candidates, including arhalofenate and seladelpar, into our target markets. Failure to obtain timely formulary approval will limit our commercial success.

Furthermore, market acceptance and sales of arhalofenate, seladelpar or any other product candidates that we develop, will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A prevailing trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. We cannot be sure that reimbursement will be available for seladelpar, or any other product candidates. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize seladelpar, or any other product candidates that we develop.

The availability of generic treatments may also substantially reduce the likelihood of reimbursement for any future products, including seladelpar. The application of user fees to generic drug products will likely expedite the approval of additional generic drug treatments. We expect to experience pricing pressures in connection with the sale of seladelpar and any other product candidate that we develop, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes.

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

If we are unable to promptly obtain coverage and profitable payment rates from both government funded and private payors for any of our product candidates, including seladelpar, it could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Even if we receive regulatory approval for seladelpar, we will be subject to ongoing FDA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize seladelpar.

Any regulatory approvals that we or potential collaboration partners receive for seladelpar or future product candidates, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing studies. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market. Depending on any safety issues associated with our product candidates that are approved, the FDA may require a REMS, thereby imposing certain restrictions on the sale and marketability of such products or additional post-marketing requirements.

Regulatory policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market seladelpar or future products, if any, and we may not achieve or sustain profitability.

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

We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example:

1) We rely on an exclusive license to certain patents and know-how from Janssen Pharmaceutical NV (Janssen NV), which include seladelpar and certain other PPARd compounds (the “PPARd Products”). Under the exclusive license with Janssen NV we have full control and responsibility over the research, development and registration of any PPARd Products and are required to use diligent efforts to conduct all such activities. If we fail to comply with our obligations under our agreement with Janssen NV, including our obligations to expend more than a de minimus amount of effort and resources on the research and/or development of at least one PPARd product, to make any payment called for under the agreement, not to disclose any non-exempt confidential information related to the agreement, or to use diligent efforts to promote, market and sell any PPARd Product under the agreement, such action would constitute a default under the agreement and Janssen NV may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the Janssen NV license, seladelpar, which would have a materially adverse effect on our business.

2) We rely on an exclusive license to certain patents, proprietary technology and know-how from DiaTex, which include arhalofenate. During the term of the exclusive license with DiaTex we may perform research and development of compounds and products for the treatment of human disease based on the patents, proprietary technology and know-how from DiaTex. If we fail to comply with our obligations under our agreement with DiaTex, including our obligations to pay royalty payments during the development and commercialization of arhalofenate, or if we are subject to a bankruptcy, DiaTex may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the DiaTex license, arhalofenate, which would have a materially adverse effect on our business.

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

As of March 1, 2017, we had 22 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in February 2017, we completed the issuance of 5,181,348 shares of our common stock at $1.93 per share in an underwritten public offering for the net proceeds to us of $9.2 million, in July 2015, we completed the issuance of 8,188,000 shares of our common stock at $2.81 per share in an underwritten public offering for net proceeds to us of $21.1 million, and in November 2014 we filed a $100 million registration statement on Form S-3 with the SEC and also entered into an ATM to sell up to $25 million of common stock under the registration statement under which we have sold additional shares of our common stock for net proceeds to us of $4.5 million during the period January 1, 2015, through January 31, 2017. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of March 1, 2017, was 652,687 shares.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock, which may never occur, will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock. In addition, our ability to pay cash dividends is currently prohibited without the prior consent of the lender pursuant to the terms of our 2015 loan and security agreements.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is listed on the NASDAQ Capital Market under the symbol “CBAY” and was previously traded over-the-counter from January 24, 2014, until June 17, 2014. Prior to such time, there was no public market for our common stock. On March 21, 2017, the last reported sale price of our common stock on the NASDAQ Capital Market was $3.91 per share. As of March 1, 2017, there were approximately 297 holders of record of our common stock.

The following table sets forth the high and low sales prices per share of our common stock as reported on the over-the-counter and NASDAQ Capital Market for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2015	High	Low
First Quarter	$13.39	$6.75
Second Quarter	$7.03	$2.64
Third Quarter	$3.31	$1.61
Fourth Quarter	$2.27	$1.21

Year Ended December 31, 2016	High	Low
First Quarter	$1.86	$0.82
Second Quarter	$3.04	$1.33
Third Quarter	$2.59	$1.48
Fourth Quarter	$2.39	$1.15

Dividend Policy

We have never declared or paid any cash dividends to our stockholders. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings, if any, for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant. Further, we may not pay dividends or redeem shares of our capital stock without the prior consent of the lenders pursuant to the terms of our current loan and security agreement.

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

Overview

CymaBay Therapeutics, Inc. is focused on developing therapies to treat specialty and orphan diseases with high unmet medical need. Our two key clinical development candidates are seladelpar and arhalofenate.

We are currently developing seladelpar (MBX-8025) for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver. Seladelpar is a potent and selective agonist of PPARd, a nuclear receptor that regulates genes important for lipid, bile acid/sterol and glucose metabolism and for inflammation in liver and muscle. In May 2016, we announced results from a Phase 2 clinical study of seladelpar in patients with PBC. The study was intended to enroll approximately 75 patients with PBC who had an inadequate response to ursodiol and randomize them to receive either placebo or seladelpar (either 50 mg or 200 mg) once-daily for 12 weeks. Despite the occurrence of three cases of asymptomatic, reversible transaminase elevations (two in the 200 mg and one in the 50 mg groups), data from 35 patients evaluated for efficacy demonstrated that treatment with seladelpar resulted in statistically significant reductions in the primary endpoint of serum alkaline phosphatase (ALP). The mean decreases from baseline in ALP for the 50 and 200 mg dose groups were 53% and 63%, respectively, vs. 2% for placebo (p < 0.0001 for both). Based on results from a number of published studies, lower levels of ALP have been shown to correlate with a significant reduction in adverse clinical outcomes for PBC patients including liver transplant and/or death. All patients who received seladelpar treatment for 12 weeks (three on 50 mg and two on 200 mg) had their ALP values restored to within the normal range. The study was discontinued early after review of safety and efficacy data demonstrated proof-of-concept for activity on cholestatic biomarkers and had identified the need to reduce the dose in order to optimize for clinical safety and efficacy. In October 2016, seladelpar received European Medicines Agency (EMA) PRIority MEdicines (PRIME) designation for the treatment of PBC. The U.S. Food and Drug Administration (FDA) granted orphan drug designation to seladelpar for the treatment of PBC in November 2016. In December 2016, we initiated a dose-ranging Phase 2 study of seladelpar at lower daily doses of 5 and 10 mg in patients with PBC.

In March 2016, we announced results from a Phase 2 clinical study evaluating seladelpar in 13 patients with homozygous familial hypercholesterolemia (HoFH), a rare, life-threatening, genetic disease characterized by marked elevations in plasma levels of low density lipoprotein (LDL-C) leading to severe atherosclerosis and the development of premature cardiovascular diseases. Five patients in this study experienced what we believe was a clinically meaningful maximal decrease in LDL-C of greater than 20% with three of them having decreases greater than 30%. However, given the variability in responses observed in this study, including a number of patients that did not experience a decrease in LDL-C, we believe additional proof-of-concept data would be warranted before determining whether or not to advance to a registration study of seladelpar in patients with HoFH.

Arhalofenate is being developed for the treatment of gout. Arhalofenate has been studied in five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form because of elevated sUA levels. We believe the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what we believe could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,100 patients exposed to date. We have completed end of Phase 2 discussions with the FDA and scientific advice discussions with the EMA.

In late December 2016, we entered into an exclusive licensing agreement with Kowa Pharmaceuticals America, Inc. (Kowa) for the development and commercialization of arhalofenate in the U.S. (including all its possessions and territories). Under the terms of the agreement, we received an up-front payment of $5 million in January 2017, and will receive potential milestone payments of up to $10 million based on the initiation of specific development activities, and are eligible to receive up to an additional $190 million in payments based upon the achievement of additional development and sales milestones. We are also eligible to receive tiered, double digit royalties on future sales of arhalofenate products. Kowa will be responsible for all development and commercialization costs. We retain full development and commercialization rights for the rest of the world and intend to partner arhalofenate in geographies outside the U.S. and its possessions and territories.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Equity Financings

On July 25, 2014, we completed a public offering of 4.6 million shares of our common stock at $5.50 per share which we refer to as our 2014 public offering. Net proceeds to us in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC, which registration statement includes an at-the-market facility (ATM) to sell up to $25 million of common stock under the registration statement. As of December 31, 2016, we have sold shares of common stock under the ATM with aggregate net proceeds to us of $4.3 million.

On July 27, 2015, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 8.2 million shares of our common stock at $2.81 per share which we refer to as our 2015 public offering. Net proceeds to us in connection with the 2015 public offering were approximately $21.1 million after deducting underwriting discounts, commissions and other offering expenses.

During January 2017, we sold an additional 124,100 shares of our common stock for net proceeds of $158,000 under the ATM.

On February 2, 2017, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 5.2 million shares of our common stock at $1.93 per share which we refer to as our 2017 public offering. Net proceeds to us in connection with the 2017 public offering were approximately $9.2 million after deducting underwriting discounts, commissions and other offering expenses.

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

Revenue Recognition

We recognize revenue when all four of the following criteria have been met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. Revenue under collaboration and license arrangements is recognized based on the performance requirements of the contract. Determinations of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fees charged for deliverables and the collectability of those fees.

We generate revenue from collaboration and license agreements for the development and commercialization of products. Collaboration and license agreements may include non-refundable upfront license fees, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products.

Our performance obligations under the collaboration and license agreement may include the license or transfer of intellectual property rights, obligations to provide research and development services, delivery of related materials and obligations to participate on certain development and/or commercialization committees with the collaborators.

If we determine that multiple deliverables in an arrangement exist, the consideration is allocated to one or more units of accounting based upon the relative-selling-price of each element in an arrangement. The relative-selling-price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We identify deliverables at the inception of the arrangement. Each deliverable is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in our control. Non-refundable upfront payments received and allocated to separate units of accounting are recognized as revenue when the four basic revenue recognition criteria, mentioned above, are met for each unit of accounting.

We recognize payments that are contingent upon achievement of a substantive milestone in their entirety in the period in which the milestone is achieved. Milestones are defined as events that can only be achieved based on our performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with our performance to achieve the milestone after commencement of the agreement. Any contingent payment that becomes payable upon achievement of events that are not considered substantive milestones are allocated to the units of accounting previously identified at the inception of an arrangement when the contingent payment is received and revenue is recognized based on the revenue recognition criteria for each unit of accounting.

Research and Development Expenses and Related Prepayments and Accruals

As part of the process of preparing our financial statements, we are required to estimate certain research and development expenses. This process involves reviewing contracts, reviewing the terms of our license agreements, communicating with our vendors and applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service either when we have prepaid or when we have not yet been invoiced or otherwise notified of actual cost. Although certain of our vendors require us to prepay in advance of services rendered, the majority of our service providers invoice us monthly in arrears for services performed. We make estimates of prepayments to amortize or expenses to be accrued as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated amortized or accrued research and development expenses include fees to:

•	contract research organizations and other service providers in connection with clinical studies;

•	contract manufacturers in connection with the production of clinical trial materials; and

•	vendors in connection with preclinical development activities.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2016, and 2015.

Stock-Based Compensation

We measure employee and director stock-based compensation cost at the grant date, based on the estimated fair-value of the awards, and we recognize as an expense the portion that is ultimately expected to vest as an expense over the related vesting periods, net of estimated forfeitures. We estimate the grant date fair-value based of stock options using the Black-Scholes option-pricing model and recognize compensation expense over the service period using the straight-line attribution method. For performance-based stock options, we evaluate the probability of achieving each performance-based condition at each reporting date. We begin to recognize the expense when it is deemed probable that a performance-based condition will be met using the accelerated attributed method over the requisite service period.

The Black-Scholes option pricing model requires the input of highly subjective assumptions. These variables include, but are not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate expected volatility based on our own historical volatility supplemented by a review of historical volatilities of industry peers. We have, due to insufficient historical data, used the “simplified method” to determine the expected life of stock options granted with a service condition. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock. In addition, management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination, as well as our stock-based compensation expense.

We account for stock-based compensation arrangements with non-employees using a fair value approach. The fair value of these options is measured using the Black-Scholes option pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

Warrant Liabilities

We have issued freestanding warrants to purchase shares of our common stock. These freestanding warrants are classified as liabilities in the balance sheet and remeasured at each reporting period at fair value as they contain terms for redemption of the underlying security that are outside our control. We use a binomial lattice option pricing model to estimate the fair value of warrants. Significant inputs to this model include our stock price, the warrant exercise price, and other inputs that management is required to estimate including key strategic initiatives, probability of success related to those initiatives, change in our stock price based on the outcome of the initiatives, expected volatility and expected term. These inputs are inherently subjective and require significant analysis and judgment to develop. We re-measure the fair value of all warrants at each financial reporting date with any changes in fair value being recognized as a component of other income (expense), net in the statements of operations and comprehensive income (loss). We will continue to re-measure the fair value of the warrant liabilities until exercise or expiration of the related warrant.

Results of Operations

General

To date, we have not generated any income from operations. As of December 31, 2016, we have an accumulated deficit of $423.0 million, primarily as a result of expenditures for research and development and general and administrative expenses. While we will generate revenue from our license arrangement with Kowa and may in the future generate revenue from a variety of other sources, including additional milestone payments from Kowa and license fees and milestone payments in connection with other strategic partnerships, arhalofenate and seladelpar are at a mid-level stage of development and our other product candidates are at the early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Our results of operations for 2016 and 2015 are presented below:

	Year Ended December 31,
($ in thousands)	2016	2015	Variance

Operating expenses:
Research and development	$15,941	$17,026	$(1,085)
General and administrative	9,645	8,871	774

Loss from operations	(25,586)	(25,897)	311
Interest expense, net	(1,161)	(753)	(408)
Other income, net	76	11,121	(11,045)

Net loss	$(26,671)	$(15,529)	$(11,142)

Research & Development Expenses

Conducting research and development is central to our business model. For the years ended December 31, 2016 and 2015, research and development expenses were $15.9 million and $17.0 million, respectively. Research and development expenses are detailed in the table below:

	Year Ended December 31,
($ in thousands)	2016	2015
Seladelpar Phase 2 clinical studies	$6,029	$2,812
Seladelpar Drug manufacutring & toxicity studies	3,051	3,830
Seladelpar Other studies	54	152
Arhalofenate Gout Phase 2b randomized study	32	1,313
Arhalofenate Gout Febuxostat combo study	25	165
Arhalofenate Gout Drug manufacturing	495	3,387
Other Projects	62	38

Total Project Costs	9,748	11,697
Internal Research and Development Costs	6,193	5,329

Total Research and Development	$15,941	$17,026

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs decreased by $2.0 million to $9.7 million from $11.7 million for the years ended December 31, 2016, and 2015, respectively. Project costs for the year ended December 31, 2016 primarily consist of PBC Phase 2 clinical trial expenses as well as drug manufacturing and toxicology studies for seladelpar. Project costs for the year ended December 31, 2015 primarily consisted of PBC Phase 2 clinical trial expenses and arhalofenate Phase 2 clinical trial expenses as well as drug manufacturing costs related to registration batch production and other manufacturing process development activities for arhalofenate. The decrease in project costs for year ended December 31, 2016 as compared to December 31, 2015 was primarily due to completion of arhalofenate Phase 2 clinical trials in 2015, partially offset by higher costs for PBC Phase 2 clinical trials due to the initiation of our second study with lower doses of seladelpar. Internal research and development cost increased by $0.9 million for year ended December 31, 2016 as compared to December 31, 2015, primarily due to higher employee compensation related expenses to support our clinical development activities.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development and initiate additional clinical studies for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future despite the fact that we are no longer incurring development costs for arhalofenate. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential Phase 3 clinical trials and activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, rent and other general operating expenses not otherwise included in research and development. General and administrative expenses increased by $0.7 million, to $9.6 million from $8.9 million, for the years ended December 31, 2016 and 2015, respectively, primarily as a result of higher employee compensation and consulting expenses related to our licensing agreement with Kowa. For the next several quarters, we anticipate general and administrative expenses will remain relatively consistent with current levels.

Interest Expense, Net

Interest expense, net consists of interest expense due to our loan facility partially offset by interest income from our marketable securities. Interest expense, net increased by $0.4 million, to $1.2 million from $0.8 million, for the years ended December 31, 2016 and 2015, respectively, primarily as a result of the refinancing of our loan facility, which we completed in the third quarter of 2015. The refinanced loan facility resulted in a higher loan balance and correspondingly higher interest expense.

Other Income, Net

Other income, net primarily includes gains and losses resulting from the remeasurement of our investor and lender warrant liabilities at fair value. We use a binomial lattice option pricing model to value our warrants at each reporting date and the warrant valuations have historically changed primarily as a result of variations in the price of our common stock which is an input to our valuation model. However, binomial lattice option pricing models incorporate a number of other input variables, such as expected term, volatility, and other factors which, depending on the circumstances, can also impact our warrant liability valuations. A decline in the value of our warrant liabilities results in the recognition of a remeasurement gain. Conversely, an increase in the value of our warrant liabilities results in the recognition of a remeasurement loss.

Other income, net reflected a gain of $76,000 and $11.1 million for the years ended December 31, 2016 and 2015, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. During the year ended December 31, 2016, the gain recognized was due primarily to a reduction in the expected term and volatility of our investor warrants which are approaching expiration in September 2018. The changes in these assumptions offset the impact to the model of an increase in the price of our common stock from $1.69 at December 31, 2015, to $1.73 at December 31, 2016. During the year ended December 31, 2015, the gain recognized was due to a decrease in the price of our common stock from $9.83 at December 31, 2014, to $1.69 at December 31, 2015.

Income Taxes

As of December 31, 2016, we had federal net operating loss carryforwards of $229.1 million and state net operating loss carryforwards of $175.1 million to offset future taxable income, if any. In addition, we had federal research and development tax credit carry forwards of $7.7 million and state research and development tax credit carryforwards of $6.3 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2024 through 2036 and the state net operating loss carryforwards will expire beginning in 2017 through 2036. The state tax credit will carry forward indefinitely. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2016, we recorded a 100% valuation allowance against our deferred assets of approximately $121.6 million as our management believes it is more likely than not that they will not be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to our net operating loss carryforwards would increase net income in the period in which we make such a determination.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. As of December 31, 2016, cash, cash equivalents and marketable securities totaled $17.0 million, a decrease of $24.5 million, from December 31, 2015, which is consistent with our expectation to finance our operations.

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

On July 27, 2015, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 8.2 million shares of our common stock at $2.81 per share in an underwritten public offering. Net proceeds to us in connection with this offering were approximately $21.1 million after deducting underwriting discounts, commissions and other offering expenses.

On January 12, 2017, we received a $5.0 million upfront payment pursuant to our exclusive licensing agreement with Kowa. for the development and commercialization of arhalofenate in the U.S.

During January 2017, we sold an additional 124,100 shares of our common stock for net proceeds of $158,000 under our ATM.

On February 2, 2017, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 5.2 million shares of our common stock at $1.93 per share which we refer to as our 2017 public offering. Net proceeds to us in connection with the 2017 public offering were approximately $9.2 million after deducting underwriting discounts, commissions and other offering expenses.

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

The 2015 term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The representations and warranties contained in the 2015 loan facility were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement to allocate risk and may be subject to limitations agreed upon by the parties; accordingly, they should not be relied upon by investors as to assertions of factual matters. The 2015 term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of December 31, 2016, we were in compliance with the terms of the term loan covenants and there were no events of default.

At the closing of the 2015 term loan facility, we also agreed to pay a facility fee of 1.00% of the 2015 term loan facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below:

	Year Ended December 31,
	2016	2015
Net cash used in operating activities	$(23,353)	$(23,324)
Net cash provided by (used in) investing activities	27,128	(11,083)
Net cash (used in) provided by financing activities	(986)	30,527

Net increase (decrease) in cash and cash equivalents	$2,789	$(3,880)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2016, was $23.4 million primarily due to a net loss of $26.7 million, offset by $2.5 million of stock-based compensation, changes in operating assets and liabilities of $0.3 million, and other noncash items of $0.5 million.

Net cash used in operating activities for the year ended December 31, 2015, was $23.3 million primarily due to a net loss of $15.5 million and change in fair value of our warrant liability of $11.1 million as a results of a decline in on our stock price, offset by $2.5 million of stock-based compensation, changes in operating assets and liabilities of $0.1 million, and other noncash items of $0.7 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $27.1 million for the year ended December 31, 2016, as a result of net maturities of marketable securities which were used to fund our ongoing drug development and other operating activities.

Net cash used in investing activities was $11.1 million for the year ended December 31, 2015, primarily due to net purchases of marketable securities as we sought to invest funds raised in our equity and debt financings.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.0 million for the year ended December 31, 2016, due to scheduled repayments of principal on our facility loan.

Net cash provided by financing activities was $30.5 million for the year ended December 31, 2015, primarily as a result of proceeds from the 2015 facility loan and from our 2015 public offering, net of issuance costs. These cash inflows were offset by repayment of loan principal.

Capital Requirements

We have incurred operating losses since inception and had an accumulated deficit of $423.0 million at December 31, 2016. As of December 31, 2016, we had cash, cash equivalents and marketable securities of approximately $17.0 million. We believe that these funds, which were obtained through recent equity and debt financings, together with additional proceeds received from financings and license agreements in January and February of 2017 of approximately $14.4 million, will allow us to continue operation through at least the next twelve months. We expect to incur substantial expenditures in the future for the development and potential commercialization of our product candidates. Because of this, we expect our future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the extent to which we receive milestone payments under our licensing agreement with Kowa, and the timing of initiation of planned clinical trials, such as our phase 2 trials to study the therapeutic benefits of seladelpar on patients with certain orphan diseases. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to reduce our development activities or limit or cease operations.

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2016:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years
Contractual Obligations
Operating lease obligations	$450	$222	$228	$—
Facility term loan, including interest	10,792	3,803	6,989	—

Contractual Commitments	$11,242	$4,025	$7,217	$—

In addition, we rely on contract research organizations and other research support providers to perform clinical and preclinical studies for us and we contract with firms to supply our drug compounds for use in our development activities. As of December 31, 2016, under the terms of our agreements with these organizations, we are obligated to make future payments as services are provided of approximately $8.9 million. These agreements are terminable by us upon written notice. Generally, we are only liable for actual effort expended or cost incurred by the organizations at any point in time during the contract period through the notice period.

We have license milestone obligation payments that are not included in the table above because we cannot determine when or if the payments will occur. In the normal course of business, we enter into various firm purchase commitments and other contractual obligations which are cancelable within ninety days or less and are not included in the future contractual obligations table above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The disclosure required in this Item is included in Item 15, which information is incorporated by reference here.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors

Reference is made to the information regarding executive officers appearing under the heading “Business — Executive Officers of Registrant” in Part I Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference. Reference is made to the information regarding our directors and nominees for director appearing under the heading “Proposal 1 — Election of Directors” to be included in our proxy statement for our 2017 annual meeting of stockholders, or 2017 Proxy Statement, which information is hereby incorporated by reference.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors to be included under the headings “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors — Audit Committee” in our 2017 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors — Nominating and Corporate Governance Committee” in our 2017 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2017 Proxy Statement, which information is hereby incorporated by reference. A copy of our code of business conduct and ethics can be found on our website, http://ir.cymabay.com/governance-docs. The contents of our website are not a part of this Annual Report on Form 10-K.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation

Reference is made to the information to be included under the heading “Executive Compensation” in our 2017 Proxy Statement, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by this item will be set forth in our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

Information concerning our equity compensation plans will be set forth in our 2017 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans — Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2017 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2017 Proxy Statement under the caption “Principal Accountant Fees and Services” in the proposal under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

CymaBay Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CymaBay Therapeutics, Inc.

We have audited the accompanying balance sheets of CymaBay Therapeutics Inc. as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CymaBay Therapeutics, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

March 23, 2017

CymaBay Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$10,495	$7,706
Marketable securities	6,499	33,774
Prepaid expenses	1,369	608
Other current assets	165	186

Total current assets	18,528	42,274
Property and equipment, net	77	64
Other assets	754	741

Total assets	$19,359	$43,079

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$899	$1,008
Accrued liabilities	4,501	3,336
Warrant liability	1,145	1,220
Facility loan	2,700	509
Accrued interest payable	66	73

Total current liabilities	9,311	6,146
Facility loan, less current portion	6,098	8,799
Other liabilities	13	19

Total liabilities	15,422	14,964
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 23,447,003 and 23,447,003 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	426,895	424,422
Accumulated other comprehensive loss	(1)	(21)
Accumulated deficit	(422,959)	(396,288)

Total stockholders’ equity	3,937	28,115

Total liabilities and stockholders’ equity	$19,359	$43,079

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

	Year Ended December 31,
	2016	2015
Operating expenses:
Research and development	$15,941	$17,026
General and administrative	9,645	8,871

Total operating expenses	25,586	25,897

Loss from operations	(25,586)	(25,897)
Other income (expense):
Interest income	176	160
Interest expense	(1,337)	(913)
Other income, net	76	11,121

Net loss	$(26,671)	$(15,529)

Net loss	$(26,671)	$(15,529)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	20	(7)

Other comprehensive income (loss)	20	(7)

Comprehensive loss	$(26,651)	$(15,536)

Basic net loss per common share	$(1.14)	$(0.82)

Diluted net loss per common share	$(1.14)	$(0.83)

Weighted average common shares outstanding used to calculate basic net loss per common share	23,447,003	18,900,473

Weighted average common shares outstanding used to calculate diluted net loss per common share	23,447,003	18,917,213

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share and per share information)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2014	14,696,108	$1	$394,622	$(14)	$(380,759)	$13,850
Issuance of common stock upon exercise of warrants	132,295	—	1,939	—	—	1,939
Stock-based compensaton expense	—	—	2,487	—	—	2,487
Issuance of common stock, net of $2,028 issuance costs	8,618,600	1	25,374	—	—	25,375
Net loss	—	—	—	—	(15,529)	(15,529)
Net unrealized loss on marketable securities	—	—	—	(7)	—	(7)

Balances as of December 31, 2015	23,447,003	$2	$424,422	$(21)	$(396,288)	$28,115
Stock-based compensaton expense	—	—	2,473	—	—	2,473
Net loss	—	—	—	—	(26,671)	(26,671)
Net unrealized gain on marketable securities	—	—	—	20	—	20

Balances as of December 31, 2016	23,447,003	$2	$426,895	$(1)	$(422,959)	$3,937

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2016	2015
Operating activities
Net loss	$(26,671)	$(15,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29	22
Stock-based compensation expense	2,473	2,487
Amortization of premium on marketable securities	125	511
Non-cash interest associated with debt discount accretion	476	228
Change in fair value of warrant liability	(75)	(11,121)
Changes in assets and liabilities:
Other current assets	165	161
Prepaid expenses	(761)	1,383
Other assets	(13)	(486)
Accounts payable	(109)	(1,077)
Accrued liabilities	1,015	(46)
Accrued interest payable	(7)	143

Net cash used in operating activities	(23,353)	(23,324)

Investing activities
Purchases of property and equipment	(42)	—
Purchases of marketable securities	(22,906)	(42,788)
Proceeds from maturities of marketable securities	50,076	31,705

Net cash provided by (used in) investing activities	27,128	(11,083)

Financing activities
Proceeds from facility loan	—	9,482
Repayment of facility loan principal	(986)	(4,756)
Proceeds from issuance of common stock and warrants, net of issuance costs	—	25,375
Proceeds from issuance of common stock upon exercise of warrants	—	426

Net cash (used in) provided by financing activities	(986)	30,527
Net increase (decrease) in cash and cash equivalents	2,789	(3,880)
Cash and cash equivalents at beginning of period	7,706	11,586

Cash and cash equivalents at end of period	$10,495	$7,706

Supplemental disclosure
Cash paid for interest	$866	$535

Supplemental non-cash investing and financing activites
Issuance of common stock warrants to lenders	—	258
Issuance of common stock upon warrant exercises	—	1,513
Net change in accrued financing costs	144	—

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the “Company” or “CymaBay”) is a biopharmaceutical company focused on developing therapies to treat specialty and orphan diseases with high unmet medical need. The Company’s two key clinical development candidates are seladelpar (MBX-8025) and arhalofenate. Seladelpar is currently being developed primarily for the treatment of primary biliary cholangitis (PBC). Arhalofenate is being developed for the treatment of gout and has been outliscensed in the United States. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has irrevocably elected not to avail itself of this exemption from new or revised accounting standards, and, therefore, is subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the year ended December 31, 2016, the Company incurred a net loss of $26.7 million and used $23.4 million of cash in operations. At December 31, 2016, the Company had an accumulated deficit of $423.0 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of December 31, 2016, the Company’s cash, cash equivalents and marketable securities totaled $17.0 million. These funds, together with $9.4 million received from financings and $5.0 million received from a license arrangement in January and February 2017, are expected to satisfy the Company’s liquidity requirements through at least the next 12 months. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the repayment of the Company’s facility loan, the timing of initiation of planned clinical trials, including phase 2 trials to study the therapeutic benefits of seladelpar on patients with certain orphan diseases. The Company has and expects to obtain additional funding to develop its products and fund future operating losses through equity offerings, debt financing, one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of its product candidates, or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available, the Company may be required to reduce current development activities or limit or cease operations.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires management to make informed estimates and assumptions that impact the amounts and disclosures reported in the financial statements and accompanying notes. Accounting estimates and assumptions are inherently uncertain. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates and assumptions. The Company believes significant judgment is involved in determining and in estimating the valuation of stock-based compensation, accrued clinical expenses, and equity instrument valuations. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each reporting period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.

Reclassifications

Accrued interest receivable as of December 31, 2015 which was previously presented separately has been combined with other current assets in the accompanying balance sheets to conform to the December 31, 2016 presentation. Additionally, the Company has reclassified retainer fees paid to a vendor from prepaid expenses to other assets in the accompanying balance sheet as of December 31, 2015 to conform to the December 31, 2016 presentation.

Fair Value of Financial Instruments

The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, prepaid expenses, other current assets, accounts payable, accrued interest payable, accrued expenses, the Facility Loan, and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued expenses, and accrued interest payable approximate the related fair values due to the short maturities of these instruments. Based on prevailing borrowing rates available to the Company for loans with similar terms, the Company believes the fair value of the Facility Loan, considering level 2 inputs, approximates its carrying value.

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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

(In thousands)	As of December 31, 2016
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$9,456	$—	$—	$9,456
Commercial paper	—	599	—	599
Corporate debt securities	—	500	—	500

Total cash equivalents	9,456	1,099	—	10,555
Short-term investments:
Commercial paper	—	4,295	—	4,295
Corporate debt securities	—	2,204	—	2,204

Total short-term investments	—	6,499	—	6,499

Total assets measured at fair value	$9,456	$7,598	$—	$17,054

Warrant liability	$—	$—	$1,145	$1,145

Total liabilities measured at fair value	$—	$—	$1,145	$1,145

(In thousands)	As of December 31, 2015
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$6,942	$—	$—	$6,942

Total cash equivalents	$6,942	$—	$—	$6,942
Short-term investments:
Commercial paper	—	5,992	—	5,992
Government debt securities	—	1,507	—	1,507
Corporate debt securities	—	21,654	—	21,654
Asset-backed securities	—	4,621	—	4,621

Total short-term investments	—	33,774	—	33,774

Total assets measured at fair value	$6,942	$33,774	$—	$40,716

Warrant liability	$—	$—	$1,220	$1,220

Total liabilities measured at fair value	$—	$—	$1,220	$1,220

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

As of December 31, 2016 and 2015, financial instruments measured using Level 3 inputs consisted of the Company’s warrants which are accounted for as liabilities. The warrants are valued using a binomial lattice option-pricing model, the significant inputs for which include exercise price of the warrants, market price of the underlying common shares, expected term, expected volatility, the risk-free rate, key strategic initiatives, probability of success related to those initiatives, and the expected changes in stock price that follow announcements of the Company’s strategic initiatives. Changes to any of the inputs to the option-pricing models used by the Company can have a significant impact to the estimated fair value of the warrants.

The following tables set forth a summary of the changes in the fair value of our liabilities measured using Level 3 inputs (in thousands):

	For the Twelve Months Ended December
	2016	2015
Balance, beginning of period	$1,220	$13,596
Issuance of financial instrument	—	258
Change in fair value	(75)	(11,121)
Settlement of financial instrument	—	(1,513)

Balance, end of period	$1,145	$1,220

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, and demand money market accounts.

The Company invests excess cash in marketable securities with high credit ratings which are classified in Level 1 and Level 2 of the fair value hierarchy. These securities consist primarily of corporate debt, commercial paper, and asset-backed securities and are classified as “available-for-sale.” Management may liquidate any of these investments in order to meet the Company’s liquidity needs in the next year. Accordingly, any investments with contractual maturities greater than one year from the balance sheet date are classified as short-term in the accompanying balance sheets.

Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method. Realized gains and losses and declines in value judged to be other-than- temporary are included in interest income or expense in the statements of operations and comprehensive loss. Unrealized holding gains and losses are reported in accumulated other comprehensive loss in the balance sheets. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value.

Restricted Cash

The Company is required to maintain compensating cash balances with financial institutions that provide the Company with its corporate credit cards. As of December 31, 2016 and 2015, cash restricted under these arrangements was $170,000. These amounts are presented in other assets on the accompanying balance sheets.

Concentration of Credit Risk

Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the balance sheet. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. We are exposed to credit risk in the event of a default by the financial institutions holding our cash, cash equivalents and investments and issuers of investments to the extent recorded on the balance sheets.

Certain materials and key components that the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in a new drug application (NDA) filed with the U.S. Food and Drug Administration (FDA) for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized if the estimated undiscounted future cash flow expected to result from the use and eventual disposition of an asset is less than the carrying amount. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets. Accordingly, the Company has not recognized any impairment losses as of December 31, 2016.

Deferred Rent

The Company records its costs under facility operating lease agreements as rent expense. Rent expense is recognized on a straight-line basis over the non-cancelable term of the operating lease. The difference between the actual amounts paid and amounts recorded as rent expense is recorded as deferred rent in the accompanying balance sheets.

Revenue Recognition

The Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Payments received in advance of work performed are recorded as deferred revenue and recognized when earned.

Collaboration and license agreements may include non-refundable upfront license fees, contingent consideration payments based on the achievement of defined collaboration objectives and royalties on sales of commercialized products. The Company’s performance obligations under collaboration and license agreements may include the license or transfer of intellectual property rights, obligations to provide research and development services and related materials and obligations to participate on certain development and/or commercialization committees with the collaborators.

If the Company determines that multiple deliverables in an arrangement exist, the consideration is allocated to one or more units of accounting based upon the relative-selling-price of each element in an arrangement. The relative-selling-price used for each deliverable is based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company identifies deliverables at the inception of the arrangement. Each deliverable is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the Company’s control. Non-refundable upfront payments received and allocated to separate units of accounting are recognized as revenue when the four basic revenue recognition criteria are met for each unit of accounting.

The Company recognizes payments that are contingent upon achievement of a substantive milestone in their entirety in the period in which the milestone is achieved. Milestones are defined as events that can only be achieved based on the Company’s performance and there is substantive uncertainty about whether the event will be achieved at the inception of the arrangement. Events that are contingent only on the passage of time or only on counterparty performance are not considered milestones subject to this guidance. Further, the amounts received must relate solely to prior performance, be reasonable relative to all of the deliverables and payment terms within the agreement and commensurate with the Company’s performance to achieve the milestone after commencement of the agreement. Any contingent payment that becomes payable upon achievement of events that are not considered substantive milestones are allocated to the units of accounting previously identified at the inception of an arrangement when the contingent payment is received and revenue is recognized based on the revenue recognition criteria for each unit of accounting.

Research and Development Expenses

Research and development expenses consist of costs incurred in identifying, developing, and testing product candidates. These expenses consist primarily of costs for research and development personnel, including related stock-based compensation; contract research organizations (CRO) and other third parties that assist in managing, monitoring, and analyzing clinical trials; investigator and site fees; laboratory services; consultants; contract manufacturing services; non-clinical studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred, including expenses that may or may not be reimbursed under research and development funding arrangements. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid assets until the goods are received or services are rendered. Such payments are evaluated for current or long term classification based on when they will be realized.

The Company records expenses related to clinical studies and manufacturing development activities based on its estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In amortizing or accruing service fees, the Company estimates the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company will adjust the accrued or prepaid expense balance accordingly. To date, there have been no material differences from the Company’s estimates to the amounts actually incurred.

Stock-Based Compensation

Employee and director stock-based compensation is measured at fair value on the grant date of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and on an accelerated basis for stock options with performance conditions, net of estimated forfeitures. For stock options with performance conditions, the Company evaluates the probability of achieving performance conditions at each reporting date. The Company begins to recognize the expense when it is deemed probable that the performance conditions will be met. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of fair value for stock-based awards using an option-pricing model requires management to make certain assumptions regarding subjective input variables such as expected term, dividends, volatility and forfeiture rates. The Company is also required to make estimates as to the probability of achieving the specific performance criteria. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s results of operations.

Equity awards granted to non-employees are valued using the Black-Scholes option pricing model. Stock-based compensation expense for nonemployee services is subject to remeasurement as the underlying equity instruments vest and is recognized as an expense over the period during which services are received.

Common Stock Warrant Liabilities

The Company’s outstanding common stock warrants issued in connection with certain equity and debt financings that occurred in 2013 through 2015 are classified as liabilities in the accompanying balance sheets because of certain contractual terms that preclude equity classification. The warrants are recorded at fair value using a binomial lattice option-pricing model. The warrants are re-measured at each financial reporting period until the warrants are exercised or expire, with any changes in fair value being recognized as a component of other income (expense), net in the accompanying condensed statements of operations and comprehensive loss.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that all or part of a deferred tax asset will not be realized. When the Company establishes or reduces the valuation allowance related to the deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made.

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

The Company records interest related to income tax reserves, if any, as interest expense, and any penalties would be recorded as other expense in the statements of operations and comprehensive loss. There was no interest or penalties related to income tax reserves during the years ended December 31, 2016 and 2015.

Comprehensive Loss

Comprehensive loss includes net loss and net unrealized gains and losses on marketable securities, which are presented in a single continuous statement. Comprehensive loss is disclosed in the statements of stockholders’ equity, and is stated net of related tax effects, if any.

Net Income (Loss) Per Common Share

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding equivalents during the period. Diluted net loss per share of common stock is calculated as the weighted average number of shares of common stock outstanding adjusted to include the assumed exercises of stock options and common stock warrants, if dilutive.

The calculation of diluted loss per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the common stock warrants and the presumed exercise of such securities are dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the common stock warrant liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

In all periods presented, the Company’s outstanding stock options were excluded from the calculation of net loss per share because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015
Numerator:
Net loss allocated to common stock—basic	$(26,671)	$(15,529)
Adjustment for revaluation of warrants	—	(94)

Net loss allocated to common stock—diluted	$(26,671)	$(15,623)

Denominator:
Weighted average number of common stock shares outstanding—basic	23,447,003	18,900,473
Dilutive common stock warrants	—	16,740

Weighted average number of common stock shares outstanding—diluted	23,447,003	18,917,213
Net loss per share—basic	$(1.14)	$(0.82)

Net loss per share—diluted	$(1.14)	$(0.83)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Year Ended December 31,
	2016	2015
Common stock warrants	1,667	1,553
Common stock options	2,394	1,804
Performance-based stock options	327	—
Incentive awards	239	245

	4,627	3,602

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers and related amendments. Subsequently, the Financial Accounting Standards Board (the FASB) issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This guidance outlines a new, and single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes nearly all of the existing revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

The new revenue standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company plans to adopt the new revenue standard in the first quarter of 2018 using the modified retrospective method.

While the Company has not completed an assessment of the impact of adoption, the adoption of this guidance may have a material effect on the Company’s financial statements. At the end of 2016, the Company entered into a license agreement. Before executing this agreement, the Company has had no revenues for the last two years. The consideration the Company is eligible to receive under this agreement includes an upfront payment, milestone payments, and royalties. This license agreement is unique and will need to be assessed separately under the five-step process under the new standard. The Company is currently in the early stages of analyzing this agreement to determine the differences in the accounting treatment under the new revenue standard compared to the current accounting treatment. The new revenue standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments and royalties.

Accounting Standards Update 2014-15

In August 2014, the FASB issued guidance codified in ASC 205, Presentation of Financial Statements — Going Concern. Accounting Standards Update 2014-15 requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and if those conditions exist, to make the required disclosures. The ASU aligns the interpretation of substantial doubt with the definition of “probable” pursuant to ASC 450, Contingencies, meaning that a company’s inability to meet obligations as they come due within one year after the issuance date must be likely to occur. If substantial doubt exists, management is required to disclose their conclusion and must further assess whether their plans will or will not alleviate substantial doubt. The results of this additional assessment determine other specific disclosure requirements. The Company adopted this standard in the fourth quarter of 2016 and the adoption did not have a significant impact on the Company’s financial statements.

Accounting Standards Update 2015-03

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the corresponding debt liability rather than as an asset. The Company adopted this ASU with retrospective application in the first quarter of 2016. As the Company does not have any debt issuance costs recorded as assets, the adoption of this standard did not have any impact on the Company’s financial statements.

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Accounting Standards Update 2016-09

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. This guidance simplifies the accounting for the taxes related to stock based compensation, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The amendments in this ASU are effective for annual periods beginning after December 15, 2016 and for the interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

3. Marketable Securities

Marketable available-for-sale securities as of December 31, 2016 and 2015 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016:
Short-term investments:
Commercial paper	$4,295	$—	$—	$4,295
Corporate debt securities	2,205	—	(1)	2,204

	$6,500	$—	$(1)	$6,499

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015:
Short-term investments:
Commercial paper	$5,992	$—	$—	$5,992
Government debt securities	1,509	—	(2)	1,507
Corporate debt securities	21,671	—	(17)	21,654
Asset-backed securities	4,623	—	(2)	4,621

	$33,795	$—	$(21)	$33,774

As of December 31, 2016 and 2015, the remaining contractual maturities of the Company’s commercial paper, corporate debt securities, and government debt securities were between 1-2 years and asset-backed securities had contractual maturities between 2-5 years. Realized gains and losses were immaterial for the years ended December 31, 2016 and 2015. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2016 and 2015.

4. Certain Balance Sheet Items

Property and equipment consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Office and computer equipment	$177	$176
Purchased software	83	46
Furniture and fixtures	38	33
Leasehold improvements	65	66

Total	363	321
Less accumulated depreciation and amortization	(286)	(257)

Property and equipment, net	$77	$64

Accrued liabilities consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Accrued compensation	$1,839	$1,010
Accrued pre-clinical and clinical trial expenses	1,623	2,015
Accrued professional fees	982	283
Other accruals	57	28

Total accrued liabilities	$4,501	$3,336

5. Collaboration and License Agreements

Kowa Pharmaceuticals America, Inc.

On December 30, 2016, the Company entered into a license agreement with Kowa Pharmaceuticals America, Inc. (“Kowa”). Pursuant to the license agreement, the Company granted to Kowa an exclusive license, and right to sublicense, certain patent rights and technology related to arhalofenate. Kowa will have exclusive rights to, among other things, develop, use, manufacture, sell and otherwise exploit the licensed technology in the United States (including all possessions and territories). At Kowa’s option, the Company may also facilitate the placement of arhalofenate product manufacturing orders under the terms of the Company’s existing contract manufacturing agreements. In addition, the Company will complete specified in-process stability testing and non-clinical development services and will participate on a Joint Advisory Committee (“JAC”). Finally, the Company will transfer to Kowa certain arhalofenate product on hand.

Under the license agreement, Kowa agreed to pay the Company a non-refundable up-front payment of $5 million upon contract execution which was subsequently received in mid-January 2017. The Company is also eligible to receive up to $200 million in contingent payments based upon either the initiation or achievement of specified development and sales milestones. Finally, the Company will receive tiered, double digit royalties on any product sales and a percentage of any revenue earned by Kowa from sublicensing.

The Company identified the following three performance deliverables under the license agreement: 1) transfer of intellectual property rights, inclusive of the related technology know-how conveyance and contract manufacturing rights and privileges (“license and know-how”), 2) the obligation to perform specific ongoing research and non-clinical development services, and 3) the delivery of arhalofenate product on hand. The Company’s participation on the JAC was not determined to be a deliverable because of the Company’s ability to elect to terminate its participation. The Company concluded that the license, the know-how and contract manufacturing rights and privileges together represent a single deliverable, and therefore together should be accounted for as a single unit of accounting. The research and development services and delivery of arhalofenate product each also represent separate deliverables, and therefore each should be accounted for as separate units of accounting. There was no separate consideration identified in the agreement for the deliverables and there was no right of return under the agreement.

The Company considered the provisions of the multiple-element arrangement guidance in determining whether the deliverables outlined above have standalone value. The transfer of license and know-how has standalone value separate from the research and development services and delivery of arhalofenate product, as the agreement allows Kowa to sublicense its rights to the acquired license to a third party. Further, the Company believes that Kowa has research and development expertise with compounds similar to those licensed under the agreement, and the Company has also granted Kowa the rights to either order arhalofenate product from the Company’s existing contract manufacturers, or to enter into arrangements with other third parties to develop and manufacture arhalofenate product, thereby allowing Kowa to realize the value of the license and know-how. The license and know-how revenue will be recognized upon the substantial completion of the transfer of know-how. The research and development services will be recognized as revenue over the estimated period services are delivered. The arhalofenate product will be recognized as revenue upon delivery.

As of December 31, 2016, no revenue had been recognized as the up-front payment had not yet been received and delivery had not yet occurred for the license and know-how, research and development services, or the arhalofenate product on hand.

The Company determined the future contingent payments related to the development activities do not meet the definition of a milestone. Under current revenue recognition rules, these amounts will be allocated to the Kowa arrangements’ three identified units of accounting when received and recognized as revenue based on the revenue recognition policy for those respective units of accounting. The future contingent payments related to the U.S. sales milestones are recognized upon achievement of the specific milestones. As of December 31, 2016, none of these contingent amounts had been received or recognized as revenue.

Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.

In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPARd compounds (the “PPARd Products”) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, the Company has full control and responsibility over the research, development and registration of any PPARd Products and is required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen NV has a right of first negotiation under the agreement to license a particular PPARd Product from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARd Products.

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

DiaTex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on commercial sales of products containing arhalofenate. No development payments were made or due as of and for the years ended December 31, 2016 and 2015 and no royalties have been paid to date. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone.

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

The Company’s obligations under the term loan facility are secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected first priority interest in all of the Company’s tangible and intangible assets, excluding intellectual property. The Company also entered into a negative pledge agreement with the lenders pursuant to which the Company has agreed not to encumber any intellectual property.

The 2015 Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, and also includes defined customary events of default which include but are not limited to a material adverse change in the Company’s business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the term loan, or a material impairment in the perfection or priority of the collateral agent’s lien in the collateral or in the value of such collateral. As of December 31, 2016, the Company was in compliance with the term loan covenants and there were no events of default.

The term loan facility, debt discounts and final payment balances as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Principal payments due under the loan facility	$9,014	$10,000
Less: unamortized debt discount	(599)	(929)
Plus: accreted value of final payment	383	237

Term loan facility, net	$8,798	$9,308

Future principal payments due under the loan facility are as follows (in thousands):

Principal Payments
Year ending December 31:
2017	3,137
2018	3,423
2019	2,454

Total future principal payments due under loan agreement	$9,014

7. Commitments and Contingencies

Operating Lease Commitments

Rent expense was $0.3 million for each of the years ended December 31, 2016 and 2015. The Company leases 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and expires on December 31, 2018.

Future minimum lease payments under operating lease commitments are as follows (in thousands):

Lease Payments
Year ending December 31:
2017	222
2018	228

Total future minimum payments	$450

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

The Company has agreed to indemnify its executive officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2016 and 2015. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of preferred stock as of December 31, 2016 and 2015, respectively. The Company is authorized to issue 100,000,000 shares of common stock as of December 31, 2016 and 2015, respectively.

Common Stock Issuances

On July 25, 2014, the Company completed a public offering of 4.6 million shares of common stock at $5.50 per share, which the Company refers to as the 2014 public offering. Net proceeds to the Company in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

On November 7, 2014, the Company filed a $100 million registration statement on Form S-3 with the SEC and also entered into an at-the-market facility (ATM) to sell up to $25 million of common stock under the registration statement, under which, as of December 31, 2015, the Company has sold shares of common stock with aggregate net proceeds of $4.3 million.

On July 27, 2015, pursuant to a shelf registration statement on Form S-3, the Company completed the issuance of 8.2 million shares of its common stock at $2.81 per share in an underwritten public offering, which the Company refers to as the 2015 public offering. Net proceeds to the Company in connection with this offering were approximately $21.1 million after deducting underwriting discounts, commissions and other offering expenses.

Common Stock Warrants

In connection with a 2013 financing and the Company’s private placement of common stock and warrants in September 2013, October 2013 and January 2014, the Company issued five-year warrants to purchase 1,741,788 shares of the Company’s common stock at an exercise price of $5.75 per share (referred to as the 2013 financing warrants). The Company also issued seven-year warrants to purchase 121,739 shares of the Company’s common stock to certain lenders at an exercise price of $5.00 per share in September 2013 and in connection with the 2015 loan facility, the Company issued ten-year warrants to purchase 114,436 shares of its common stock to its lenders at an exercise price of $2.84 per share (referred to as the lender warrants).

The 2013 financing warrants contain anti-dilution provisions that are contingent on the occurrence of a major transaction (e.g. merger, reorganization, business combination, change in control or a similar transaction, liquidation or bankruptcy) which precludes them from being indexed to the Company’s common stock. Such provisions could also result in the settlement of the 2013 financing warrants for more shares of common stock than the Company has authorized. Due to these provisions, the Company is required to account for the 2013 financing warrants and the lender warrants as liabilities at fair value. In addition, the estimated liability related to these warrants is required to be revalued at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be revalued and reclassified to stockholders’ equity, or expiration of the warrants. These warrants were recorded at fair value upon issuance and were revalued at fair value as of December 31, 2016 and 2015 using a binomial lattice option pricing model. The resulting decreases in fair value of $0.1 million for the year ended December 31, 2016 and $11.1 million for the year ended December 31, 2015 were recorded as revaluation gains in other income (expense), net in the Company’s statement of operations and comprehensive loss.

Shares of Common Stock Authorized for Issuance

As of December 31, 2016 and December 31, 2015, the Company had reserved shares of authorized but unissued common stock as follows:

	December 31, 2016	December 31, 2015
Common stock warrants	1,667,398	1,667,398
Equity incentive plans	3,456,253	2,284,421

Total reserved shares of common stock	5,123,651	3,951,819

9. Stock Plans and Stock-Based Compensation

Stock Plans

In September 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (2013 Plan), under which shares of common stock are reserved for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards by the Company. These awards may be granted to employees, members of the Board of Directors, and consultants. The 2013 Plan has a term of ten years and replaced the 2003 Equity Incentive Plan, which had similar terms. The 2013 Plan permits the Company to (i) grant incentive stock options to directors and employees at not less than 100% of the fair value of common stock on the date of grant; (ii) grant nonqualified options to employees, directors, and consultants at not less than 85% of fair value; (iii) award stock bonuses; and (iv) grant rights to acquire restricted stock at not less than 85% of fair value. Options generally vest over a four year period and have a term of ten years. Options granted to 10% stockholders have a maximum term of five years and require an exercise price equal to at least 110% of the fair value on the date of grant. The exercise price of all options granted to date has been at least equal to the fair value of common stock on the date of grant. The share reserve under the 2013 Plan will automatically increase on January 1st of each year, for a period of not more than ten years, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, unless the Board determines otherwise prior to December 31st of such calendar year.

Stock Plan Activity

As of December 31, 2016, there were 496,120 shares available for issuance under the 2013 Plan. In accordance with the provisions of the 2013 Plan, the number of shares available for issuance under the plan automatically increased by 1,172,350 shares on January 1, 2017.

The following table summarizes stock option activity:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price of Options	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2014	991,010	$6.09	8.91	$4,559
Options granted	845,703	9.00
Options exercised	—	0
Options forfeited	(15,631)	4.75
Options expired	(16,999)	12.31

Outstanding as of December 31, 2015	1,804,083	7.41	8.24	$—
Options granted	646,667	1.28
Options exercised	—	0
Options forfeited	(14,319)	4.50
Options expired	(42,043)	25.01

Outstanding as of December 31, 2016	2,394,388	$5.46	7.75	$349

Vested and expected to vest as of December 31, 2016	2,351,745	$5.50	7.73	$331

Exercisable as of December 31, 2016	1,310,883	$6.15	7.18	$3

Vested and Unvested Awards

The total fair value of options including performance options vested was $2.2 million for each of the years ended December 31, 2016 and 2015.

As of December 31, 2016, and 2015 the total compensation expense related to unvested employee stock options including performance options to be recognized in future periods, excluding estimated forfeitures, was $3.5 million and $4.8 million, respectively. The weighted-average periods over which this compensation expense is expected to be recognized are 1.8 years and 2.6 years as of December 31, 2016 and 2015, respectively.

Performance Options

In July 2016, the Company granted 327,000 performance-based stock options (PSOs) to executives and senior officers. PSOs represent a contingent right to purchase the Company’s common stock upon the achievement of specific conditions. Specifically, these PSOs vest upon the achievement of certain clinical development and capital raising milestones which must occur before December 31, 2016. In December 2016, the PSOs were modified by extending the term by one month to January 31, 2017.

The following table summarizes performance option activity:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price of Options
Outstanding as of December 31, 2015	—	$—
Options granted	327,000	1.82

Outstanding as of December 31, 2016	327,000	$1.82

In 2016, the clinical development milestone was achieved and the related expense of $199,000 was recognized. The modification to extend the term of the PSOs did not have a material impact on the Company’s financial statements. The unrecognized stock-based compensation related to the remaining PSOs was $192,000 as of December 31, 2016, and its recognition is dependent upon the achievement of the capital raising milestone. Subsequent to December 31, 2016, the capital raising milestone was achieved within the modified term. Accordingly, all stock-based compensation expense related to this milestone will be recorded in 2017.

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

Pursuant to their terms, the incentive awards have a term of 10 years and were initially scheduled to vest 100% on the second anniversary of their grant date. However, as a result of the approval by Company’s shareholders of a 500,000 share increase to the 2013 Plan’s share reserve in June 2014, the incentive awards were automatically modified to vest monthly over four years effective from their grant date. The Company is recognizing the value of the incentive awards over the remaining four year vesting period.

The Company recorded $272,000 and $323,000 of stock based compensation expense in the years ended December 31, 2016 and 2015, respectively, pertaining to its incentive awards.

Options Granted to Nonemployees

The Company has issued options to purchase shares of common stock to certain scientific advisors and consultants. The stock options have various exercise prices, a term of ten years, and vest over periods up to sixty months. The Company granted to these advisors and consultants options to purchase 18,000 and 10,000 shares of common stock, in 2016 and 2015, respectively. As of December 31, 2016, options to purchase 28,410 shares of common stock remained unvested, and compensation related to these stock options is subject to remeasurement each reporting period as the shares vest. In 2013, the Company also issued an incentive award for 2,335 shares to a scientific advisor, of which 584 shares remained unvested as of December 31, 2016. The Company recorded $17,510 and $21,265 of expense in the years ended December 31, 2016 and 2015, respectively, related to these options and awards.

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, included in the statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Research and development	$995	$844
General and administrative	1,478	1,643

Total stock-based compensation expense	$2,473	$2,487

Valuation Assumptions

The following table presents the weighted-average assumptions the Company used in the Black-Scholes option-pricing model to derive the grant date fair values of stock options and performance-based stock options along with the resulting estimated weighted-average grant date fair values per share:

	Year Ended December 31,
	2016	2015
Expected term
Options	6.1 yrs	6.1 yrs
Performance options	5.1 yrs	—
Expected volatility
Options	80%	78%
Performance options	85%	—
Risk-free interest rate
Options	1.57%	1.65%
Performance options	1.56%	—
Expected dividend yield
Options	—	—
Performance options	—	—
Weighted-average grant date fair value per share
Options	$0.89	$6.13
Performance options	$1.20	—

Expected Term

The Company does not believe it can currently place reliance on its historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term. Therefore, for stock option grants made during the years ended December 31, 2016 and 2015, the Company has opted to use the simplified method for estimating the expected term which is an average of the contractual term of the options and its ordinary vesting period. The expected term represents the period of time that options are expected to be outstanding.

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

The total intrinsic value of options exercised was not significant for the years ended December 31, 2016 and 2015.

10. 401(k) Plan

The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. While the Company may elect to match employee contributions, no such matching contributions have been made through December 31, 2016 and 2015.

11. Income Taxes

No provision for U.S. income taxes exists due to tax losses incurred in all periods presented. All losses incurred were U.S. based. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31
	2016	2015
Deferred tax assets:
Federal and state net operating loss carryforwards	$88,111	$79,966
Capitalized research and development	22,272	22,287
Federal and state tax credit carryforwards	8,141	7,571
Stock based compensation	2,080	1,384
Other	974	628

Total deferred tax assets	121,578	111,836
Valuation allowance	(121,578)	(111,836)

Net deferred tax assets	$—	$—

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $9.7 million during the year ended December 31, 2016 and increased $9.8 million during the year ended December 31, 2015.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	December 31
	2016	2015
Expected income tax benefit at federal statutory tax rate	$(9,068)	$(5,280)
Change in valuation allowance	9,775	9,815
State income taxes, net of federal benefit	(458)	(618)
Permanent items	196	(3,542)
Research credits	(445)	(375)

Income tax (benefit) expense	$—	$—

Pursuant to Internal Revenue Code (“IRC”), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company completed an analysis under IRC Sections 382 and 383 through December 21, 2007 and determined that the Company’s net operating losses and research and development credits were subject to limitations due to changes in ownership through December 31, 2007. The net operating loss carryforwards reflected in the deferred tax assets at December 31, 2016 have been adjusted to reflect Section 382 limitations resulting from the ownership change. As the Company was in a net operating loss position for the years 2008-2016, the Company has not performed any additional analysis for IRC Sections 382 and 383 and there is a risk that additional changes in ownership could have occurred since December 31, 2007. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

As of December 31, 2016, the Company has federal net operating loss carryforwards of $229.1 million and state net operating loss carryforwards of $175.1 million to offset future taxable income, if any. In addition, the Company has federal research and development tax credit carry forwards of $7.7 million and state research and development tax credit carryforwards of $6.3 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2024 through 2036 and the state net operating loss carryforwards will expire beginning in 2017 through 2036. The state tax credit will carry forward indefinitely.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Total
Balances as of December 31, 2014	$1,991
Increases related to prior year tax positions	—
Increases related to 2015 tax positions	136

Balances as of December 31, 2015	$2,127
Increases related to prior year tax positions	—
Increases related to 2016 tax positions	159

Balances as of December 31, 2016	$2,286

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate assuming the Company continues to maintain a full valuation allowance position. Based on prior year’s operations and experience, the Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for unexpected or unusual items for items that arise in the ordinary course of business.

The Company files income tax returns in the U.S. federal and California jurisdiction and is not currently under examination by federal, state, or local taxing authorities for any open tax years. The tax years 1998 through 2016 remain open to examination by the major taxing authorities.

12. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $60,000 in each of the years ended December 31, 2016 and 2015 in monthly cash retainers.

13. Subsequent Events

On January 1, 2017, the share reserve of the Company’s 2013 Equity Incentive Plan, or 2013 Plan, automatically increased by 1,172,350 shares. In addition, the Company granted to employees and consultants stock options to purchase 1,016,301 shares of common stock in January 2017.

During January 2017, the Company utilized its ATM facility to offer and sell 124,100 shares of common stock for net proceeds of $158,000 as permitted under the Company’s shelf registration statement on Form S-3 and its related prospectus supplements.

On February 2, 2017, pursuant to the Company’s shelf registration statement on Form S-3, the Company completed the issuance of 5.2 million shares of common stock at $1.93 per share which the Company refers to as the 2017 public offering. Net proceeds to the Company in connection with the 2017 public offering were approximately $9.2 million after deducting underwriting discounts, commissions and other offering expenses.

Item 15. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CymaBay Therapeutics, Inc. Registrant

March 23, 2017 Date	/s/ Harold Van Wart Harold Van Wart President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Harold Van Wart Harold Van Wart	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2017

/s/ Sujal Shah Sujal Shah	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2017

/s/ Robert J. Wills Robert J. Wills, Ph.D.	Director	March 23, 2017

/s/ Carl Goldfischer Carl Goldfischer, M.D.	Director	March 23, 2017

/s/ Robert Booth Robert Booth, Ph.D.	Director	March 23, 2017

/s/ Kurt von Emster Kurt von Emster, CFA	Director	March 23, 2017

Name and Signature	Title	Date

/s/ Caroline Loewy Caroline Loewy	Director	March 23, 2017

/s/ Evan A. Stein Evan A. Stein, M.D., Ph D.	Director	March 23, 2017

/s/ Paul F. Truex Paul F. Truex	Director	March 23, 2017

/s/ Robert J. Weiland Robert J. Weiland	Director	March 23, 2017

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement. (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.3	Form of 2013 Financing Warrant. (Filed with the SEC as Exhibit 4.3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.1*	2003 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.2*	Form of 2003 Equity Incentive Plan Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.3*	Form of 2003 Equity Incentive Plan Early Exercise Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.4	Form of CymaBay Indemnity Agreement. (Filed with the SEC as Exhibit 10.4 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.5#	Development and Clinical Manufacture Agreement, dated June 5, 2012, between Metabolex, Inc. and Patheon Inc. (Filed with the SEC as Exhibit 10.14 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.6#	Standard Development Agreement, dated October 31, 2006, between Metabolex, Inc. and Metrics, Inc. (Filed with the SEC as Exhibit 10.15 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.7#	License and Development Agreement, dated June 30, 1998, between Metabolex, Inc. and DiaTex, Inc. (Filed with the SEC as Exhibit 10.16 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.8#	First Amendment to License and Development Agreement, dated April 15, 1999, between Metabolex, Inc. and DiaTex, Inc. (Filed with the SEC as Exhibit 10.17 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.9#	Development and Clinical Manufacture Agreement, dated April 30, 2012, between Metabolex, Inc. and Siegfried AG. (Filed with the SEC as Exhibit 10.18 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.10*	2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 6, 2014, SEC File No. 000-55021.)

Exhibit No.	Description of Document

10.11*	Form of Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.26 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.12*	Form of Incentive Award Grant Notice under the 2013 Equity Incentive Plan (Filed with the SEC as Exhibit 10.22 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.13	Lease, dated November 8, 2013, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, L.P. (Filed with the SEC as Exhibit 10.27 to our Form 10-Q, filed with the SEC on November 25, 2013, SEC File No. 000-55021.)

10.14*	Offer Letter, dated December 6, 2013, between CymaBay Therapeutics, Inc. and Sujal Shah. (Filed with the SEC as Exhibit 10.24 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.15*	Amendment to Offer Letter, dated November 21, 2013, between CymaBay Therapeutics, Inc. and Harold Van Wart. (Filed with the SEC as Exhibit 10.25 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.16*	Amendment to Offer Letter, dated November 21, 2013, between CymaBay Therapeutics, Inc. and Charles A. McWherter. (Filed with the SEC as Exhibit 10.26 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.17*	Offer Letter, dated February 28, 2014, between CymaBay Therapeutics, Inc. and Pol Boudes. (Filed with the SEC as Exhibit 10.27 to our Form S-1, filed with the SEC on April 8, 2014, SEC File No. 333-195127.)

10.18#	Master Services Agreement, dated February 17, 2014, between CymaBay Therapeutics, Inc. and INC Research, LLC. (Filed with the SEC as Exhibit 10.28 to our Form S-1, filed with the SEC on April 8, 2014, SEC File No. 333-195127.)

10.19*	Non-Employee Director Compensation Program

10.20#	PPARd License Agreement, dated June 20, 2006, by and between Metabolex, Inc. and Janssen Pharmaceutical NV (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on November 14, 2014, SEC File No. 001-36500.)

10.21#	Master Services Agreement, dated September 2, 2015, between CymaBay Therapeutics, Inc. and Pharmaceutical Research Associates, Inc. (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on November 12, 2015, SEC File No. 001-36500.)

10.22	Loan and Security Agreement, dated August 7, 2015, by and among CymaBay Therapeutics, Inc., Oxford Finance LLC, and Silicon Valley Bank (Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on November 12, 2015, SEC File No. 001-36500.)

10.23*	Amendment to Offer Letter, dated February 23, 2016, between Cymabay Therapeutics, Inc. and Kirk Rosemark. (Filed with the SEC as Exhibit 10.23 to our Form 10-K, filed with the SEC on March 29, 2016, SEC File No 001-36500).

10.24*	Amendment to Offer Letter, dated January 27, 2016, between Cymabay Therapeutics, Inc. and Robert Martin. (Filed with the SEC as Exhibit 10.24 to our Form 10-K, filed with the SEC on March 29, 2016, SEC File No 001-36500).

10.25*	Amendment to Offer Letter, dated February 23, 2016, between Cymabay Therapeutics, Inc. and Patrick O’Mara. (Filed with the SEC as Exhibit 10.25 to our Form 10-K, filed with the SEC on March 29, 2016, SEC File No 001-36500).

Exhibit No.	Description of Document

10.26*	Compensation Arrangements with certain Executive Officers (Filed with the SEC under Item 5.02 of our Form 8-K, filed with the SEC on January 29, 2016, and January 24, 2017, SEC File No 001-36500).

10.27##	Exclusive License Agreement, between CymaBay Therapeutics, Inc. and Kowa Pharmaceuticals America, Inc., dated December 30, 2016.

10.28##	Second Amendment to License and Development Agreement between CymaBay Therapeutics, Inc. and DiaTex, Inc., dated December 23, 2016

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*	Indicates management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.
##	Portions of this exhibit have been omitted pursuant to a request for confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.