Form 10-Q
period 2017-03-31
CymaBay Therapeutics, Inc.
filed 2017-05-11
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2017, there were 28,752,451 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

CymaBay Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,673	$10,495
Marketable securities	9,723	6,499
Prepaid expenses	1,128	1,369
Other current assets	33	165

Total current assets	24,557	18,528
Property and equipment, net	68	77
Other assets	754	754

Total assets	$25,379	$19,359

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,096	$899
Accrued liabilities	3,548	4,501
Warrant liability	3,279	1,145
Facility loan	2,797	2,700
Accrued interest payable	60	66

Total current liabilities	10,780	9,311
Facility loan, less current portion	5,362	6,098
Other liabilites	10	13

Total liabilities	16,152	15,422

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 28,752,451 and 23,447,003 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	3	2
Additional paid-in capital	437,536	426,895
Accumulated other comprehensive loss	(2)	(1)
Accumulated deficit	(428,310)	(422,959)

Total stockholders’ equity	9,227	3,937

Total liabilities and stockholders’ equity	$25,379	$19,359

See accompanying notes to the unaudited condensed financial statements.

CymaBay Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Collaboration revenue	$4,793	$—

Operating expenses:
Research and development	4,041	4,428
General and administrative	3,701	2,461

Total operating expenses	7,742	6,889

Loss from operations	(2,949)	(6,889)
Other income (expense):
Interest income	37	53
Interest expense	(305)	(332)
Other income (expense), net	(2,134)	320

Net loss	$(5,351)	$(6,848)

Net loss	$(5,351)	$(6,848)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities, net of tax	(1)	20

Other comprehensive income (loss):	(1)	20

Comprehensive loss	$(5,352)	$(6,828)

Basic net loss per common share	$(0.20)	$(0.29)

Diluted net loss per common share	$(0.20)	$(0.29)

Weighted average common shares outstanding used to calculate basic net loss per common share	26,609,931	23,447,003

Weighted average common shares outstanding used to calculate diluted net loss per common share	26,609,931	23,447,003

See accompanying notes to the unaudited condensed financial statements.

CymaBay Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(5,351)	$(6,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	5
Stock-based compensation expense	1,278	559
Accretion and amortization of marketable securities	(1)	106
Non-cash interest associated with debt discount accretion	120	113
Change in fair value of warrant liability	2,134	(320)

Changes in assets and liabilities:
Other current assets	(12)	37
Prepaid expenses	241	41
Accounts payable	197	769
Accrued liabilities	(812)	(602)
Accrued interest payable	(6)	—

Net cash used in operating activities	(2,203)	(6,140)

Investing activities
Purchases of marketable securities	(9,124)	(1,000)
Proceeds from maturities of marketable securities	5,900	20,631

Net cash (used in) provided by investing activities	(3,224)	19,631

Financing activities
Proceeds from issuance of common stock, net of issuance costs	9,364	—
Repayment of facility loan principal	(759)	—

Net cash provided by financing activities	8,605	—

Net increase in cash and cash equivalents	3,178	13,491
Cash and cash equivalents at beginning of period	10,495	7,706

Cash and cash equivalents at end of period	$13,673	$21,197

See accompanying notes to the unaudited condensed financial statements.

CymaBay Therapeutics, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the “Company” or “CymaBay”) is a biopharmaceutical company focused on developing therapies for specialty and orphan diseases with high unmet medical need. The Company’s two key clinical development candidates are seladelpar (MBX-8025) and arhalofenate. Seladelpar is currently being developed primarily for the treatment of primary biliary cholangitis (PBC). Arhalofenate is being developed for the treatment of gout and rights to develop and commercialize arhalofenate in the U.S. (including all its possessions and territories) have been licensed to Kowa Pharmaceuticals America, Inc. (“Kowa”). The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three months ended March 31, 2017, the Company incurred a net loss of $5.4 million and used $2.2 million of cash in operations. At March 31, 2017, the Company had an accumulated deficit of $428.3 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (“FDA”) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of March 31, 2017, the Company’s cash, cash equivalents and marketable securities totaled $23.4 million. Management believes these funds are sufficient to fund the Company’s liquidity requirements through at least the next 12 months. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the repayment of the Company’s facility loan, the timing of initiation of planned clinical trials, including its ongoing phase 2 clinical trials to study the therapeutic benefits of seladelpar on patients with PBC. The Company has and expects to obtain additional funding to develop its products and fund future operating losses through equity offerings; debt financing; its existing license and collaboration arrangement with Kowa; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of its product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available, the Company may be required to reduce current development activities or limit or cease operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2016, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2017. The results for the three months ended March 31, 2017, are not necessarily indicative of results to be expected for the year or for any other period.

Use of Estimates

The condensed financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances.

The estimation process often may yield a range of potentially reasonable estimates of actual future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates. The Company believes significant judgment is involved in estimating revenue, stock-based compensation, accrued clinical expenses, and equity instrument valuations.

Fair Value of Financial Instruments

The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, prepaid expenses, other current assets, other assets, accounts payable, accrued interest payable, accrued liabilities, the facility loan, and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, prepaid expenses, other current assets, other assets, accounts payable, accrued liabilities, and accrued interest payable approximate the related fair values due to the short maturities of these instruments. Based on prevailing borrowing rates available to the Company for loans with similar terms, the Company believes the fair value of the facility loan, considering level 2 inputs, approximates its carrying value.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities that are measured at fair value are reported using a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy maximizes the use of observable and unobservable inputs and is as follows:

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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2017
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$5,957	$—	$—	$5,957
Commercial paper	—	3,798	—	3,798
Corporate debt securities	—	2,099	—	2,099

Total cash equivalents	5,957	5,897	—	11,854
Marketable securities:
Commercial paper	—	5,386	—	5,386
Corporate debt securities	—	2,961	—	2,961
Asset-backed securities	—	1,376	—	1,376

Total short-term investments	—	9,723	—	9,723

Total assets measured at fair value	$5,957	$15,620	$—	$21,577

Warrant liability	$—	$—	$3,279	$3,279

Total liabilities measured at fair value	$—	$—	$3,279	$3,279

	As of December 31, 2016
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$9,456	$—	$—	$9,456
Commercial paper	—	599	—	599
Corporate debt securities	—	500	—	500

Total cash equivalents	9,456	1,099	—	10,555
Marketable securities:
Commercial paper	—	4,295	—	4,295
Corporate debt securities	—	2,204	—	2,204

Total short-term investments	—	6,499	—	6,499

Total assets measured at fair value	$9,456	$7,598	$—	$17,054

Warrant liability	$—	$—	$1,145	$1,145

Total liabilities measured at fair value	$—	$—	$1,145	$1,145

The Company estimates the fair value of its corporate debt and asset backed securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented.

The Company holds a Level 3 liability associated with common stock warrants that were issued in connection with the Company’s financings completed in September and October 2013, January 2014, and August 2015. The warrants are considered liabilities and are valued using a binomial lattice option-pricing model, the inputs for which include the exercise price of the warrants, market price of the underlying common shares, expected term, volatility, the risk-free rate, key strategic initiatives, probability of success related to those initiatives, and the expected changes in stock price that follow announcements of the Company’s strategic initiatives. Changes to any of the inputs to the option-pricing model used by the Company can have a significant impact to the estimated fair value of the warrants.

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	For the Three
	Months Ended March 31,
	2017	2016
Balance, beginning of period	$1,145	$1,220
Issuance of financial instrument	—	—
Change in fair value	2,134	(320)
Settlement of financial instrument	—	—

Balance, end of period	$3,279	$900

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, demand money market accounts, and corporate debt securities.

The Company invests excess cash in marketable securities with high credit ratings, which are classified in Level 1 and Level 2 of the fair value hierarchy. These securities consist primarily of corporate debt, commercial paper, and asset-backed securities and are classified as “available-for-sale.” Management may liquidate any of these investments in order to meet the Company’s liquidity needs in the next year. Accordingly, any investments with contractual maturities greater than one year from the balance sheet date are classified as short-term in the accompanying condensed balance sheets.

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

The following tables present the Company’s marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2017:
Marketable securities:
Commercial paper	$5,386	$—	$—	$5,386
Corporate debt securities	2,962		(1)	2,961
Asset-backed securities	1,376	—	—	1,376

	$9,724	$—	$(1)	$9,723

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2016:
Marketable securities:
Commercial paper	$4,295	$—	$—	$4,295
Corporate debt securities	2,205	—	(1)	2,204

	$6,500	$—	$(1)	$6,499

Concentration of Credit Risk

Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the balance sheets. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments to the extent recorded on the balance sheets.

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

Common Stock Warrant Liability

The Company’s outstanding common stock warrants issued in connection with certain equity and debt financings that occurred in 2013 through 2015 are classified as liabilities in the accompanying condensed balance sheets because of certain contractual terms that preclude equity classification. The warrants are recorded at fair value using a binomial lattice option-pricing model. The warrants are re-measured at each financial reporting period until the warrants are exercised or expire, with any changes in fair value being recognized as a component of other income (expense), net in the accompanying condensed statements of operations and comprehensive loss.

Stock-Based Compensation

Employee and director stock-based compensation is measured at fair value on the grant date of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and on an accelerated basis for stock options with performance conditions. For stock options with performance conditions, the Company evaluates the probability of achieving performance conditions at each reporting date. The Company begins to recognize the expense when it is deemed probable that the performance conditions will be met. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of fair value for stock-based awards using an option-pricing model requires management to make certain assumptions regarding subjective input variables such as expected term, dividends, volatility and risk-free interest rate. The Company is also required to make estimates as to the probability of achieving the specific performance criteria. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s results of operations.

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

The calculation of diluted loss per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the common stock warrants and the presumed exercise of such securities are dilutive to net loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the common stock warrant liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

In all periods presented, the Company’s outstanding stock options and warrants were excluded from the calculation of diluted net loss per share because their effects were antidilutive. The Company’s computation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss allocated to common stock-basic	$(5,351)	$(6,848)
Adjustments for revaluation of warrants	—	—

Net loss allocated to common stock-diluted	$(5,351)	$(6,848)

Denominator:
Weighted average number of common stock shares outstanding—basic	26,609,931	23,447,003
Weighted average number of common stock shares outstanding—diluted	26,609,931	23,447,003
Net loss per share—basic:	$(0.20)	$(0.29)
Net loss per share—diluted:	$(0.20)	$(0.29)

The following table shows the total outstanding common stock equivalents considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands).

	Three Months
	March 31,
	2017	2016
Warrants for common stock	1,667	1,667
Common stock options	3,655	2,322
Incentive awards	239	245

	5,561	4,234

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers and related amendments. Subsequently, the Financial Accounting Standards Board (the FASB) issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This guidance outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes nearly all of the existing revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

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

While the Company has not completed an assessment of the impact of adoption, the adoption of this guidance may have a material effect on the Company’s financial statements. At the end of 2016, the Company entered into a license agreement. Before executing this agreement, the Company has had no revenues for the last two years. The consideration the Company is eligible to receive under this agreement includes an upfront payment, milestone payments, and royalties. This license agreement is unique and will need to be assessed separately under the five-step process under the new standard. The Company is currently analyzing this agreement to determine the differences in the accounting treatment under the new revenue standard compared to the current accounting treatment. The new revenue standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments and royalties. The Company expects that its evaluation of the accounting for this agreement under the new revenue standard could identify material changes from the current accounting treatment and also impact its condensed financial statement disclosures.

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

Accounting Standards Update 2016-09

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation (ASU 2016-09). This guidance simplifies the accounting for the taxes related to stock based compensation, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company adopted ASU 2016-09 on January 1, 2017 following the modified retrospective approach. Under this guidance, on a prospective basis, the Company will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, the Company will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2107, the Company had no material excess tax benefits for which a benefit could not be previously recognized. In addition and as provided for under this guidance, the Company made an accounting policy election to recognize forfeitures as they occur. This policy election did not have a material impact on the condensed financial statements.

3. Certain Balance Sheet Items

	March 31,	December 31,
	2017	2016
	(unaudited)
Accrued compensation	$1,480	$1,839
Accrued pre-clinical and clinical trial expenses	1,428	1,623
Accrued professional fees	386	982
Deferred revenue	207	—
Other accruals	47	57

Total accrued liabilities	$3,548	$4,501

4. Collaboration and License Agreements

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

The Company also determined the relative selling prices of the identified units of accounting in accordance with the multi-element arrangement guidance. The Company considered but did not use Vendor Specific Objective Evidence (VSOE) of fair value or third-party evidence (TPE) but instead selected management’s best estimate of selling price (BESP) due to the uniqueness of the Kowa license arrangement and its lack of comparability to other licensing arrangements in the biopharmaceutical industry. The $5 million upfront consideration paid was then allocated to the identified units of accounting using the relative selling price method, with revenue to be recognized based on the satisfaction of all revenue recognition criteria for each unit of accounting.

The Company completed all activities necessary to satisfy delivery of the license and knowhow deliverable and recognized $4.8 million of upfront consideration associated with this deliverable as collaboration revenue during the three months ended March 31, 2017.

The Company determined the future contingent payments related to the development activities do not meet the definition of a milestone because the achievement of these events solely depends on Kowa’s performance. Under current revenue recognition rules, these amounts will be allocated to the Kowa arrangements’ three identified units of accounting when received and recognized as revenue based on the revenue recognition policy for those respective units of accounting. The future contingent payments related to the U.S. sales milestones are recognized upon achievement of the specific milestones. As of March 31, 2017, none of these contingent amounts had been received or recognized as revenue.

Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.

In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPARd compounds (the “PPARd Products”) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, the Company has full control and responsibility over the research, development and registration of any PPARd Products and is required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARd Products. Janssen NV has a right of first negotiation under the agreement to license a particular PPARd Product from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARd Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARd Products. No royalties have been paid to date under the agreement.

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

Dia Tex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing arhalofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on commercial sales of products containing arhalofenate. No development payments were made in the three months ended March 31, 2017 and 2016 and no royalties have been paid to date. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone.

5. Facility Loans

2013 Term Loan Facility

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance LLC (referred to herein as the lenders) for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the Company’s September 2013 financing, referred to herein as the 2013 Term Loan Facility. The loan had a fixed interest rate of 8.75% payable as interest only for twelve months and a thirty-six month loan amortization period thereafter, with a final interest payment of $0.3 million at the end of the loan period. The second tranche of $5.0 million became available to the Company upon its February 24, 2015 announcement of the achievement of positive Phase 2b data for the Company’s product candidate arhalofenate and remained available to the Company until June 30, 2015. Loans under the second tranche would have incurred interest at a rate fixed at the time of borrowing equal to the greater of (i) 8.75% per annum and (ii) the sum of the Wall Street Journal prime rate plus 4.25% per annum. On June 30, 2015, the second tranche portion of the loan facility expired unused by the Company.

At the time the first $5 million tranche of the facility loan was drawn down, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share with a term of seven years. Upon issuance, the fair value of a warrant liability was recorded and is being revalued at each balance sheet date until the warrants are exercised or expire.

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

At the closing, the Company also agreed to pay a facility fee of 1.00% of the 2015 Term Loan Facility commitment. In addition, the Company issued warrants exercisable for a total of 114,436 shares of its common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years. Upon issuance, the fair value of a warrant liability of $0.3 million was recorded in the accompanying condensed balance sheets.

The 2015 Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, and also includes defined customary events of default which include but are not limited to a material adverse change in the Company’s business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the term loan, or a material impairment in the perfection or priority of the collateral agent’s lien in the collateral or in the value of such collateral. As of March 31, 2017, the Company was in compliance with the term loan covenants and there were no events of default.

6. Commitments and Contingencies

The Company leases 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and expires on December 31, 2018. Rent expense was $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

Future minimum lease payments are as follows (in thousands):

Lease
Payments
Year ending December 31:
2017 (from April to December)	$167
2018	228

Total future minimum payments	$395

7. Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share as of March 31, 2017. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, the Company had reserved shares of authorized but unissued common stock as follows:

	March 31,	December 31,
	2017	2016
	(unaudited)
Common stock warrants	1,667,398	1,667,398
Equity incentive plans	4,629,121	3,456,771

Total reserved shares of common stock	6,296,519	5,124,169

On February 2, 2017, pursuant to its shelf registration statement on Form S-3, the Company completed the issuance of 5.2 million shares of its common stock at $1.93 per share (referred to as the 2017 public offering). Net proceeds to the Company in connection with the 2017 public offering were approximately $9.2 million after deducting underwriting discounts, commissions and other offering expenses.

8. Stock Plans and Stock-Based Compensation

Stock Plans

On January 1, 2017, the share reserve of the Company’s 2013 Equity Incentive Plan (“2013 Plan”), automatically increased by 1,172,350 shares. Additionally, in January 2017 the Company issued options to purchase 1,016,301 of it is common stock to its employees, directors and a consultant. As of March 31, 2017, there were 735,265 shares available for issuance under the 2013 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
	(unaudited)
Research and development	$361	$222
General and administrative	917	337

Total	$1,278	$559

For the three months ended March 31, 2017, in connection with the announced retirement of the Company’s President and Chief Executive Officer, the Company recognized $0.4 million in stock-based compensation expense associated with a partial acceleration of vesting of his stock options.

9. Related-Party Transactions

Scientific and Advisory Consulting Arrangement

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $60,000 in the year ended December 31, 2016 and $15,000 for the three months ended March 31, 2017, in monthly cash retainers. The Company has also issued options to purchase shares of common stock and incentive awards to this individual in his capacity as a member of its Scientific Advisory Board.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three months ended March 31, 2017, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, and under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 23, 2017. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Equity Financings

On July 25, 2014, we completed a public offering of 4.6 million shares of our common stock at $5.50 per share which we refer to as our 2014 public offering. Net proceeds to us in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC, which registration statement includes an at-the-market facility (ATM) to sell up to $25 million of common stock under the registration statement. As of March 31, 2017, we have sold shares of common stock under the ATM with aggregate net proceeds to us of $4.5 million, including 124,100 shares for net proceeds of $158,000 in January 2017.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We consider certain accounting policies including, but not limited to, revenue recognition, research and development expenses and clinical accruals, stock-based compensation and valuation of warrant liabilities to be critical policies. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances and review our estimates on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions. For further information on all of our significant accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 23, 2017.

Stock-Based Compensation

We measure employee and director stock-based compensation cost at the grant date, based on the estimated fair-value of the awards, and we recognize as an expense the portion that is ultimately expected to vest as an expense over the related vesting periods. We estimate the grant date fair-value based of stock options using the Black-Scholes option-pricing model and recognize compensation expense over the requisite service period using the straight-line attribution method. For performance-based stock options, we evaluate the probability of achieving each performance-based condition at each reporting date. We begin to recognize the expense when it is deemed probable that a performance-based condition will be met using the accelerated attributed method over the requisite service period.

We adopted ASU 2016-09 in the first quarter of 2017, which among other items, provides reporting entities an accounting policy election to account for forfeitures either when they actually occur or by estimating expected forfeitures. Prior to January 1, 2017, we recognized stock expense net of estimated forfeitures; however, in connection with the adoption of ASU 2016-09, we elected to change our accounting policy to reflect the impact of forfeitures as they occur. Accordingly, share-based compensation expense for the quarter ended March 31, 2017 was calculated based on actual forfeitures in our condensed statements of operations. In making this policy change, the Company was required to record a cumulative effect of this change in retained earnings on January 1, 2017. As the cumulative effect was not material, retained earnings were not impacted due to the adoption of this standard and our decision to change our forfeiture accounting policy.

Results of Operations

General

To date, we have not generated any income from operations. As of March 31, 2017, we had an accumulated deficit of $428.3 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have periodically generated contract and collaboration revenues and may in the future generate revenue from a variety of sources, including product sales, royalties, license fees, and milestone payments in connection with strategic partnerships, our product candidates are still under clinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability. A summary of our results of operations are detailed in the table below:

	Three Months Ended
	March 31,
	2017	2016	Variance
($ in thousands)
Collaboration revenue	$4,793	$—	$4,793

Operating expenses:
Research and development	4,041	4,428	(387)
General and administrative	3,701	2,461	1,240

Loss from operations	(2,949)	(6,889)	3,940
Interest expense, net	(268)	(279)	11
Other income (expense), net	(2,134)	320	(2,454)

Net loss	$(5,351)	$(6,848)	$1,497

Collaboration Revenue

For the three months ended March 31, 2017 and 2016, collaboration revenue was $4.8 million and none, respectively. The increase in collaboration revenue was the result of the satisfaction of the delivery of the license and knowhow deliverable identified in our Kowa license and collaboration agreement.

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended March 31, 2017 and 2016, research and development expenses were $4.0 million and $4.4 million, respectively. Research and development expenses are detailed in the table below:

	Three Months Ended March 31,
($ in thousands)	2017	2016

	(unaudited)
Seladelpar Phase 2 Clinical Studies	$1,912	$1,594
Seladelpar Drug Manufacutring & Toxicity Studies	406	1,053
Seladelpar Other Studies	29	4
Arhalofenate Projects	66	139
Other Projects	8	23

Total Project Costs	2,421	2,813
Internal Research and Development Costs	1,620	1,615

Total Research and Development	$4,041	$4,428

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs decreased by $0.4 million to $2.4 million from $2.8 million for the three months ended March 31, 2017 and 2016, respectively. Project costs for the three months ended March 31, 2017 and 2016 consisted primarily of PBC Phase 2 clinical trial and drug manufacturing expenses for seladelpar and were relatively consistent for each period. Project costs declined in the three months ended March 31, 2017 as compared to 2016 primarily due to the completion of certain toxicity studies for seladelpar in March 2016. Internal research and development costs remained consistent for the three months ended March 31, 2017, as compared to March 31, 2016, and consist primarily of employee compensation expenses to support our clinical development activities.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, if our product development efforts are successful, we expect to incur substantial costs to prepare for potential Phase 3 clinical trials and activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, and other general operating expenses not otherwise included in research and development. General and administrative expenses increased by $1.2 million to $3.7 million from $2.5 million for the three months ended March 31, 2017 and 2016, respectively, primarily due to the recognition of $1.2 million in severance benefits expenses in the first quarter of 2017 associated with the retirement of our President and Chief Executive Officer (CEO) announced in March 2017. Our board of directors determined in March 2017 that severance benefits provided would be consistent with certain benefits as defined in the CEO’s pre-existing employment agreement. Accordingly, total estimated severance expenses consisted of $0.8 million in cash severance payments to be paid out within 12 months of the CEO’s separation date as well as $0.4 million in stock-based compensation to reflect the vesting acceleration of certain of the CEO’s stock options.

Interest Expense, Net

Interest expense, net consists primarily of interest expense related to our loan facility partially offset by interest income from our marketable securities. Interest expense, net remained consistent at $0.3 million for the three months ended March 31, 2017 and 2016.

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

Other income (expense), net reflected a loss of $2.1 million and a gain of $0.3 million the three months ended March 31, 2017 and 2016, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. During the three months ended March 31, 2017, the loss recognized was due primarily to an increase in the price of our common stock from $1.73 at December 31, 2016 to $4.30 at March 31, 2017. During the three months ended March 31, 2016, the gain recognized was due primarily to a decrease in the value of our common stock from $1.69 at December 31, 2015 to $1.35 at March 31, 2016.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At March 31, 2017, we had cash, cash equivalents and marketable securities of $23.4 million, compared to $17.0 million at December 31, 2016.

During January 2017, we sold 124,100 shares of our common stock for net proceeds of $158,000 under the ATM.

On February 2, 2017, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 5.2 million shares of our common stock at $1.93 per share which we refer to as our 2017 public offering. Net proceeds to us in connection with the 2017 public offering were approximately $9.2 million after deducting underwriting discounts, commissions and other offering expenses.

2015 Term Loan Facility

On August 7, 2015, we entered into a new Loan and Security Agreement, pursuant to which we refinanced our previous term loan facility with Oxford Finance LLC and Silicon Valley Bank, for an aggregate amount of up to $15 million, which we refer to as the 2015 term loan facility. The first $10 million tranche of this new loan facility was made available to us immediately upon the closing and was used in part to retire all $4.1 million of our existing term loan debt outstanding on the closing date, and to settle closing costs with the lenders. The remaining $5 million, referred to as the second tranche, was available to us until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, our gout therapy drug candidate, which includes an upfront payment of not less than $35,000,000 (the “second draw milestone”). As of March 31, 2016, the $5 million second tranche expired unused as the second draw milestone was not achieved.

The first loan tranche bears interest at 8.77%, a rate determined on the advance date as being the greater of (i) 8.75% and (ii) the sum of 8.47% and the 90 day U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the first tranche. Under the first tranche, we are required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. Upon maturity, the remaining balance and a final payment equal to 6.50% of the original principal amount advanced are payable.

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

The 2015 term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The representations and warranties contained in the 2015 loan facility were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement to allocate risk and may be subject to limitations agreed upon by the parties; accordingly, they should not be relied upon by investors as to assertions of factual matters. The 2015 term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of March 31, 2017, we were in compliance with the terms of the term loan covenants and there were no identified events of default.

At the closing of the 2015 term loan facility, we also agreed to pay a facility fee of 1.00% of the 2015 term loan facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net cash used in operating activities	$(2,203)	$(6,140)
Net cash (used in) provided by investing activities	(3,224)	19,631
Net cash provided by financing activities	8,605	—

Net increase in cash and cash equivalents	$3,178	$13,491

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2017 was $2.2 million primarily due to a net loss of $5.4 million resulting from ongoing drug development activities and $0.2 million of net changes in working capital, offset by a $2.1 million noncash loss recorded to revalue our warrant liability, $1.3 million of stock-based compensation, and other non cash items.

Investing Activities: Net cash used in investing activities was $3.2 million for the three months ended March 31, 2017, primarily due to net purchases of marketable securities.

Financing Activities: Net cash provided by financing activities for the three months ended March 31, 2017 was $8.6 million, primarily due to net proceeds of $9.2 million received from a public offering of 5.2 million shares of our common stock at $1.93 per share, offset by $0.8 million of principal repayments of our loan facility.

Capital Requirements

As of March 31, 2017, our cash, cash equivalents and marketable securities totaled $23.4 million. We believe these funds are sufficient to fund our liquidity requirements through at least the next 12 months. We expect to incur substantial expenditures in the future for the development and potential commercialization of our product candidates. Because of this, we expect our future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the timing of initiation of planned clinical trials, including our ongoing phase 2 clinical trial to study the therapeutic benefits of seladelpar on patients with PBC. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with existing and new corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to reduce our development activities or to close our business.

Contractual Obligations and Commitments

There have been no significant changes to our aggregate contractual obligations as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 23, 2017.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(c)	Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

During the three months ended March 31, 2017, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 other than the risk factor disclosed below. In evaluating our business, you should carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

We will need additional capital in the future to sufficiently fund our operations and research.

We have incurred significant net losses in each year since our inception, including a net loss of approximately $5.4 million for the three months ended March 31, 2017, and $26.7 million and $15.5 million for the years ended December 31, 2016, and 2015, respectively. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of March 31, 2017, we had cash, cash equivalents and marketable securities of approximately $23.4 million. We believe these funds are sufficient to fund our liquidity requirements through at least the next 12 months. We will need to raise additional capital to continue our operations thereafter. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidate seladelpar (MBX-8025).

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

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2017

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:	May 11, 2017

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

10.1	Compensation Arrangements with certain Executive Officers (Filed with the SEC under Item 5.02 of our Form 8-K, filed with the SEC on January 24, 2017, SEC File No 001-36500).

31.1	Certification of Interim President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Interim President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial and Accounting Officer) pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Cross references to other filings in the table above incorporate such agreements and descriptions above by reference here.