Form 10-Q
period 2017-06-30
CymaBay Therapeutics, Inc.
filed 2017-08-10
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 3, 2017, there were 43,756,968 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,509	$10,495
Marketable securities	7,217	6,499
Prepaid expenses	1,126	1,369
Other current assets	17	165

Total current assets	17,869	18,528
Property and equipment, net	59	77
Other assets	804	754

Total assets	$18,732	$19,359

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,101	$899
Accrued liabilities	3,592	4,501
Warrant liability	4,343	1,145
Facility loan	2,897	2,700
Accrued interest payable	55	66

Total current liabilities	11,988	9,311
Facility loan, less current portion	4,599	6,098
Other liabilites	6	13

Total liabilities	16,593	15,422

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 28,752,451 and 23,447,003 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	3	2
Additional paid-in capital	439,376	426,895
Accumulated other comprehensive loss	(1)	(1)
Accumulated deficit	(437,239)	(422,959)

Total stockholders’ equity	2,139	3,937

Total liabilities and stockholders’ equity	$18,732	$19,359

See accompanying notes to the unaudited condensed financial statements.

CymaBay Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Collaboration revenue	$—	$—	$4,793	$—

Operating expenses:
Research and development	4,044	4,131	8,085	8,559
General and administrative	3,582	2,215	7,283	4,676

Total operating expenses	7,626	6,346	15,368	13,235

Loss from operations	(7,626)	(6,346)	(10,575)	(13,235)
Other income (expense):
Interest income	44	48	81	101
Interest expense	(283)	(336)	(588)	(668)
Other income (expense), net	(1,064)	(358)	(3,198)	(38)

Net loss	$(8,929)	$(6,992)	$(14,280)	$(13,840)

Net loss	$(8,929)	$(6,992)	$(14,280)	$(13,840)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	1	(4)	—	16

Other comprehensive income (loss):	1	(4)	—	16

Comprehensive loss	$(8,928)	$(6,996)	$(14,280)	$(13,824)

Basic net loss per common share	$(0.31)	$(0.30)	$(0.52)	$(0.59)

Diluted net loss per common share	$(0.31)	$(0.30)	$(0.52)	$(0.59)

Weighted average common shares outstanding used to calculate basic net loss per common share	28,752,451	23,447,003	27,687,110	23,447,003

Weighted average common shares outstanding used to calculate diluted net loss per common share	28,752,451	23,447,003	27,687,110	23,447,003

See accompanying notes to the unaudited condensed financial statements.

CymaBay Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net loss	$(14,280)	(13,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	11
Stock-based compensation expense	3,118	1,130
Accretion and amortization of marketable securities	4	133
Non-cash interest associated with debt discount accretion	232	229
Change in fair value of warrant liability	3,198	39

Changes in assets and liabilities:
Other current assets	4	167
Prepaid expenses	243	(421)
Other assets	(50)	520
Accounts payable	202	264
Accrued liabilities	(772)	(442)
Accrued interest payable	(11)	—

Net cash used in operating activities	(8,094)	(12,210)

Investing activities
Purchases of property and equipment	—	(37)
Purchases of marketable securities	(9,822)	(17,704)
Proceeds from maturities of marketable securities	9,100	34,656

Net cash (used in) provided by investing activities	(722)	16,915

Financing activities
Proceeds from issuance of common stock, net of issuance costs	9,364	—
Repayment of facility loan principal	(1,534)	—

Net cash provided by financing activities	7,830	—

Net (decrease) increase in cash and cash equivalents	(986)	4,705
Cash and cash equivalents at beginning of period	10,495	7,706

Cash and cash equivalents at end of period	$9,509	$12,411

See accompanying notes to the unaudited condensed financial statements.

CymaBay Therapeutics, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the “Company” or “CymaBay”) is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s two key clinical development candidates are seladelpar and arhalofenate. Seladelpar is currently being developed primarily for the treatment of primary biliary cholangitis (PBC). Arhalofenate is being developed for the treatment of gout and rights to develop and commercialize arhalofenate in the U.S. (including all its possessions and territories) have been licensed to Kowa Pharmaceuticals America, Inc. (“Kowa”). The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the six months ended June 30, 2017, the Company incurred a net loss of $14.3 million and used $8.1 million of cash in operations. At June 30, 2017, the Company had an accumulated deficit of $437.2 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (“FDA”) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of June 30, 2017, the Company’s cash, cash equivalents and marketable securities totaled $16.7 million. Management believes these funds, together with net proceeds of approximately $91.1 million received in the Company’s July 2017 public offering, are sufficient to fund the Company’s liquidity requirements for at least the next 12 months. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the repayment of the Company’s facility loan, the timing and conduct of clinical trials, including its ongoing phase 2 clinical trials and planned phase 3 clinical trial to study the therapeutic benefits of seladelpar on patients with PBC. The Company has and expects to obtain additional funding to develop its products and fund future operating losses, as appropriate, through equity offerings; debt financing; its existing license and collaboration arrangement with Kowa; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of its product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2016, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2017. The results for the six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year or for any other period.

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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2017
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$7,118	$—	$—	$7,118
Commercial paper	—	1,300	—	1,300

Total cash equivalents	7,118	1,300	—	8,418
Marketable securities:
Commercial paper	—	3,647	—	3,647
Corporate debt securities	—	2,200	—	2,200
Asset-backed securities	—	1,370	—	1,370

Total short-term investments	—	7,217	—	7,217

Total assets measured at fair value	$7,118	$8,517	$—	$15,635

Warrant liability	$—	$—	$4,343	$4,343

Total liabilities measured at fair value	$—	$—	$4,343	$4,343

	As of December 31, 2016
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$9,456	$—	$—	$9,456
Commercial paper	—	599	—	599
Corporate debt securities	—	500	—	500

Total cash equivalents	9,456	1,099	—	10,555
Marketable securities:
Commercial paper	—	4,295	—	4,295
Corporate debt securities	—	2,204	—	2,204

Total short-term investments	—	6,499	—	6,499

Total assets measured at fair value	$9,456	$7,598	$—	$17,054

Warrant liability	$—	$—	$1,145	$1,145

Total liabilities measured at fair value	$—	$—	$1,145	$1,145

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

The Company holds a Level 3 liability associated with common stock warrants that were issued in connection with the Company’s financings completed in September and October 2013, January 2014, and August 2015. The warrants are considered liabilities and are valued using a binomial lattice option-pricing model, the inputs for which include the exercise price of the warrants, market price of the underlying common shares, expected term, volatility, the risk-free rate, key strategic initiatives, the probability of success related to those initiatives, and the expected changes in stock price that follow announcements of the Company’s strategic initiatives. Changes to any of these inputs to the option-pricing model used by the Company can have a significant impact to the estimated fair value of the warrants. For example, the increase in fair value of the level 3 common stock warrant as of the six months ended June 30, 2017 was primarily due to an increase in the market price of the Company’s common stock from $1.73 at December 31, 2016 to $5.76 at June 30, 2017, and to a lesser extent, changes in the probability of trial success and the expected future change in the Company’s stock price.

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	For the Six
	Months Ended June 30,
	2017	2016
Balance, beginning of period	$1,145	$1,220
Issuance of financial instrument	—	—
Change in fair value	3,198	39
Settlement of financial instrument	—	—

Balance, end of period	$4,343	$1,259

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, demand money market accounts, and corporate debt securities.

The Company invests excess cash in marketable securities with high credit ratings, which are classified in Level 2 of the fair value hierarchy. These securities consist primarily of corporate debt, commercial paper, and asset-backed securities and are classified as “available-for-sale.” Management may liquidate any of these investments in order to meet the Company’s liquidity needs in the next year. Accordingly, any investments with contractual maturities greater than one year from the balance sheet date are classified as short-term in the accompanying condensed balance sheets.

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

The following tables present the Company’s marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2017:
Marketable securities:
Commercial paper	3,647	—	—	3,647
Corporate debt securities	2,201	—	(1)	2,200
Asset-backed securities	1,370	—	—	1,370

	$7,218	$—	$(1)	$7,217

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2016:
Marketable securities:
Commercial paper	4,295	—	—	4,295
Corporate debt securities	2,205	—	(1)	2,204

	$6,500	$—	$(1)	$6,499

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

In all periods presented, the Company’s outstanding stock options and warrants were excluded from the calculation of diluted net loss per share because their effects were antidilutive. The Company’s computation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net loss allocated to common stock-basic	$(8,929)	$(6,992)	$(14,280)	$(13,840)
Adjustments for revaluation of warrants	—	—	—	—

Net loss allocated to common stock-diluted	$(8,929)	$(6,992)	$(14,280)	$(13,840)

Denominator:
Weighted average number of common stock shares outstanding—basic	28,752,451	23,447,003	27,687,110	23,447,003
Weighted average number of common stock shares outstanding—diluted	28,752,451	23,447,003	27,687,110	23,447,003

Net loss per share—basic:	$(0.31)	$(0.30)	$(0.52)	$(0.59)
Net loss per share—diluted:	$(0.31)	$(0.30)	$(0.52)	$(0.59)

The following table shows the total outstanding common stock equivalents considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Warrants for common stock	1,667	1,667	1,667	1,667
Common stock options	4,130	2,415	4,130	2,415
Incentive awards	239	243	239	243

	6,036	4,325	6,036	4,325

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

While the Company has not completed an assessment of the impact of adoption, the adoption of this guidance may have a material effect on the Company’s financial statements. At the end of 2016, the Company entered into a license agreement. Before executing this agreement, the Company has had no revenues for the last two years. The consideration that the Company is eligible to receive under this agreement includes an upfront payment, milestone payments, and royalties. This license agreement is unique and will need to be assessed separately under the five-step process under the new standard. The Company is currently analyzing this agreement to determine the differences in the accounting treatment under the new revenue standard compared to that of the current accounting treatment. The new revenue standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments and royalties. The Company expects that its evaluation of the accounting for this agreement under the new revenue standard could identify material changes from that of the current accounting treatment and it could also impact its condensed financial statement disclosures.

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its condensed financial statements.

Accounting Standards Update 2016-09

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation (ASU 2016-09). This guidance simplifies the accounting for the taxes related to stock based compensation, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company adopted ASU 2016-09 on January 1, 2017 following the modified retrospective approach. Under this guidance, on a prospective basis, the Company will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, the Company will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, the Company had no material excess tax benefits for which a benefit could not be previously recognized. In addition and as provided for under this guidance, the Company made an accounting policy election to recognize forfeitures as they occur. This policy election did not have a material impact on the condensed financial statements.

Accounting Standards Update 2017-09

In May 2017, FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)- Scope of Modification Accounting (ASU 2017- 09). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

3. Certain Balance Sheet Items

The following table shows certain balance sheet items (in thousands).

	June 30,	December 31,
	2017	2016
	(unaudited)
Accrued compensation	$1,628	$1,839
Accrued pre-clinical and clinical trial expenses	1,360	1,623
Accrued professional fees	364	982
Deferred revenue	207	—
Other accruals	33	57

Total accrued liabilities	$3,592	$4,501

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

The Company completed all activities necessary to satisfy delivery of the license and knowhow deliverable and recognized $4.8 million of upfront consideration associated with this deliverable as collaboration revenue during the six months ended June 30, 2017.

The Company determined the future contingent payments related to the development activities do not meet the definition of a milestone because the achievement of these events solely depends on Kowa’s performance. Under current revenue recognition rules, these amounts will be allocated to the Kowa arrangements’ three identified units of accounting when received and recognized as revenue based on the revenue recognition policy for those respective units of accounting. The future contingent payments related to the U.S. sales milestones are recognized upon achievement of the specific milestones. As of June 30, 2017, none of these contingent amounts had been received or recognized as revenue.

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

DiaTex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing arhalofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on commercial sales of products containing arhalofenate. No development payments were made in the six months ended June 30, 2017 and 2016 and no royalties have been paid to date. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone.

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

The 2015 Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, and also includes defined customary events of default which include but are not limited to a material adverse change in the Company’s business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the term loan, or a material impairment in the perfection or priority of the collateral agent’s lien in the collateral or in the value of such collateral. As of June 30, 2017, the Company was in compliance with the term loan covenants and there were no events of default.

6. Commitments and Contingencies

The Company leases 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and expires on December 31, 2018. Rent expense was $0.1 million for each of the three months ended June 30, 2017 and 2016, and $0.2 million for each of the six months ended June 30, 2017 and 2016.

Future minimum lease payments are as follows (in thousands):

Lease
Payments
Year ending December 31:
2017 (from July to December)	$111
2018	228

Total future minimum payments	$339

7. Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share as of June 30, 2017. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share as of June 30, 2017.

As of June 30, 2017, and December 31, 2016, the Company had reserved shares of authorized but unissued common stock as follows:

	June 30,	December 31,
	2017	2016
	(unaudited)
Common stock warrants	1,667,398	1,667,398
Equity incentive plans	4,629,121	3,456,771

Total reserved shares of common stock	6,296,519	5,124,169

On February 7, 2017, pursuant to its shelf registration statement on Form S-3, the Company completed the issuance of 5,181,348 shares of its common stock at $1.93 per share in an underwritten public offering (referred to as the February 2017 public offering). Net proceeds to the Company in connection with the February 2017 public offering were approximately $9.2 million after deducting underwriting discounts, commissions and other offering expenses.

8. Stock Plans and Stock-Based Compensation

Stock Plans

On January 1, 2017, the share reserve of the Company’s 2013 Equity Incentive Plan (“2013 Plan”), automatically increased by 1,172,350 shares. During the six months ended June 30, 2017, the Company granted options to purchase 1,490,801 of it is common stock to its employees, directors and a consultant. As of June 30, 2017, there were 260,765 shares available for grant under the 2013 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Research and development	$268	$223	$628	$445
General and administrative	1,572	347	2,490	685

Total	$1,840	$570	$3,118	$1,130

In connection with the retirement of the Company’s President and Chief Executive Officer, the Company recognized stock-based compensation expense associated with the acceleration of vesting of his stock options of $1.2 million and $1.8 million for the three and six months ended June 30, 2017, respectively.

9. Related-Party Transactions

Scientific and Advisory Consulting Arrangement

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $60,000 in the year ended December 31, 2016 and $30,000 for the six months ended June 30, 2017, in monthly cash retainers. The Company has also issued options to purchase shares of common stock and incentive awards to this individual in his capacity as a member of its Scientific Advisory Board.

10. Subsequent Events

On July 24, 2017, pursuant to its shelf registration statement on Form S-3, the Company completed the issuance of 14,950,000 shares of its common stock at $6.50 per share in an underwritten public offering, which the Company refers to as the July 2017 public offering. Net proceeds to the Company in connection with the July 2017 public offering were approximately $91.1 million after deducting underwriting discounts, commissions and other offering expenses. In connection with the July 2017 public offering, the Company terminated its $25 million ATM facility with JonesTrading Institutional Services LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Overview

CymaBay Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need.

We are currently developing seladelpar for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver. Seladelpar is a potent and selective agonist of PPARd, a nuclear receptor that regulates genes involved in bile acid/sterol, lipid and glucose metabolism and inflammation. In July 2017, we announced positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with PBC. In the first part of the study, patients with an inadequate response to ursodeoxycholic acid (UDCA), as characterized by a persistent elevation in alkaline phosphatase (AP), or who were intolerant to UDCA, received either 5 mg or 10 mg of seladelpar once-daily. A planned interim analysis of these two dose groups demonstrated after 12 weeks of treatment a significant AP reduction from baseline of 39% and 45% for the 5 mg and 10 mg groups, respectively. On seladelpar treatment, 45% of patients in the 5 mg and 82% of patients in the 10 mg dose groups, had AP values < 1.67 times the upper limit of normal (ULN). AP is a recognized biomarker of cholestasis, and reaching a level of < 1.67 ULN after one year of treatment is the key component in the composite endpoint used for regulatory approval. In addition to the reduction in AP, patients in both dose groups experienced decreases in other liver markers of cholestasis including gamma glutamyl transferase and total bilirubin. Seladelpar also improved metabolic and inflammatory markers with patients experiencing decreases in low-density lipoprotein-C and high sensitivity C-reactive protein. There were no serious adverse events and no safety transaminase signal was observed at either dose. Instead, mean transaminase levels decreased over the course of treatment, further supporting seladelpar’s anti-inflammatory activity. Consistent with prior studies, there was no signal for drug-induced pruritus. After sharing preliminary results from the study, the U.S. Food and Drug Administration (FDA) has agreed to allow continuation of seladelpar treatment beyond six months for the 5 mg and 10 mg doses. We intend to start a Phase 3 study of seladelpar in patients with PBC in the second half of 2018.

In November 2016, the FDA granted orphan drug designation to seladelpar for the treatment of PBC. In October 2016, seladelpar received European Medicines Agency (EMA) PRIority MEdicines (PRIME) designation for the treatment of PBC.

We believe that seladelpar could also have utility in the treatment of nonalcoholic steatohepatitis (NASH). As presented at the American Association for the Study of Liver Disease 2016 Liver Meeting, seladelpar was found to reverse NASH pathology, decrease fibrosis, inflammation, hepatic lipids and reverse insulin resistance in the foz/foz mouse which is a diabetic obese model of NASH. In May 2017, the FDA agreed to allow dosing of seladelpar for patients with NASH beyond six months. We continue to evaluate the opportunity to develop seladelpar in NASH.

Arhalofenate, is being developed for the treatment of gout. Arhalofenate has been studied in five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form as a result of elevated sUA levels. We believe the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what we believe could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,100 patients exposed to date. We have completed end of Phase 2 discussions with the FDA and scientific advice discussions with the EMA. In late December 2016, we entered into an exclusive licensing agreement with Kowa Pharmaceuticals America, Inc. for the development and commercialization of arhalofenate in the U.S. (including all possessions and territories). Under the terms of the agreement, we have received an up-front payment of $5 million, and will receive potential milestone payments of up to $10 million based on the initiation of specific development activities, and are eligible to receive up to an additional $190 million in payments based upon the achievement of specific development and sales milestones. We are also eligible to receive tiered, double digit royalties on future sales of arhalofenate products. Kowa will be responsible for all development and commercialization costs. We retain full development and commercialization rights for the rest of the world and intend to partner arhalofenate in geographies outside the U.S. and its possessions and territories.

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

Equity Financings

On July 25, 2014, we completed a public offering of 4,600,000 shares of our common stock at $5.50 per share which we refer to as our 2014 public offering. Net proceeds to us in connection with the 2014 public offering were approximately $23.0 million after deducting underwriting discounts, commissions and offering expenses.

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC, which registration statement included an at-the-market facility (ATM) with Cantor Fitzgerald & Co to sell up to $25 million of common stock under the registration statement. As of June 30, 2017, we sold shares of common stock under the ATM with aggregate net proceeds to us of $4.5 million, including 124,100 shares for net proceeds of $158,000 in January 2017, but made no sales of common stock under this ATM since January 2017. We terminated the ATM in March 2017.

On July 27, 2015, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 8,188,000 shares of our common stock at $2.81 per share which we refer to as our 2015 public offering. Net proceeds to us in connection with the 2015 public offering were approximately $21.1 million after deducting underwriting discounts, commissions and other offering expenses.

On February 7, 2017, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 5,181,348 shares of our common stock at $1.93 per share which we refer to as our February 2017 public offering. Net proceeds to us in connection with the February 2017 public offering were approximately $9.2 million after deducting underwriting discounts, commissions and other offering expenses.

On May 11, 2017 we filed a new $100 million shelf registration statement on Form S-3, which was declared effective on June 29, 2017, and terminated our prior shelf registration statement. This new shelf registration statement included an at-the-market facility (New ATM) to sell up to $25 million of common stock under the new registration statement. We terminated the New ATM in July 2017.

On July 24, 2017, pursuant to a new $100 million shelf registration statement on Form S-3, we completed the issuance of 14,950,000 shares of our common stock at $6.50 per share, which we refer to as our July 2017 public offering. Net proceeds to us in connection with the July 2017 public offering were approximately $91.1 million after deducting underwriting discounts, commissions and other offering expenses.

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

We adopted ASU 2016-09 in the first quarter of 2017, which among other items, provides reporting entities an accounting policy election to account for forfeitures either when they actually occur or by estimating expected forfeitures. Prior to January 1, 2017, we recognized stock expense net of estimated forfeitures; however, in connection with the adoption of ASU 2016-09, we elected to change our accounting policy to reflect the impact of forfeitures as they occur. Accordingly, share-based compensation expense for the three and six months ended June 30, 2017 was calculated based on actual forfeitures in our condensed statements of operations. In making this policy change, the Company was required to record a cumulative effect of this change in retained earnings on January 1, 2017. As the cumulative effect was not material, retained earnings were not impacted due to the adoption of this standard and our decision to change our forfeiture accounting policy.

Results of Operations

General

To date, we have not generated any income from operations. As of June 30, 2017, we had an accumulated deficit of $437.2 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have periodically generated contract and collaboration revenues and may in the future generate revenue from a variety of sources, including product sales, royalties, license fees, and milestone payments in connection with strategic partnerships, our product candidates are still under clinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability. A summary of our results of operations are detailed in the table below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Variance	2017	2016	Variance
($ in thousands)
Collaboration revenue	$—	$—	$—	$4,793	$—	$4,793

Operating expenses:
Research and development	4,044	4,131	(87)	$8,085	$8,559	$(474)
General and administrative	3,582	2,215	1,367	7,283	4,676	2,607

Loss from operations	(7,626)	(6,346)	(1,280)	(10,575)	(13,235)	2,660
Interest expense, net	(239)	(288)	49	(507)	(567)	60
Other income (expense), net	(1,064)	(358)	(706)	(3,198)	(38)	(3,160)

Net loss	$(8,929)	$(6,992)	$(1,937)	$(14,280)	$(13,840)	$(440)

Collaboration Revenue

There was no collaboration revenue for each of the three months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, collaboration revenue was $4.8 million and none, respectively. The increase in collaboration revenue was the result of the satisfaction of the delivery of the license and knowhow deliverable identified in the first quarter in 2017 in our Kowa license and collaboration agreement.

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended June 30, 2017 and 2016, research and development expenses were $4.0 million and $4.1 million, respectively. For the six months ended June 30, 2017 and 2016, research and development expenses were $8.1 million and $8.6 million, respectively. Research and development expenses are detailed in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2017	2016	2017	2016
	(unaudited)		(unaudited)
Seladelpar Phase 2 Clinical Studies	$1,461	$1,849	$3,043	$3,443
Seladelpar Drug Manufacutring & Toxicity Studies	1,019	586	1,756	1,639
Seladelpar Other Studies	26	—	55	4
Arhalofenate Projects	61	113	127	249
Other Projects	24	43	32	69

Total Project Costs	2,591	2,591	5,013	5,404
Internal Research and Development Costs	1,453	1,540	3,072	3,155

Total Research and Development	$4,044	$4,131	$8,085	$8,559

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, lab supplies and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs remained consistent at $2.6 million for the three months ended June 30, 2017 and 2016. Project costs for the three months ended June 30, 2017 and 2016 consisted primarily of PBC Phase 2 clinical trial and drug manufacturing expenses for seladelpar and were relatively consistent for each period. Internal research and development costs remained consistent for the three months ended June 30, 2017, as compared to June 30, 2016, and consist primarily of employee compensation expenses to support our clinical development activities.

Total project costs decreased by $0.4 million to $5.0 million from $5.4 million for the six months ended June 30, 2017 and 2016, respectively. Project costs for the six months ended June 30, 2017 and 2016 consisted primarily of PBC Phase 2 clinical trial and drug manufacturing expenses for seladelpar. Project costs declined in the six months ended June 30, 2017 when compared to 2016 primarily because we incurred less costs for our currently ongoing lower dose seladelpar phase 2 study as a result of having fewer patients and clinical sites than we did for our higher dose seladelpar phase 2 study which was conducted in the prior year.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. In addition, as a result of the interim results for our product seladelpar that we announced in July 2017, we are currently planning to start a Phase 3 study of seladelpar in patients with PBC in the second half of 2018, and expect to incur substantial costs to prepare for this potential Phase 3 clinical trial and related activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, and other general operating expenses not otherwise included in research and development. General and administrative expenses increased by $1.4 million to $3.6 million from $2.2 million for the three months ended June 30, 2017 and 2016, respectively, primarily due to the recognition of $1.2 million in accelerated stock-based compensation expenses in the second quarter of 2017 to reflect the impact of vesting acceleration and an extension of time to exercise certain stock options. These benefits were provided in connection with the retirement of Dr. Harold Van Wart, our former President and Chief Executive Officer, effective as of April 15, 2017.

General and administrative expenses increased by $2.6 million to $7.3 million from $4.7 million for the six months ended June 30, 2017 and 2016, respectively, primarily due to the recognition of $2.6 million in severance benefits expense associated with the retirement of Dr. Van Wart. Accordingly, total estimated severance expenses consisted of $0.8 million in cash severance payments to be paid out within 12 months of Dr. Van Wart’s separation date as well as $1.8 million in stock-based compensation to reflect the vesting acceleration and an extension of time to exercise certain of his stock options.

Interest Expense, Net

Interest expense, net consists primarily of interest expense related to our loan facility partially offset by interest income from our marketable securities. Interest expense, net remained relatively consistent at $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively.

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

Other income (expense), net reflected a loss of $1.1 million and $0.4 million the three months ended June 30, 2017 and 2016, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. During the three months ended June 30, 2017 and 2016, the loss recognized was due primarily to an increase in the price of our common stock from $4.30 at March 31, 2017 to $5.76 at June 30, 2017, and from $1.35 at March 31, 2016 to $1.74 at June 30, 2016.

Other income (expense), net reflected a loss of $3.2 million and $39,000 for the six months ended June 30, 2017 and 2016, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. During the six months ended June 30, 2017, the loss recognized was due primarily to an increase in the price of our common stock from $1.73 at December 31, 2016 to $5.76 at June 30, 2017. During the six months ended June 30, 2016, the loss recognized was primarily due to an increase in the price of our common stock from $1.69 at December 31, 2015 to $1.74 at June 30, 2016.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At June 30, 2017, we had cash, cash equivalents and marketable securities of $16.7 million, compared to $17.0 million at December 31, 2016.

During January 2017, we sold 124,100 shares of our common stock for net proceeds of $158,000 under our ATM facility with Cantor Fitzgerald & Co.

On February 7, 2017, pursuant to our 2014 shelf registration statement on Form S-3, we completed the issuance of 5,181,348 shares of our common stock at $1.93 per share in an underwritten public offering, which we refer to as the February 2017 public offering. Net proceeds to us in connection with the February 2017 public offering were approximately $9.2 million after deducting underwriting discounts, commissions and other offering expenses.

In March 2017, we terminated our ATM facility with Cantor Fitzgerald & Co. In June 2017, our new $100 million shelf registration statement on Form S-3 was declared effective, terminating our prior registration statement. Under this new registration statement, we entered into a new $25 million ATM facility pursuant to a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC.

On July 24, 2017, pursuant to our new $100 million shelf registration statement on Form S-3, we completed the issuance of 14,950,000 shares of our common stock at $6.50 per share in an underwritten public offering, which we refer to as the July 2017 public offering. Net proceeds to us in connection with the July 2017 public offering were approximately $91.1 million after deducting underwriting discounts, commissions and other offering expenses. In connection with the July 2017 public offering, we terminated the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC.

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

The first loan tranche bears interest at 8.77%, a rate determined on the advance date as being the greater of (i) 8.75% and (ii) the sum of 8.47% and the 90-day U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the first tranche. Under the first tranche, we are required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. Upon maturity, the remaining balance and a final payment equal to 6.50% of the original principal amount advanced are payable.

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

The 2015 term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The representations and warranties contained in the 2015 loan facility were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement to allocate risk and may be subject to limitations agreed upon by the parties; accordingly, they should not be relied upon by investors as to assertions of factual matters. The 2015 term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of June 30, 2017, we were in compliance with the terms of the term loan covenants and there were no identified events of default.

At the closing of the 2015 term loan facility, we also agreed to pay a facility fee of 1.00% of the 2015 term loan facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net cash used in operating activities	$(8,094)	$(12,210)
Net cash (used in) provided by investing activities	(722)	16,915
Net cash provided by financing activities	7,830	—

Net (decrease) increase in cash and cash equivalents	$(986)	$4,705

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2017 was $8.1 million primarily due to a net loss of $14.3 million resulting from ongoing drug development activities and $0.1 million of net changes in working capital, offset by a $3.2 million noncash loss recorded to revalue our warrant liability, $3.1 million of stock-based compensation, and other non-cash items.

Investing Activities: Net cash used in investing activities was $0.7 million for the six months ended June 30, 2017, due to net purchases of marketable securities.

Financing Activities: Net cash provided by financing activities for the six months ended June 30, 2017 was $7.8 million, due to net proceeds of $9.4 million received from equity financings in early 2017, offset in part by $1.5 million of principal repayments of our loan facility.

Capital Requirements

As of June 30, 2017, our cash, cash equivalents and marketable securities totaled $16.7 million. We believe these funds, together with net proceeds of approximately $91.1 million received in our July 2017 public offering, are sufficient to fund our liquidity requirements for at least the next 12 months. We expect to incur substantial expenditures in the future for the development and potential commercialization of our product candidates. Because of this, we expect our future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the repayment of our facility loan, the timing and conduct of clinical trials, including our ongoing phase 2 clinical trials and planned phase 3 clinical trial to fully study the therapeutic benefits of seladelpar on patients with PBC. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with existing and new corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, it could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(c)	Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

During the six months ended June 30, 2017, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 other than the risk factor disclosed below. In evaluating our business, you should carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

We will need additional capital in the future to sufficiently fund our operations and research.

We have incurred significant net losses in each year since our inception, including a net loss of approximately $14.3 million for the six months ended June 30, 2017, and $26.7 million and $15.5 million for the years ended December 31, 2016, and 2015, respectively. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of June 30, 2017, we had cash, cash equivalents and marketable securities of approximately $16.7 million. We believe these funds, together with net proceeds of $91.1 million received in the Company’s July 2017 public offering, are sufficient to fund our liquidity requirements for at least the next 12 months. We will need to raise additional capital to continue our operations thereafter. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidate seladelpar.

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

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2017

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:	August 10, 2017

INDEX TO EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

10.1	Separation Agreement, dated April 14, 2017, between CymaBay Therapeutics, Inc. and Harold Van Wart.

10.2	Amendment to Offer Letter, dated August 7, 2017, between CymaBay Therapeutics, Inc. and Patrick O’Mara.

10.3	Offer Letter, dated June 5, 2017, between CymaBay Therapeutics, Inc. and Klara Dickinson.

10.4	Amendment to Offer Letter, dated August 2, 2017, between CymaBay Therapeutics, Inc. and Daniel Menold.

10.5	Compensation Arrangements with certain Executive Officers (Filed with the SEC under Item 5.02 of our Form 8-K, filed with the SEC on May 3, 2017, SEC File No 001-36500).

31.1	Certification of Interim President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of Interim President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial and Accounting Officer) pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Cross references to other filings in the table above incorporate such agreements and descriptions above by reference here.