Form 10-Q
period 2017-09-30
CymaBay Therapeutics, Inc.
filed 2017-11-08
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of October 31, 2017, there were 43,864,121 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,009	$10,495
Marketable securities	79,160	6,499
Prepaid expenses	1,368	1,369
Other current assets	122	165

Total current assets	103,659	18,528
Property and equipment, net	51	77
Other assets	634	754

Total assets	$104,344	$19,359

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,235	$899
Accrued liabilities	3,881	4,501
Warrant liability	5,862	1,145
Facility loan	3,001	2,700
Accrued interest payable	49	66

Total current liabilities	14,028	9,311
Facility loan, less current portion	3,809	6,098
Other liabilites	3	13

Total liabilities	17,840	15,422

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 43,846,709 and 23,447,003 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4	2
Additional paid-in capital	531,986	426,895
Accumulated other comprehensive loss	(13)	(1)
Accumulated deficit	(445,473)	(422,959)

Total stockholders’ equity	86,504	3,937

Total liabilities and stockholders’ equity	$104,344	$19,359

See accompanying notes to the unaudited condensed financial statements.

CymaBay Therapeutics, Inc.

Condensed Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Collaboration revenue	$—	$—	$4,793	$—

Operating expenses:
Research and development	4,184	3,534	12,269	12,093
General and administrative	2,210	2,130	9,493	6,806

Total operating expenses	6,394	5,664	21,762	18,899

Loss from operations	(6,394)	(5,664)	(16,969)	(18,899)
Other income (expense):
Interest income	216	45	297	146
Interest expense	(258)	(341)	(846)	(1,009)
Other (expense) income, net	(1,798)	81	(4,996)	43

Net loss	$(8,234)	$(5,879)	$(22,514)	$(19,719)

Net loss	$(8,234)	$(5,879)	$(22,514)	$(19,719)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(12)	3	(12)	19

Other comprehensive (loss) income:	(12)	3	(12)	19

Comprehensive loss	$(8,246)	$(5,876)	$(22,526)	$(19,700)

Basic net loss per common share	$(0.21)	$(0.25)	$(0.71)	$(0.84)

Diluted net loss per common share	$(0.21)	$(0.25)	$(0.71)	$(0.84)

Weighted average common shares outstanding used to calculate basic net loss per common share	40,035,690	23,447,003	31,848,536	23,447,003

Weighted average common shares outstanding used to calculate diluted net loss per common share	40,035,690	23,447,003	31,848,536	23,447,003

See accompanying notes to the unaudited condensed financial statements.

CymaBay Therapeutics, Inc.

Condensed Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(22,514)	$(19,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	21
Stock-based compensation expense	3,938	1,797
Accretion and amortization of marketable securities	(47)	128
Non-cash interest associated with debt discount accretion	339	352
Change in fair value of warrant liability	4,996	(43)

Changes in assets and liabilities:
Other current assets	(101)	164
Prepaid expenses	1	(466)
Other assets	120	270
Accounts payable	185	(73)
Accrued liabilities	(486)	(381)
Accrued interest payable	(17)	(1)

Net cash used in operating activities	(13,560)	(17,951)

Investing activities
Purchases of property and equipment	—	(42)
Purchases of marketable securities	(88,941)	(19,304)
Proceeds from maturities of marketable securities	16,315	36,656

Net cash (used in) provided by investing activities	(72,626)	17,310

Financing activities
Proceeds from issuance of common stock, net of issuance costs	100,587	—
Proceeds from issuance of common stock pursuant to equity award plans	440	—
Repayment of facility loan principal	(2,327)	(244)

Net cash provided by (used in) financing activities	98,700	(244)

Net increase (decrease) in cash and cash equivalents	12,514	(885)
Cash and cash equivalents at beginning of period	10,495	7,706

Cash and cash equivalents at end of period	$23,009	$6,821

See accompanying notes to the unaudited condensed financial statements.

CymaBay Therapeutics, Inc.

Notes to Condensed Financial Statements

(unaudited)

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the “Company” or “CymaBay”) is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s two key clinical development candidates are seladelpar and arhalofenate. Seladelpar is currently being developed primarily for the treatment of primary biliary cholangitis (PBC) and further development is planned for the treatment of nonalcoholic steatohepatitis (NASH). Arhalofenate is being developed for the treatment of gout and rights to develop and commercialize arhalofenate in the U.S. (including all its possessions and territories) have been licensed to Kowa Pharmaceuticals America, Inc. (“Kowa”). The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2017, the Company incurred a net loss of $22.5 million and used $13.6 million of cash in operations. At September 30, 2017, the Company had an accumulated deficit of $445.5 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (“FDA”) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of September 30, 2017, the Company’s cash, cash equivalents and marketable securities totaled $102.2 million. Management believes these fund are sufficient to fund the Company’s liquidity requirements into 2019. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the repayment of the Company’s facility loan, the planned initiation of a phase 2 clinical trial in NASH, and most significantly, the timing and conduct of additional PBC development activities, including an ongoing phase 2 clinical trial, a planned phase 3 clinical trial, and other NDA-enabling studies. The Company has and expects to obtain additional funding to develop its products and fund future operating losses, as appropriate, through equity offerings; debt financing; its existing license and collaboration arrangement with Kowa; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of its product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP (“GAAP”) and following the requirements of the United States Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2016, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 23, 2017. The results for the nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year or for any other period.

Use of Estimates

The condensed financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of actual future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates. The Company believes significant judgment is involved in estimating revenue, stock-based compensation, accrued clinical expenses, warrant liabilities, and equity instrument valuations.

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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2017
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$18,554	$—	$—	$18,554
Commercial paper	—	2,994	—	2,994

Total cash equivalents	18,554	2,994	—	21,548
Marketable securities:
Commercial paper	—	44,750	—	44,750
Corporate debt securities	—	22,359	—	22,359
Asset-backed securities	—	8,071	—	8,071
U.S. treasury securities	—	3,980	—	3,980

Total short-term investments	—	79,160	—	79,160

Total assets measured at fair value	$18,554	$82,154	$—	$100,708

Warrant liability	$—	$—	$5,862	$5,862

Total liabilities measured at fair value	$—	$—	$5,862	$5,862

	As of December 31, 2016
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$9,456	$—	$—	$9,456
Commercial paper	—	599	—	599
Corporate debt securities	—	500	—	500

Total cash equivalents	9,456	1,099	—	10,555
Marketable securities:
Commercial paper	—	4,295	—	4,295
Corporate debt securities	—	2,204	—	2,204

Total short-term investments	—	6,499	—	6,499

Total assets measured at fair value	$9,456	$7,598	$—	$17,054

Warrant liability	$—	$—	$1,145	$1,145

Total liabilities measured at fair value	$—	$—	$1,145	$1,145

The Company estimates the fair value of its corporate debt, asset backed securities, and U.S. treasury securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented.

The Company holds a Level 3 liability associated with common stock warrants that were issued in connection with the Company’s financings completed in September and October 2013, January 2014, and August 2015. The warrants are accounted for as liabilities. During the quarter, the Company changed its valuation technique and began to value its warrant liability using a Black-Scholes option pricing model, the inputs for which include: exercise price of the warrants, market price of the underlying common shares, dividend yield, expected term, volatility, and a risk-free interest rate. Changes to any of these inputs can have a significant impact on the estimated fair value of the warrants.

Historically, the Company used a binomial option pricing model to value its warrant liabilities. The inputs for the binomial model are similar to the Black-Scholes model but also incorporate other more complex inputs which, in the Company’s case, have previously included the expected timing, probability and valuation impact of certain potential strategic events. Management concluded that no potential strategic events were expected to occur that could significantly impact the warrant liabilities valuation prior to their expiration (beginning in late 2018 and ending in early 2019).

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	For the Nine
	Months Ended September
	2017	2016
Balance, beginning of period	$1,145	$1,220
Issuance of financial instrument	—	—
Change in fair value	4,996	(43)
Settlement of financial instrument	(279)	—

Balance, end of period	$5,862	$1,177

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a maturity at the date of purchase of 90 days or less to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, demand money market accounts, and corporate debt securities.

The Company invests excess cash in marketable securities with high credit ratings, which are classified in Level 2 of the fair value hierarchy. These securities consist primarily of corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities and are classified as “available-for-sale.” The Company considers marketable securities as short-term investments if the maturity date is less than one year from the balance sheet date. The Company considers marketable securities as long-term investments if the maturity date is in excess of one year of the balance sheet date.

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

The following tables summarize amortized cost, unrealized gain and loss, and fair value (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2017:
Commercial paper	44,750	—	—	44,750
Corporate debt securities	22,369	—	(10)	22,359
Asset-backed securities	8,074	—	(3)	8,071
U.S. treasury securities	3,980	—	—	3,980

	$79,173	$—	$(13)	$79,160

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2016:
Commercial paper	4,295	—	—	4,295
Corporate debt securities	2,205	—	(1)	2,204

	$6,500	$—	$(1)	$6,499

Concentration of Credit Risk

Cash equivalents and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the balance sheets. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of investments to the extent recorded on the balance sheets.

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

Common Stock Warrant Liability

The Company’s outstanding common stock warrants issued in connection with certain equity and debt financings that occurred in 2013 through 2015 are classified as liabilities in the accompanying condensed balance sheets because of certain contractual terms that preclude equity classification. The warrants are recorded at fair value using a Black-Scholes option-pricing model. The warrants are re-measured at each financial reporting period until the warrants are exercised or expire, with any changes in fair value being recognized as a component of other income (expense), net in the accompanying condensed statements of operations and comprehensive loss.

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

Net Loss Per Common Share

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is calculated as the weighted average number of shares of common stock outstanding adjusted to include the assumed exercises of stock options and common stock warrants, if dilutive.

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

In all periods presented, the Company’s outstanding stock options, incentive awards and warrants were excluded from the calculation of diluted net loss per share because their effects were antidilutive. The Company’s computation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss allocated to common stock-basic	$(8,234)	$(5,879)	$(22,514)	$(19,719)
Adjustments for revaluation of warrants	—	—	—	—

Net loss allocated to common stock-diluted	$(8,234)	$(5,879)	$(22,514)	$(19,719)

Denominator:
Weighted average number of common stock shares outstanding—basic	40,035,690	23,447,003	31,848,536	23,447,003
Weighted average number of common stock shares outstanding—diluted	40,035,690	23,447,003	31,848,536	23,447,003

Net loss per share—basic:	$(0.21)	$(0.25)	$(0.71)	$(0.84)
Net loss per share—diluted:	$(0.21)	$(0.25)	$(0.71)	$(0.84)

The following table shows the total outstanding common stock equivalents considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Warrants for common stock	1,604	1,667	1,604	1,667
Common stock options	3,788	2,422	3,788	2,422
Performace-based stock options	305	327	305	327
Incentive awards	226	241	226	241

	5,923	4,657	5,923	4,657

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

While the Company has not completed an assessment of the impact of adoption, the adoption of this guidance may have a material effect on the Company’s financial statements. At the end of 2016, the Company entered into a license agreement. Before executing this agreement, the Company had no revenues for the last two years. The consideration that the Company is eligible to receive under this agreement includes an upfront payment, milestone payments, and royalties. This license agreement is unique and will need to be assessed separately under the five-step process under the new standard. The Company is currently analyzing this agreement to determine the differences in the accounting treatment under the new revenue standard compared to that of the current accounting treatment. The new revenue standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments and royalties. The Company expects that its evaluation of the accounting for this agreement under the new revenue standard could identify material changes from that of the current accounting treatment and it will also impact its condensed financial statement disclosures. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust its assessment and implementation plans accordingly.

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

Accounting Standards Update 2017-11

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) (ASU 2017-11): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for and classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-linked freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is evaluating the impact of the revised guidance and its impact on the Company’s condensed consolidated financial statements.

3. Certain Balance Sheet Items

The following table shows certain balance sheet items (in thousands).

	September 30,	December 31,
	2017	2016
	(unaudited)
Accrued compensation	$1,528	$1,839
Accrued pre-clinical and clinical trial expenses	1,745	1,623
Accrued professional fees	336	982
Deferred revenue	207	—
Other accruals	65	57

Total accrued liabilities	$3,881	$4,501

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

The Company completed all activities necessary to satisfy delivery of the license and knowhow deliverable and recognized $4.8 million of upfront consideration associated with this deliverable as collaboration revenue during the nine months ended September 30, 2017.

The Company determined the future contingent payments related to the development activities do not meet the definition of a milestone because the achievement of these events solely depends on Kowa’s performance. Under current revenue recognition rules, these amounts will be allocated to the Kowa arrangements’ three identified units of accounting when received and recognized as revenue based on the revenue recognition policy for those respective units of accounting. The future contingent payments related to the U.S. sales milestones are recognized upon achievement of the specific milestones. As of September 30, 2017, none of these contingent amounts had been received or recognized as revenue.

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

In June 2010, the Company entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), a subsidiary of Johnson and Johnson, to further develop and discover undisclosed metabolic disease target agonists for the treatment of T2DM and other disorders and received a one-time nonrefundable technology access fee related to the agreements. The Company received a termination notice from Janssen, effectively ending these development and licensing agreements in April 2015. In December 2015, the Company exercised an option pursuant to the terms of one of the original agreements to continue work to research, develop and commercialize compounds with activity against an undisclosed metabolic disease target. Janssen granted the Company an exclusive, worldwide license (with rights to sublicense) under the Janssen know-how and patents to research, develop, make, have made, use, offer for sale and sell such compounds. The Company has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease target and is required to use diligent efforts to conduct all such activities.

DiaTex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing arhalofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on commercial sales of products containing arhalofenate. No development payments were made in the nine months ended September 30, 2017 and 2016 and no royalties have been paid to date. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone.

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

2015 Term Loan Facility

On August 7, 2015, the Company entered into a Loan and Security Agreement pursuant to which it refinanced its existing 2013 Term Loan Facility with Oxford Finance LLC and Silicon Valley Bank, for an aggregate amount of up to $15 million, referred to herein as the 2015 Term Loan Facility. The first $10 million tranche of this new loan facility was made available to the Company immediately upon the closing and was used in part to retire all $4.1 million of the Company’s existing debt outstanding under the 2013 Term Loan Facility, and to settle accrued interest and closing costs with the lenders. The remaining $5 million, referred to as the second tranche, was made available to the Company until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, the Company’s gout therapy drug candidate, which includes an upfront payment of not less than $35.0 million (the “second draw milestone”). Because the present value of the future cash flows under the modified loan terms did not exceed the present value of the future cash flows under the previous loan terms by more than 10%, the Company treated this refinancing as a modification. The remaining debt discount costs will be amortized over the remaining term of the Loan and Security Agreement using the effective interest rate method. On March 31, 2016, the $5 million second tranche expired unused as the second draw milestone was not achieved.

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

The 2015 Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, and also includes defined customary events of default which include but are not limited to a material adverse change in the Company’s business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the term loan, or a material impairment in the perfection or priority of the collateral agent’s lien in the collateral or in the value of such collateral. As of September 30, 2017, the Company was in compliance with the term loan covenants and there were no events of default.

6. Commitments and Contingencies

The Company leases 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and expires on December 31, 2018. Rent expense was $0.1 million for each of the three months ended September 30, 2017 and 2016, and $0.3 million for each of the nine months ended September 30, 2017 and 2016.

Future minimum lease payments are as follows (in thousands):

Lease
Payments
Year ending December 31:
2017 (from October to December)	$56
2018	228

Total future minimum payments	$284

7. Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.0001 per share as of September 30, 2017. The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share as of September 30, 2017.

As of September 30, 2017, and December 31, 2016, the Company had reserved shares of authorized but unissued common stock as follows:

	September 30,	December 31,
	2017	2016
	(unaudited)
Common stock warrants	1,604,255	1,667,398
Equity incentive plans	4,509,606	3,456,771

Total reserved shares of common stock	6,113,861	5,124,169

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

On July 24, 2017, pursuant to its shelf registration statement on Form S-3, the Company completed the issuance of 14,950,000 shares of its common stock at $6.50 per share in an underwritten public offering (referred to as the July 2017 public offering). Net proceeds to the Company in connection with the July 2017 public offering were approximately $91.1 million after deducting underwriting discounts, commissions and other offering expenses.

8. Stock Plans and Stock-Based Compensation

Stock Plans

On January 1, 2017, the share reserve of the Company’s 2013 Equity Incentive Plan (“2013 Plan”), automatically increased by 1,172,350 shares. During the nine months ended September 30, 2017, the Company granted options to purchase 1,560,801 of it is common stock to its employees, directors and a consultant. As of September 30, 2017, there were 190,765 shares available for grant under the 2013 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Research and development	$325	$273	$953	$718
General and administrative	495	394	2,985	1,079

Total	$820	$667	$3,938	$1,797

In connection with the retirement of the Company’s former President and Chief Executive Officer, the Company recognized stock-based compensation expense associated with the acceleration of vesting of his stock options of $1.8 million for the nine months ended September 30, 2017. No expense was recognized for the three months ended September 30, 2017.

9. Related-Party Transactions

Scientific and Advisory Consulting Arrangement

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $60,000 in the year ended December 31, 2016 and $45,000 for the nine months ended September 30, 2017, in monthly cash retainers. The Company has also issued options to purchase shares of common stock and incentive awards to this individual in his capacity as a member of its Scientific Advisory Board.

10. Subsequent Event

On October 27, 2017, the Board of Directors promoted Sujal Shah to serve as President and Chief Executive Officer, effective November 1, 2017. Mr. Shah was previously serving as the Company’s Interim President and Chief Executive Officer, a position held since April 14, 2017. In connection with the promotion, the Board of Directors granted Mr. Shah an option to purchase 640,000 shares of the Company’s common stock, which vests monthly over a four-year period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

We are currently developing seladelpar for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver. Seladelpar is a potent and selective agonist of PPARd, a nuclear receptor that regulates genes involved in bile acid/sterol, lipid and glucose metabolism and inflammation. In a recently published article reviewing our previous high-dose phase 2 PBC clinical trial results (Jones, D., et al. (2017) The Lancet Gastroenterology & Hepatology 2(10) 716-726), seladelpar demonstrated anti-cholestatic and anti-inflammatory effects in patients with PBC.

In July 2017, we announced positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with PBC. In the first part of the study, patients with an inadequate response to ursodeoxycholic acid (UDCA), as characterized by a persistent elevation in alkaline phosphatase (AP), or who were intolerant to UDCA, received either 5 mg or 10 mg of seladelpar once-daily. An interim analysis of these two dose groups demonstrated after 12 weeks of treatment a significant AP reduction from baseline of 39% and 45% for the 5 mg and 10 mg groups, respectively. On seladelpar treatment, 45% of patients in the 5 mg and 82% of patients in the 10 mg dose groups, had AP values < 1.67 times the upper limit of normal (ULN). AP is a recognized biomarker of cholestasis, and reaching a level of < 1.67 ULN after one year of treatment is the key component in the composite endpoint used for regulatory approval. In addition to the reduction in AP, patients in both dose groups experienced decreases in other liver markers of cholestasis including gamma glutamyl transferase and total bilirubin. Seladelpar also improved metabolic and inflammatory markers with patients experiencing decreases in low-density lipoprotein-C and high sensitivity C-reactive protein. There were no serious adverse events and no safety transaminase signal was observed at either dose. Instead, average transaminase levels decreased over the course of treatment, further supporting seladelpar’s anti-inflammatory activity. Consistent with prior studies, there was no signal for drug-induced pruritus. After sharing preliminary results from the study, the U.S. Food and Drug Administration (FDA) and other regulatory agencies in Canada, the United Kingdom and Germany have agreed to allow continuation of seladelpar treatment beyond six months for the 5 mg and 10 mg doses which allowed us to expand our enrollment and extend our ongoing phase 2 clinical trial in the third quarter of 2017. We intend to start a phase 3 study of seladelpar in patients with PBC in the second half of 2018 along with other NDA-enabling studies in late 2017 and 2018.

In October 2016, the EMA granted PRIority MEdicines (PRIME) designation to seladelpar for the treatment of PBC. In November 2016, the FDA granted orphan drug designation to seladelpar for the treatment of PBC and in September 2017, the European Medicines Agency’s (EMA) Committee for Orphan Medicinal Products (COMP) also granted orphan drug designation to seladelpar for the treatment of PBC.

We believe that seladelpar could also have utility in the treatment of nonalcoholic steatohepatitis (NASH). In recently published results (Hyczeyni, et al. (2017) Hepatology Communications 1(7) 663-674, seladelpar was found to reverse NASH pathology, decrease fibrosis, inflammation, hepatic lipids and reverse insulin resistance in the foz/foz mouse which is a diabetic obese model of NASH. In May 2017, the FDA agreed with our proposal to study seladelpar in patients with NASH beyond six months. We continue to evaluate the opportunity to develop seladelpar in NASH, and are planning to initiate a phase 2 clinical trial in 2018.

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

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC, which registration statement included an at-the-market facility (ATM) with Cantor Fitzgerald & Co to sell up to $25 million of common stock under the registration statement. As of September 30, 2017, we sold shares of common stock under the ATM with aggregate net proceeds to us of $4.5 million, including 124,100 shares for net proceeds of $158,000 in January 2017, but made no sales of common stock under this ATM since January 2017. We terminated the ATM in March 2017.

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

Stock-Based Compensation

We measure employee and director stock-based compensation cost at the grant date, based on the estimated fair-value of the awards, and we recognize as an expense the portion that is ultimately expected to vest as an expense over the related vesting periods. We estimate the grant date fair-value based of stock options using the Black-Scholes option-pricing model and recognize compensation expense over the requisite service period using the straight-line attribution method. For performance-based stock options, we evaluate the probability of achieving each performance-based condition at each reporting date. We begin to recognize the expense when it is deemed probable that a performance-based condition will be met using the accelerated attribution method over the requisite service period.

We adopted ASU 2016-09 in the first quarter of 2017, which among other items, provides reporting entities an accounting policy election to account for forfeitures either when they actually occur or by estimating expected forfeitures. Prior to January 1, 2017, we recognized stock expense net of estimated forfeitures; however, in connection with the adoption of ASU 2016-09, we elected to change our accounting policy to reflect the impact of forfeitures as they occur. Accordingly, share-based compensation expense for the three and nine months ended September 30, 2017 was calculated based on actual forfeitures in our condensed statements of operations. In making this policy change, the Company was required to record a cumulative effect of this change in retained earnings on January 1, 2017. As the cumulative effect was not material, retained earnings were not impacted due to the adoption of this standard and our decision to change our forfeiture accounting policy.

Results of Operations

General

To date, we have not generated any income from operations. As of September 30, 2017, we had an accumulated deficit of $445.5 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have periodically generated contract and collaboration revenues and may in the future generate revenue from a variety of sources, including product sales, royalties, license fees, and milestone payments in connection with strategic partnerships, our product candidates are still under clinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenue to achieve and sustain profitability. A summary of our results of operations are detailed in the table below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	Variance	2017	2016	Variance
($ in thousands)
Collaboration revenue	$—	$—	$—	$4,793	$—	$4,793

Operating expenses:
Research and development	4,184	3,534	650	12,269	12,093	176
General and administrative	2,210	2,130	80	9,493	6,806	2,687

Loss from operations	(6,394)	(5,664)	(730)	(16,969)	(18,899)	1,930
Interest expense, net	(42)	(296)	254	(549)	(863)	314
Other (expense) income, net	(1,798)	81	(1,879)	(4,996)	43	(5,039)

Net loss	$(8,234)	$(5,879)	$(2,355)	$(22,514)	$(19,719)	$(2,795)

Collaboration Revenue

There was no collaboration revenue for each of the three months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, collaboration revenue was $4.8 million and none, respectively. The collaboration revenue in the nine months ended September 30, 2017 was the result of the satisfaction of the delivery of the license and knowhow deliverable identified in the first quarter in 2017 in our Kowa license and collaboration agreement.

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended September 30, 2017 and 2016, research and development expenses were $4.2 million and $3.5 million, respectively. For the nine months ended September 30, 2017 and 2016, research and development expenses were $12.3 million and $12.1 million, respectively. Research and development expenses are detailed in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2017	2016	2017	2016
	(unaudited)		(unaudited)
Seladelpar Phase 2 Clinical Studies	$1,313	$1,154	$4,363	$4,596
Seladelpar Drug Manufacturing	1,175	693	2,924	2,332
Seladelpar Other Studies	13	19	68	24
Arhalofenate Projects	34	121	161	370
Other Projects	18	36	50	105

Total Project Costs	2,553	2,023	7,566	7,427
Internal Research and Development Costs	1,631	1,511	4,703	4,666

Total Research and Development	$4,184	$3,534	$12,269	$12,093

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs increased by $0.6 million to $2.6 million from $2.0 million for the three months ended September 30, 2017 and 2016, respectively. Project costs for the three months ended September 30, 2017 and 2016 consisted primarily of PBC-related clinical trial and drug manufacturing expenses for seladelpar. Project costs increased primarily due to increased manufacturing of seladelpar to support our ongoing lower dose phase 2 study, and in preparation for our upcoming PBC phase 3 clinical trial and other seladelpar-related development activities. Internal research and development costs remained relatively consistent for the three months ended September 30, 2017, as compared to September 30, 2016, and consisted primarily of employee compensation expenses to support our clinical development activities.

Total project costs increased by $0.2 million to $7.6 million from $7.4 million for the nine months ended September 30, 2017 and 2016, respectively. Project costs for the nine months ended September 30, 2017 and 2016 consisted primarily of PBC phase 2 clinical trial and drug manufacturing expenses for seladelpar. Project costs slightly increased primarily due to increased manufacturing of seladelpar to support our ongoing lower dose phase 2 study, and in preparation for our upcoming PBC phase 3 clinical trial and other seladelpar-related development activities.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. For example, as a result of the favorable interim PBC clinical trial results we announced in July 2017, we are currently planning to expand and extend our ongoing PBC phase 2 study and we intend to initiate a PBC phase 3 study of seladelpar in the second half of 2018 along with other NDA-enabling studies. Furthermore, we are currently evaluating and planning for a potential phase 2 clinical study in NASH in mid-2018. Accordingly, we expect to incur substantial costs to prepare for and conduct these clinical trials and other seladelpar-related development activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, and other general operating expenses not otherwise included in research and development. General and administrative expenses increased by $0.1 million to $2.2 million from $2.1 million for the three months ended September 30, 2017 and 2016, respectively, primarily due to higher stock-based compensation expense.

General and administrative expenses increased by $2.7 million to $9.5 million from $6.8 million for the nine months ended September 30, 2017 and 2016, respectively, primarily due to the recognition of $2.6 million in severance benefits expense associated with the retirement of Dr. Van Wart. Accordingly, total estimated severance expenses consisted of $0.8 million in cash severance payments to be paid out within 12 months of Dr. Van Wart’s separation date as well as $1.8 million in stock-based compensation to reflect the vesting acceleration and an extension of time to exercise certain of his stock options.

Interest Expense, Net

Interest expense, net consists primarily of interest expense related to our loan facility partially offset by interest income from our marketable securities. Interest expense, net decreased by $0.3 million to $42,000 from $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and by $0.4 million to $0.5 million from $0.9 million for the nine months ended September 30, 2017 and 2016, respectively, primarily due to higher interest income earned from our marketable securities in the third quarter of 2017. Interest income rose because we invested a significant portion of the $91.1 million in proceeds received from our July 2017 public offering in marketable securities.

Other Income (Expense), Net

Other income (expense), net primarily includes gains and losses resulting from the remeasurement of our investor and lender warrant liabilities at fair value. We use an option pricing model to revalue our warrant liabilities at each reporting date. A decline in the value of our warrant liabilities results in the recognition of a remeasurement gain. Conversely, an increase in the value of our warrant liabilities results in the recognition of a remeasurement loss.

In September 2017, we began to revalue our warrants using a Black-Scholes option pricing model, the inputs for which include: exercise price of the warrants, market price of the underlying common shares, dividend yield, expected term, volatility, and a risk-free interest rate. Historically, we used a binomial option pricing model to revalue the warrant liabilities. The inputs for the binomial model are similar to the Black-Scholes model but can also incorporate other more complex inputs which in our case have previously included the expected timing, probability and valuation impact of certain potential strategic events. In September 2017, management concluded that no potential strategic events were expected to occur that could significantly impact the warrant valuation prior to the warrants’ expiration dates (the majority of which commence in September 2018). Because the need to model such complex inputs no longer exists, the Black-Scholes option pricing model is considered to be a reasonable and appropriate valuation methodology.

Other income (expense), net reflected a loss of $1.8 million and a gain of $0.1 million the three months ended September 30, 2017 and 2016, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. During the three months ended September 30, 2017, the loss recognized was due primarily to an increase in the price of our common stock from $5.76 at June 30, 2017 to $8.06 at September 30, 2017. During the three months ended September 30, 2016, the gain recognized was due primarily to a reduction in the expected term and volatility of our investor warrants which are approaching expiration in September 2018. The changes in these variables more than offset the value enhancing impact of an increase in the price of our common stock from $1.74 at June 30, 2016, to $1.94 at September 30, 2016.

Other income (expense), net reflected a loss of $5.0 million and a gain of $43,000 for the nine months ended September 30, 2017 and 2016, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. During the nine months ended September 30, 2017, the loss recognized was due primarily to an increase in the price of our common stock from $1.73 at December 31, 2016 to $8.06 at September 30, 2017. During the nine months ended September 30, 2016, the gain recognized was due primarily to a reduction in the expected term and volatility of our investor warrants which are approaching expiration in September 2018. The changes in these variables more than offset the value enhancing impact of an increase in the price of our common stock from $1.69 at December 31, 2015, to $1.94 at September 30, 2016.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At September 30, 2017, we had cash, cash equivalents and marketable securities of $102.2 million, compared to $17.0 million at December 31, 2016.

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

2015 Term Loan Facility

On August 7, 2015, we entered into a new Loan and Security Agreement, pursuant to which we refinanced our previous term loan facility with Oxford Finance LLC and Silicon Valley Bank, for an aggregate amount of up to $15 million, which we refer to as the 2015 term loan facility. The first $10 million tranche of this new loan facility was made available to us immediately upon the closing and was used in part to retire all $4.1 million of our existing term loan debt outstanding on the closing date, and to settle closing costs with the lenders. The remaining $5 million, referred to as the second tranche, was available to us until March 31, 2016, for draw down upon the announcement of a qualified out-license or co-development arrangement for arhalofenate, our gout therapy drug candidate, which includes an upfront payment of not less than $35,000,000 (the “second draw milestone”). On March 31, 2016, the $5 million second tranche expired unused as the second draw milestone was not achieved.

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

The 2015 term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The representations and warranties contained in the 2015 loan facility were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement to allocate risk and may be subject to limitations agreed upon by the parties; accordingly, they should not be relied upon by investors as to assertions of factual matters. The 2015 term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of September 30, 2017, we were in compliance with the terms of the term loan covenants and there were no identified events of default.

At the closing of the 2015 term loan facility, we also agreed to pay a facility fee of 1.00% of the 2015 term loan facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net cash used in operating activities	$(13,560)	$(17,951)
Net cash (used in) provided by investing activities	(72,626)	17,310
Net cash provided by (used in) financing activities	98,700	(244)

Net increase (decrease) in cash and cash equivalents	$12,514	$(885)

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2017 was $13.6 million primarily due to a net loss of $22.5 million resulting from ongoing drug development, offset in part as $5.0 million of the net loss was a non-cash loss recorded to revalue our warrant liability, and $4.0 million of the net loss was non-cash stock-based compensation.

Investing Activities: Net cash used in investing activities was $72.6 million for the nine months ended September 30, 2017, due to net purchases of marketable securities.

Financing Activities: Net cash provided by financing activities for the nine months ended September 30, 2017 was $98.7 million, due to net proceeds of $100.6 million received from equity financings in 2017 and net proceeds of $0.4 million received from issuance of common stock pursuant to our equity award plans, offset in part by $2.3 million of principal repayments of our loan facility.

Capital Requirements

As of September 30, 2017, our cash, cash equivalents and marketable securities totaled $102.2 million. We believe these funds are sufficient to fund our liquidity requirements into 2019. However, we expect to incur substantial expenditures in the future for the development and potential commercialization of our product candidates. Because of this, we expect our future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the repayment of our facility loan, the planned initiation of a phase 2 clinical trial in NASH, and most significantly, the timing and conduct of additional PBC development activities, including an ongoing phase 2 clinical trial, a planned phase 3 clinical trial, and other NDA-enabling studies. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with existing and new corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, it could have a material adverse effect on our business, results of operations, and financial condition.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable to us as a smaller reporting company.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)	Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

(c)	Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

During the nine months ended September 30, 2017, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 other than the fact we have more capital resources now ($102.2 million of cash, cash equivalents and marketable securities at September 30, 2017, compared to $17.0 million at December 31, 2016), which has decreased our immediate need for additional capital. In evaluating our business, you should carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. Additional risks not currently known or currently material to us may also harm our business.

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.4	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

10.1	Amendment to Offer Letter, dated August 7, 2017, between CymaBay Therapeutics, Inc. and Patrick O’Mara. (Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on August 10, 2017, SEC File No. 000-55021).

10.2	Amendment to Offer Letter, dated August 2, 2017, between CymaBay Therapeutics, Inc. and Daniel Menold. (Filed with the SEC as Exhibit 10.4 to our Form 10-Q, filed with the SEC on August 10, 2017, SEC File No. 000-55021).

Exhibit Number	Description of Document

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial and Accounting Officer) pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2017

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:	November 8, 2017