Form 10-K
period 2017-12-31
CymaBay Therapeutics, Inc.
filed 2018-03-15
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Capital Market on June 30, 2017, was $154,300,291. This excludes 1,964,206 shares of the registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June 30, 2017. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding as of February 28, 2018, was 58,501,794

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

CYMABAY THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2017

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

PART I

Item 1. Business

CymaBay Overview

We are a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need.

Our lead product candidate, seladelpar, is a potent and selective agonist of peroxisome proliferator-activated receptor delta (PPAR δ), a nuclear receptor that regulates genes involved in bile acid/sterol, lipid and glucose metabolism and inflammation. We are currently developing seladelpar for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver. We are also planning to develop seladelpar for the treatment of nonalcoholic steatohepatitis (NASH), a prevalent and serious chronic liver disease caused by excessive fat accumulation in the liver that results in inflammation and cellular injury that can progress to fibrosis and cirrhosis, and potentially liver failure and death.

Data from two Phase 2 studies of seladelpar in patients with PBC have established seladelpar’s anti-cholestatic and anti-inflammatory effects. In July 2017, we announced positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with PBC. In the first part of the study, patients with an inadequate response to ursodeoxycholic acid (UDCA), as characterized by a persistent elevation in alkaline phosphatase (AP), or who were intolerant to UDCA, received either 5 mg or 10 mg of seladelpar once daily. A planned interim analysis of these two dose groups demonstrated after 12 weeks of treatment a significant AP reduction from baseline of 39% and 45% for the 5 mg and 10 mg groups, respectively. After 12 weeks of treatment with seladelpar, 45% of patients in the 5 mg and 82% of patients in the 10 mg dose groups, had AP values < 1.67 times the upper limit of normal (ULN). AP is a recognized biomarker of cholestasis, and reaching a level of < 1.67 ULN is the key component in the composite endpoint used for regulatory approval. In addition to the reduction in AP, patients in both dose groups experienced decreases in other liver markers of cholestasis including gamma glutamyl transferase and total bilirubin. Seladelpar also improved metabolic and inflammatory markers with patients experiencing decreases in low-density lipoprotein-C (LDL-C) and high sensitivity C-reactive protein (hs-CRP). There were no serious adverse events and no safety transaminase signal was observed at either dose. Instead, mean transaminase levels decreased over the course of treatment, further supporting seladelpar’s anti-inflammatory activity. Consistent with prior studies, there was no signal for drug-induced pruritus.

In 2017, we expanded the number of patients in the 5 and 10 mg dose groups of the low-dose study and extended dosing to 52-weeks. In addition, a 2 mg dose group was added in order to identify a minimally effective dose. We expect to report data on a subset of patients in the study through 26-weeks of dosing in the first half of 2018 and a subset through 52-weeks of dosing in the second half of 2018. In the first half of 2018, we also plan to conclude End of Phase 2 discussions with the U.S. Food and Drug Administration (FDA) and Scientific Advice discussions with the European Medicines Agency (EMA) in order to finalize the design of a Phase 3 study of seladelpar in patients with PBC, which we intend to initiate in the second half of 2018.

In November 2016, the FDA granted orphan drug designation to seladelpar for the treatment of PBC, and in September 2017, the EMA’s Committee for Orphan Medicinal Products (COMP) similarly granted orphan drug designation to seladelpar for the treatment of PBC. In October 2016, seladelpar received EMA PRIority MEdicines (PRIME) designation for the treatment of PBC.

We believe that seladelpar could also have utility in the treatment of NASH. Seladelpar was found to reverse NASH pathology, decrease fibrosis, inflammation, hepatic lipids and reverse insulin resistance in the foz/foz mouse, which is a diabetic obese model of NASH. We are currently planning to start a Phase 2 study of seladelpar in patients with NASH in the first half of 2018.

Our second product candidate, arhalofenate, is a dual-acting anti-inflammatory and uric acid lowering agent being developed for the treatment of gout. In 2016, we entered into an exclusive licensing agreement granting Kowa Pharmaceuticals America, Inc. (Kowa) the rights to develop and commercialize arhalofenate in the U.S. (including all possessions and territories). Arhalofenate has been studied in five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form as a result of elevated sUA levels. We believe the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what we believe could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,100 subjects exposed to date. Under the terms of the agreement with Kowa, we received an up-front payment of $5 million in January 2017, and in January 2018 received a $5 million milestone payment for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. We are entitled to receive an additional milestone payment of $5 million on the initiation of a Phase 3 study and up to an additional $190 million in payments based upon the achievement of specific development and sales milestones. We are also eligible to receive tiered, double digit royalties on future sales of arhalofenate products. Kowa will be responsible for all development and commercialization costs. We retain full development and commercialization rights for the rest of the world and intend to partner arhalofenate in geographies outside the U.S. and its possessions and territories.

We reported net loss of approximately $27.6 million and $26.7 million for the years ended December 31, 2017, and 2016, respectively. As of December 31, 2017, our cash equivalents and marketable securities totaled $97.2 million. We believe these funds, together with net proceeds of $135.5 million received in our February 2018 public offering and a $5 million milestone payment received pursuant to our license agreement with Kowa in January 2018, are sufficient to fund our current operating plan into 2021.

CymaBay Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. Key elements of our strategy are to:

•	develop seladelpar for patients with PBC;
•	develop seladelpar for other chronic liver diseases, including NASH;
•	partner with third-parties for the development and commercialization of arhalofenate outside the U.S. for patients with gout; and
•	strengthen our patent portfolio and other means of protecting exclusivity.

CymaBay Pipeline Overview

Our pipeline includes three clinical stage product candidates: seladelpar (MBX-8025); arhalofenate (MBX-102) and MBX-2982

Seladelpar (MBX-8025)

Seladelpar is a selective agonist for the peroxisome proliferator-activated receptor delta (PPARδ). An agonist is a substance that elicits a response by binding to a receptor. The PPARδ receptor is a nuclear receptor that regulates genes involved in lipid, bile acid/sterol and glucose metabolism, insulin sensitivity, and regulation of certain inflammatory cells. Seladelpar has the potential to treat a variety of disorders of lipid metabolism and certain diseases of the liver.

Previously, seladelpar had been in development for the treatment of mixed dyslipidemia, which is characterized by elevated LDL-C and triglycerides (TGs). Results from our Phase 2 clinical study of seladelpar in patients with mixed dyslipidemia established effects of the drug that we believe have the potential to benefit patients affected with other conditions. In this study, seladelpar demonstrated an anti-atherogenic profile in which it lowered LDL-C, decreased the more atherogenic small dense LDL-C particles and raised high-density lipoprotein (HDL-C). In addition, seladelpar decreased TGs and free fatty acids. Seladelpar also decreased C-reactive protein, a marker of systemic and local inflammation. Treatment with seladelpar also resulted in significant reductions in AP and in gamma-glutamyl transferase (GGT). Taken together these metabolic improvements suggest that seladelpar can address disorders manifested by increases in LDL-C, increases in TGs, liver cholestasis (the impairment of the flow of bile from the liver) and liver fat accumulation with subsequent inflammation.

Based on our understanding of the mechanism of action of seladelpar, our prior clinical experience with the compound, and our evaluation of other possible indications, we decided to focus the development of seladelpar on orphan diseases or more prevalent diseases with high unmet medical need. We currently believe seladelpar may provide a significant benefit for patients with rare cholestatic liver diseases, such as PBC and more prevalent, but high unmet need liver diseases, such as nonalcoholic steatohepatitis (NASH).

To date, we have completed six-month and twelve-month toxicology studies of seladelpar in rats and monkeys, respectively, as well as two-year carcinogenicity studies in mice and rats.  In addition, five Phase 1 and three Phase 2 clinical studies with seladelpar have been completed. A fourth Phase 2 clinical study is currently ongoing in patients with PBC. In addition, a long-term safety extension study for PBC patients is currently enrolling patients as they complete 52 weeks of treatment in the ongoing Phase 2 PBC study.

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

Currently, the only FDA-approved treatments are ursodeoxycholic acid (UCDA), also known as ursodiol, an isomer of chenodeoxycholic acid and the synthetic bile acid analog obeticholic acid (Ocaliva®, Intercept Pharmaceuticals). Ursodiol decreases serum levels of AP, bilirubin, alanine aminotransferase, aspartate aminotransferase, cholesterol, and immunoglobulin M, all of which are elevated in patients with PBC and can serve as biochemical markers of the disease. In a study that combined data from three controlled trials with a total of 548 patients, ursodiol significantly reduced the likelihood of liver transplantation or death after four years. Ursodiol also delayed the progression of hepatic fibrosis in early-stage PBC but was not effective in advanced disease. It is also known that up to 50% of PBC patients fail to respond adequately to ursodiol therapy.

Ocaliva was approved by the FDA and European Medicines Agency in 2016 for the treatment of PBC in combination with ursodiol in adults with an inadequate response to ursodiol, or as monotherapy in adults unable to tolerate ursodiol. Ocaliva also received orphan designations in the U.S. and the E.U. A Phase 3 study was completed with a primary composite endpoint defined as a responder rate comprised of the percentage of patients with AP < 1.67 times upper limit of normal (ULN) with a decrease in AP of at least 15% and total bilirubin less than or equal to upper limit of normal. This study met its goals and Ocaliva was granted an accelerated approval based on meeting this primary composite endpoint.

Other therapies, such as colchicine, methothrexate, prednisone and multiple immunosuppressive regimens have been attempted. However, these therapies have efficacy that is limited, or unproven and are associated with multiple side-effects impacting tolerance and safety. Liver transplantation improves survival in patients with PBC, and it is the only effective treatment for those with liver failure. Liver transplantation however is problematic because of its costs, the limited availability of donor organs, and by the fact that the disease may recur after an initially successful transplantation.

As a result, despite the previously mentioned therapeutic interventions, it is recognized that PBC continues to progress in many patients and additional medical treatment is needed to address this disease.

Additional potential therapies in early stage clinical development for PBC include FXR agonists that act through the same mechanism of action as Ocaliva (tropifexor -LJN452-, GS-9674 and EDP-305), the mixed PPARα/δ agonist elafibranor, the dual PPARδ/γ agonist saroglitazar, the selective NOX inhibitor GKT137831, the oxy-sterol sulfate DUR-928, and the selective S1P receptor modulator etrasimod (APD334). GSK23306772 is an inhibitor of the Intestinal Bile Acid Transporter (IBAT) and is evaluated for the treatment of itch associated with PBC and maralixibat, another IBAT inhibitor, was recently discontinued for this indication due to lack of efficacy. NGM-282, a FGF-19 variant was also studied in PBC, but the clinical program has been re-focused towards the treatment of NASH.

Phase 2 Studies of Seladelpar in PBC

In November 2015, we initiated a Phase 2 study of seladelpar in patients with PBC. The study was a placebo controlled, double blind, dose ranging study of 12 weeks duration in patients who had an inadequate response to ursodiol, as characterized by a persistent elevation in AP. The study planned to enroll approximately 75 patients who were randomized to receive placebo, 50 or 200 mg daily doses of seladelpar. The goal of the study was to assess whether the improvements in biochemical markers of cholestasis observed previously for seladelpar in other patient populations would be observed in patients with PBC.

The primary endpoint was the percent change in AP. A secondary endpoint was the responder rate for patients achieving the composite criteria of serum AP values less than 1.67xULN with a decrease of at least 15% and with normal levels of total bilirubin (TBIL). AP values were blinded, but other secondary endpoints that are also recognized as biochemical markers of cholestasis, such as changes in GGT, TBIL and 5’-nucleotidase, were only blinded with respect to treatment group because they were part of the safety surveillance.

During the study, three cases of asymptomatic increases (5-8 times the upper limit of normal) in transaminases were observed (two in the 200 mg and one in the 50 mg cohorts). All three were reversible on discontinuation of treatment and were not accompanied by elevation of TBIL. After unblinding of study data, changes in the primary endpoint AP were analyzed using data available for the 38 subjects enrolled in the study and who had completed at least two weeks of treatment. The primary analysis of changes in AP were calculated using the last observation carried forward (LOCF) as specified in the study statistical analysis plan.

The mean decreases from baseline in AP for the 50 and 200 mg dose groups were 53% and 63%, respectively, vs. 2% for placebo (p < 0.0001 for both). There was no statistically meaningful difference in efficacy between both seladelpar groups. All patients on seladelpar who received treatment for 12 weeks (three on 50 mg and two on 200 mg) normalized their AP levels. Thus, in this study seladelpar demonstrated a rapid and potent anti-cholestatic effect in patients with PBC. The lack of a dose response suggested that lower doses could be effective as well.

Patients receiving study drug also demonstrated improvements in metabolic parameters, including reductions in LDL-C, and reductions in inflammatory markers (e.g. hs-CRP). Seladelpar was also associated with a decrease in a plasma marker of hepatic bile acid synthesis, 7α-hydroxy-4-cholesten-3-one (C4). Seladelpar did not appear to be associated with drug-induced pruritus. In summary, the study was discontinued early after review of safety and efficacy data demonstrated proof-of-concept for anti-cholestatic effects and it was recognized that another study was needed with further dose reduction to establish optimal clinical safety and efficacy.

In December 2016, we initiated a second Phase 2 study of seladelpar in patients with PBC. A prospectively planned interim analysis was conducted to evaluate the treatment effects of seladelpar. The study is an open label, randomized, dose-ranging study evaluating lower doses of seladelpar and the primary efficacy endpoint is the percent change in AP. Similarly, secondary outcomes are shared with the previous study.

In the first part of the study, initially planned for 26 weeks of treatment, patients at high risk of disease progression, with an inadequate response to UDCA, as characterized by a persistent elevation in AP, or who were intolerant to UDCA, received either 5 mg or 10 mg of seladelpar once daily. A planned interim analysis of the first 24 patients enrolled in these two dose groups demonstrated after 12 weeks of treatment a significant AP reduction from baseline of 39% and 45% for the 5 mg and 10 mg groups, respectively. On seladelpar, 45% of patients in the 5 mg and 82% of patients in the 10 mg dose groups had AP values < 1.67 ULN. AP is an established surrogate marker of disease progression in PBC and reaching a level of < 1.67 x ULN is a key component in the composite endpoint used for regulatory approval. Alongside substantial reductions in AP, patients in both dose groups experienced decreases in other liver markers of cholestasis including gamma glutamyl transferase and total bilirubin. Seladelpar also improved metabolic and inflammatory markers with patients experiencing decreases in LDL-C and high sensitivity C-reactive protein (hs-CRP).  There were no serious adverse events and no safety transaminase signal was observed at either dose. Instead, mean transaminase levels decreased over the course of treatment, further supporting seladelpar’s anti-inflammatory activity. Consistent with prior studies, there was no signal for drug-induced pruritus. These results were presented as a late-breaking abstract at the annual meeting of the American Association for the Study of Liver Disease (AASLD; Washington DC, October 2017). After sharing preliminary results from this study, the FDA agreed to allow continuation of seladelpar treatment beyond six months for the 5 mg and 10 mg doses. Following the planned interim analysis and in concordance with regulators, the study, in its second part, was thus modified to expand its sample size for the 5 and 10 mg doses (from N=12 per group to N=49 per group), include an additional arm of seladelpar 2 mg/day to complete the dose-ranging evaluation, and extend its duration to 52 weeks.

In addition, during the fourth quarter of 2017, we initiated a long-term safety extension study of seladelpar. The study is open to patients participating in a current or future PBC study that is part of our clinical development program. The first patients initially enrolled in the low dose Phase 2 study were transferred into the long-term safety extension study in December 2017.

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

There are currently no drugs approved by the FDA for the treatment of NASH. However, several clinical studies have been carried out or are underway with drug candidates that may affect disease outcomes in patients with non-cirrhotic NASH, including Phase 3 studies with OCA (Intercept Pharmaceuticals) and elafibranor (GFT505), a PPARα/δ agonist (Genfit SA), cenicriviroc, a CCR2/5 receptor antagonist (Allergan), and selonsertib, an ASK1 inhibitor (Gilead). Over two dozen other compounds are currently in Phase 2 development in NASH.

We believe seladelpar may have utility in treating patients with NASH. Seladelpar is a potent and selective PPARδ agonist, and is a key regulator of lipid metabolism, cholesterol transport, bile acid synthesis, and inflammation/fibrosis. Ligand binding to PPARδ results in activation and repression of its target genes by which it regulates the above processes. In the liver, PPARδ is expressed in hepatocytes, cholangiocytes, Kupffer and stellate cells (Iwaisako et al., 2012; Xia et al., 2012).

The mode of action for seladelpar in NASH was established in a diabetic and dyslipidemic obese mouse model (the foz/foz mouse model; Haczeyni et al., 2017).  These mice develop liver pathology similar to humans with NASH consisting of steatohepatitis complicated by pericellular fibrosis (Van Rooyen et al., 2011; Haczeyni et al., 2015).   The pathogenic progression of NASH and seladelpar’s actions in this model are broadly summarized as follows: (1) The accumulation of fat with an accompanying development of insulin resistance: Seladelpar reduced hepatic steatosis by increasing expression of genes associated with mitochondrial fatty acid oxidation, which was accompanied by restoration of full insulin sensitivity; (2) Cell stress and injury response: Seladelpar reduced hepatocellular toxic species, including lipotoxic lipids and free cholesterol, with strong reductions in apoptosis and cell regeneration response to injury.  There was a complete abrogation of cellular ballooning (necroinflammation), which is a defining characteristic of NASH; (3) Initiation and perpetuation of inflammation: Seladelpar treatment led to strong reductions in liver macrophages, which was accompanied by reductions in inflammatory mediators; (4) Extracellular matrix deposition and remodeling: Seladelpar reduced collagen deposition and characteristic fibrogenic transcripts that accompany stellate cell activation and fibrosis.  We are currently planning to start a Phase 2 study of seladelpar in patients with NASH in the first half of 2018.

Arhalofenate  (MBX-102) — Gout

Gouty arthritis, or gout, is the most common form of inflammatory arthritis in men and affects more than eight million people in the United States. Gout is caused by elevated levels of uric acid in the blood, or hyperuricemia. A great majority, approximately 90%, of gout patients have an under excretion of uric acid. The hallmark symptom of gout is a flare, characterized by debilitating pain, along with tenderness and inflammation of affected joints. Gout has a significant impact on patients’ quality of life and health care utilization. Patients experiencing gout flares miss an average of 4.6 more days of work per year than those without gout. Gout flares also result in increased health care utilization with approximately 35% of patients with moderate flare and 50% of patients with severe flare having at least one acute care visit per year.

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

MBX-2982

MBX-2982 is an oral, G-protein coupled receptor (GPR119) agonist being evaluated as a novel therapeutic agent for an undisclosed therapeutic indication.

GPR119 is expressed in pancreatic islet cells and gastrointestinal hormone secreting cells (enteroendocrine cells). Activation of GPR119 in pancreatic ß-islets either by natural (endogenous) substances or by drugs developed to interact with it (GPR119 agonists) results in direct stimulation of glucose-dependent insulin secretion in vitro. Activation of GPR119 in intestinal enteroendocrine cells either by endogenous substances or by GPR119 agonists results in stimulation of glucagon-like peptide 1 (GLP-1) and gastrointestinal inhibitory peptide release, and subsequent enhanced glucose-dependent insulin secretion and suppression of glucagon, leading to improved acute glucose tolerance, both in vitro and in vivo. MBX-2982 was synthesized and screened as a GPR119 agonist, and is capable of activating endogenous GPR119 in a cell line over-expressing the receptor. MBX-2982 has been shown to increase glucose-dependent insulin secretion in both in vitro and in animal models. MBX-2982 also increases incretin hormone levels in animals, which may contribute to its pharmacological effects.

Nonclinical studies show that MBX-2982 has desirable effects on blood glucose levels, and this effect is additive to the effect of the dipeptidyl peptidase-4 (DPP-4) inhibitor, sitagliptin. Based on these results, there may be an important role for MBX-2982 as a novel therapeutic agent.

Extensive preclinical toxicological studies (up to 6 months in rats and dogs) have been completed, and PK profiling of MBX-2982 has shown low potential for safety risk. We filed an IND for MBX-2982 with the FDA in January 2008.

Clinical Studies with MBX-2982

Four Phase 1 clinical studies and one Phase 2 clinical study with MBX-2982 have been completed and the safety review showed no safety or tolerability concerns with escalating doses (25, 100, and 300 mg/day) tested for up to 4 weeks of dosing. MBX-2982 at doses of 25, 100, and 300 mg exhibited a profile consistent with a once daily oral drug and appeared to be safe and was well tolerated.  Based on these results, we believe further evaluation is warranted for MBX-2982 in pre-clinical models for undisclosed indications.  If successful, the next step would be evaluation in a clinical proof-of-concept study.

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

Collaborations and Licensing Agreements

We have entered into various arrangements with licensors and licensees. Our current significant collaborations are summarized below.

Kowa Pharmaceuticals America, Inc.: In December 2016, we entered into an exclusive license agreement with Kowa Pharmaceuticals America, Inc. for the development and commercialization of arhalofenate in the U.S. Pursuant to the license agreement, we granted to Kowa an exclusive license to certain patent rights and technology related to arhalofenate. Kowa will have exclusive rights to, among other things, develop, use, manufacture, sell and otherwise exploit the licensed technology in the United States (including all possessions and territories). Under the license agreement, Kowa paid us an up-front payment of $5 million in January 2017, and in January 2018 we received a $5 million milestone payment for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. We are entitled to receive an additional milestone payment of $5 million on the initiation of a Phase 3 study and up to an additional of $190 million upon the achievement of additional development and sales milestones, and tiered, double digit royalties on future net sales of arhalofenate products. Kowa is responsible for all development and commercialization costs in the US. We retain full development and commercialization rights for the rest of the world and intend to partner arhalofenate in geographies outside the U.S. and its possessions and territories.

Johnson and Johnson: In June 2006, we entered into a license agreement with Janssen Pharmaceutical NV (Janssen NV), an affiliate of Johnson and Johnson, in which we received an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPARδ compounds (the “PPARδ Products”) with the right to grant sublicenses to third parties to make, use and sell such PPARδ Products. Under the terms of the agreement, we have full control and responsibility over the research, development and registration of any PPARδ Products and are required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARδ Products. Janssen NV has a right of first negotiation under the agreement to license a particular PPARδ Product from us in the event that we elect to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARδ Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARδ Products. Under the terms of the agreement, if we do not expend more than a de minimus amount of effort and resources on the research and/or development of at least one PPARδ product, such action would constitute a default under the agreement. In addition, if we fail to use diligent efforts to promote, market and sell any PPARδ Product under the agreement, such action would constitute a default under the agreement. In the event of such default, or upon our termination of the agreement, we are obligated to grant Janssen NV a worldwide, exclusive, irrevocable license under the agreement in all information that is controlled, developed or acquired by us which relate to a PPARδ compound or PPARδ Product and in all patents that are filed during the term of the agreement with a priority date after the effective date of the agreement and relate to a PPARδ compound or PPARδ Product.

In June 2010, we entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen) to further develop and discover undisclosed metabolic disease target agonists for the treatment of Type 2 diabetes and other disorders and received a one-time nonrefundable technology access fee related to the agreements. We received a termination notice from Janssen, effectively ending these development and licensing agreements in early April 2015. In December 2015, we exercised an option pursuant to the terms of one of the original agreements to continue work to research, develop and commercialize compounds with activity against an undisclosed metabolic disease target. Janssen granted us an exclusive, worldwide license (with rights to sublicense) under the Janssen know-how and patents to research, develop, make, have made, import, use, offer for sale and sell such compounds. We have full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease target and are required to use diligent efforts to conduct all such activities.

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

Research and Development

We do not currently own or operate research and development facilities. We rely on contract service providers (CSPs) including clinical research organizations, clinical trial sites, central laboratories and other service providers to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CSPs to monitor and manage data for our ongoing clinical programs for our product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CSPs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CSPs does not relieve us of our regulatory responsibilities. We also rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us, which could also adversely affect the progress of our research, development and commercialization objectives.

Intellectual Property

We own and co-own approximately 50 United States patents, 150 foreign patents, as well as 20 United States patent applications and 120 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. In addition, we license from third parties approximately 20 United States patents and 5 United States patent applications, 300 foreign patents and 50 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. These patents and patent applications include claims covering various aspects of our product pipeline and research and development strategies, including: arhalofenate crystal forms, methods of use both alone and in combination with other drugs and methods of manufacture, certain PPARδ agonists (including seladelpar), their compositions and uses, certain GPR119 agonist compositions and uses and undisclosed metabolic disease target agonist compositions and uses.

The arhalofenate portfolio consists of approximately 100 issued patents and 50 pending patent applications relating to composition, method of use or methods of manufacture. We believe our issued patents protect arhalofenate through at least 2019-2032 before accounting for any potential patent term extension. The seladelpar portfolio consists of approximately 300 issued patents and 100 pending patent applications related to composition and method of use that we believe protect it through at least 2025-2035 before accounting for any potential patent term extension. Patent and trade secret protection is critical to our business. Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property, to extend the life of patents covering our product candidates, to preserve trade secrets and proprietary know-how, and to operate without infringing the patents and proprietary rights of third parties.

Manufacturing

We do not currently own or operate manufacturing facilities for the production or testing of seladelpar, arhalofenate or other product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third party contract manufacturers to obtain all of our required raw materials, Active Pharmaceutical Ingredients (APIs) and finished products for our clinical studies for seladelpar. We have executed manufacturing agreements for our API and clinical supplies of seladelpar and arhalofenate with established manufacturing firms that are responsible for sourcing and obtaining the raw materials necessary for the finished products. The raw materials necessary to manufacture the API for seladelpar and arhalofenate are available from more than one source.

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and significant innovation. Although we believe that our development expertise and scientific knowledge provide us with advantages over our competitors, particularly in the therapeutic areas in which we are focused, other biopharmaceutical companies in the industry may be able to develop therapeutics that are able to achieve better results. Our competitors include pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, technical and human resources than we have.

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

Ocaliva was approved by the FDA and European Medicines Agency in 2016 for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. Ocaliva also received orphan designations in the U.S. and the E.U. A Phase 3 study was completed with a primary composite endpoint defined as a responder rate comprised of the percentage of patients with AP < 1.67 times upper limit of normal with a decrease in AP of at least 15% and total bilirubin less than or equal to upper limit of normal. This study met its goals and Ocaliva was granted accelerated approval based on meeting this primary composite endpoint.

Although not approved for use in PBC, off-label use of fibrate drugs has been reported, though many fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. Other therapies, such as colchicine, methothrexate, prednisone and multiple immunosuppressive regimens have been attempted. However, their efficacy is limited or unproven, and they are associated with multiple side-effects impacting tolerance and safety. Liver transplantation improves survival in patients with PBC, and it is the only effective treatment for those with liver failure. Liver transplantation however is problematic because of its costs, the limited availability of donor organs, and by the fact that the disease may recur after an initially successful transplantation.  As a result, despite the previously mentioned therapeutic interventions, it is recognized that PBC continues to progress in many patients and additional medical treatment is needed to address this disease.

Additional potential therapies in early stage clinical development for PBC include FXR agonists that act through the same mechanism of action as Ocaliva (tropifexor (LJN452, Novartis Pharmaceuticals Corp.), GS-9674 (Gilead Sciences, Inc.) and EDP-305 (Enanta Pharmaceuticals, Inc.)), the mixed PPARα/δ agonist elafibranor, the dual PPARα/γ agonist saroglitazar, the selective NOX inhibitor GKT137831, the oxy-sterol sulfate DUR-928, and the selective S1P receptor modulator etrasimod (APD334) (Arena Pharmaceuticals, Inc.). GSK23306772 is an inhibitor of the Intestinal Bile Acid Transporter (IBAT) and is evaluated for the treatment of itch associated with PBC and maralixibat, another IBAT inhibitor, was recently discontinued for this indication due to lack of efficacy. NGM-282, a FGF-19 variant was also studied in PBC, but the clinical program has been re-focused towards the treatment of NASH.

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

Research & Development Costs

Our research and development costs for the years ended December 31, 2017, 2016 and 2015, all of which are borne by us, were $18.9 million, $15.9 million, and $17.0 million, respectively.

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

Corporate Information

CymaBay Therapeutics, Inc., formerly Metabolex, Inc., was incorporated under the laws of the State of Delaware on October 5, 1988, originally under the name Transtech Corporation. Our executive offices are located at 7999 Gateway Blvd., Suite 130, Newark, CA 94560. The telephone number at our executive office is (510) 293-8800. Our corporate website address is www.cymabay.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We had revenues of $10 million in 2017 and had no revenues in 2016 and 2015. All our long-lived assets are located in the United States.

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

We could remain an emerging growth company for up to five years or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we becomes a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period and (iv) the last day of 2019, which will be the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act (a date which occurred in July 2014).

Employees

As of February 28, 2018, we had 26 full-time employees.

Executive Officers of the Registrant

As of February 28, 2018, our executive officers and key other officers were as follows:

Name	Age	Position Held With CymaBay
Executive Officers
Sujal Shah	44	President & Chief Executive Officer
Pol Boudes, M.D.	60	Chief Medical Officer
Charles A. McWherter, Ph.D.	62	Senior Vice President, Chief Scientific Officer
Paul T. Quinlan	55	General Counsel and Corporate Secretary
Daniel Menold	48	Vice President, Finance
Key Other Officers
Klara Dickinson	50	Senior Vice President, Regulatory and Quality
Robert L. Martin, Ph D	55	Senior Vice President, Manufacturing and Nonclinical Development
Patrick J. O’Mara	56	Senior Vice President, Business Development

Biographical Information

Executive Officers

Sujal Shah has served as our President and Chief Executive Officer since November 2017. Prior to that he served as our Interim President and Chief Executive Officer from March 2017 to November 2017. From December 2013 to March 2017, Mr. Shah served as Chief Financial Officer. Prior to that he served as a consultant and acting Chief Financial Officer for us from June 2012 to December 2013. From 2010 to 2012, Mr. Shah served as Director, Health Care Investment Banking for Citigroup Inc., where he was responsible for managing client relationships and executing strategic and financing related transactions for clients focused in life sciences. From 2004 to 2010 Mr. Shah was employed with Credit-Suisse, last serving in the capacity as Vice President, Health Care Investment Banking Group. Mr. Shah currently serves on the Executive Advisory Board of the Chemistry of Life Processes Institute at Northwestern University. Mr. Shah received a MBA from Carnegie Mellon University – Tepper School of Business and M.S. and B.S. degrees in Biomedical Engineering from Northwestern University.

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

Paul T. Quinlan has served as our General Counsel and Secretary since December 2017. Previously, he served as General Counsel and Secretary at TerraVia Holdings, Inc. (formerly Solazyme, Inc.) since 2010, where he was responsible for the general supervision of the company’s legal affairs. From 2005 to 2010, Mr. Quinlan was General Counsel and Secretary at Metabolex, Inc. and from 2000 to 2005, Mr. Quinlan held various positions in the legal department at Maxygen, Inc., most recently that of Chief Corporate Securities Counsel. Prior to joining Maxygen, Mr. Quinlan was an associate at Cooley LLP and Cravath, Swaine & Moore LLP. Mr. Quinlan obtained a law degree from Columbia University Law School and a M.Sc. in Medical Biophysics from the University of Toronto.

Daniel Menold has served as our Vice President, Finance since April 2017, and was previously our Corporate Controller since January 2014. Prior to joining CymaBay, Mr. Menold served as Corporate Controller for technology firm Zoosk, Inc., from 2011 to 2013, where he was responsible for the accounting and financial reporting functions and as Controller and Director of Accounting at Affymetrix. Prior to 2005, he also held accounting and finance positions of increasing responsibility at public and private life sciences and high technology companies in the Silicon Valley. Earlier in his career, Mr. Menold was at Ernst & Young where he was an audit manager and served on audits of life sciences and high technology companies. Mr. Menold received a M.S. in accounting and B.S. in finance from The University of Virginia McIntire School of Commerce.

Key Other Officers

Klara Dickinson has served as our Senior Vice President Regulatory Affairs and Quality Assurance since June 2017. Previously, she served as Senior Vice President, Chief Regulatory Officer of Anthera. From 2007 to 2014, she was Senior Vice President of Regulatory Affairs and Compliance at Hyperion Therapeutics Inc. Ms. Dickinson also spent three years at CoTherix, Inc. as Vice President, Regulatory Affairs and Healthcare Compliance Officer, and held various positions at biopharmaceutical companies Scios, Inc. and DEY Laboratories, a subsidiary of Mylan, Inc. Ms. Dickinson holds a B.S. in Biology from the College of Great Falls in Montana and is certified by the Regulatory Affairs Certification Board.

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

Patrick J. O’Mara has served as our Senior Vice President, Business Development since January 2017. Previously he served as our Vice President, Business Development from 2006 through 2016. He served as our Sr. Director of Business Development, from 2004 to 2006, our Director of Business Development from 2000 to 2004 and our Manager of Business Development from 1997 to 2000. Mr. O’Mara served as our Manager of Laboratory Operations from 1991 to 1997. Mr. O’Mara received a B.A. in Biochemistry from the University of California, Berkeley.

Item 1A. Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.

We have incurred significant net losses in each year since our inception, including a net loss of approximately $27.6 million and $26.7 million for the years ended December 31, 2017, and 2016, respectively. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of December 31, 2017, we had cash, cash equivalents and marketable securities of approximately $97.2 million. In January 2018 we received proceeds of $5.0 million from our license agreement with Kowa, and in February 2018 we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 per share in an underwritten public offering raising net proceeds of $135.5 million. We believe that these funds, in the aggregate will allow us to continue operation with our current operating plan into 2021. If appropriate opportunities become available, we intend to seek to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidate seladelpar (MBX-8025).

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

Beyond the plan of operations outlined above, our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies, including in particular the Phase 2 and Phase 3 studies of seladelpar;
•	the extent to which we receive the milestone payments and royalties under our licensing agreement with Kowa;
•	the extent to which we are able to out-license arhalofenate outside of the United States;

•	the need for additional or expanded clinical studies;
•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration and validation program;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;
•	the extent of our other development activities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing products and market developments.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates.

We are dependent on our partner, Kowa Pharmaceuticals America, Inc., for the successful development, regulatory approval and commercialization of arhalofenate in the United States.

In December 2016, we entered into an exclusive licensing agreement with Kowa Pharmaceuticals America, Inc., or Kowa, for the development and commercialization of arhalofenate in the U.S. (including all possessions and territories). The terms of our licensing agreement with Kowa provide them with exclusive authority over the development and commercialization plans for arhalofenate in the U.S. and the execution of those plans. We have no effective influence over those plans and are dependent on Kowa’s decision making. In January 2018 we received a $5.0 million milestone from Kowa for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. Under the license agreement, Kowa has also agreed to pay an additional milestone payment of $5.0 million on the initiation of Phase 3, and we are eligible to receive up to an additional $190.0 million in payments based upon the achievement of additional development and sales milestones. We are also eligible to receive tiered, double digit royalties on future sales of arhalofenate products.

We are dependent upon Kowa to develop arhalofenate further. Any significant changes to Kowa’s business strategy and priorities, over which we have no control, could adversely affect Kowa’s willingness or ability to complete their obligations under our licensing agreement and could result in harm to our business and operations. Subject to contractual diligence obligations, Kowa has complete control over and financial responsibility for arhalofenate’s development program and regulatory strategy and execution, and we are not able to control the amount or timing of resources that Kowa will devote to the product. If Kowa does not diligently pursue the development or commercialization of arhalofenate, we will not receive any further payments under the licensing agreement and our ability to derive value from arhalofenate will be seriously harmed. Further, regardless of Kowa’s efforts and expenditures for the further development of arhalofenate, the results of such additional clinical investigation may not provide positive results and may not result in a commercial product due to regulatory or other reasons similar to those described below with respect to seladelpar.

The current plan is to use arhalofenate in combination with febuxostat, a treatment for gout currently marketed by Takeda Pharmaceuticals. However, in November 2017, the FDA issued an alert noting that preliminary results from a safety clinical trial of febuxostat showed an increased risk of heart-related death with febuxostat compared to another gout medicine called allopurinol. The FDA recommended that health care professionals consider this safety information when deciding whether to prescribe or continue patients on febuxostat. It is not known whether this safety information and/or the FDA alert will have a significant impact on the continued use of febuxostat.  Reduced use of febuxostat could have a significant negative affect on the development prospects of arhalofenate and could negatively impact the willingness or ability of Kowa to continue development of arhalofenate

We do not intend to invest further in the development and commercialization of arhalofenate, and currently intend to out-license the rights to arhalofenate outside of the United States.

In December 2016, we entered into an exclusive licensing agreement with Kowa for the development and commercialization of arhalofenate in the U.S. (including all possessions and territories). We currently intend to out-license the development and commercialization of arhalofenate outside of the U.S., and do not intend to invest further in the development and commercialization of arhalofenate. However, there is no guarantee that our efforts to out-license arhalofenate in countries outside of the U.S. will result in any licensing agreements or, if they do result in licensing agreements, that we will derive any value from those agreements. The terms of those licensing agreements, if any, we expect will provide the licensee with exclusive authority over the development and commercialization plans for arhalofenate in the jurisdiction(s) covered by the licensing agreement, and that we will have no influence over the actions of the licensees and will be dependent on their decision making. In the event that we are not able to enter into any further license agreements, or the licensees’ do not, or are not able to, develop or commercialize arhalofenate in their respective jurisdictions, our ability to derive further value from arhalofenate will be seriously harmed.

Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize our product candidates.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	the performance of Kowa under our licensing agreement, including whether development milestones and regulatory approvals regarding arhalofenate are achieved;
•	our ability to out-license arhalofenate in jurisdictions outside of the United States;
•	obtaining favorable results for, and advancing the development of, seladelpar; and
•	generating a pipeline of product candidates.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. If appropriate opportunities become available, we intend to seek to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. We do not have any committed external source of funds.

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. In July 2015, we completed the issuance of 8,188,000 shares of our common stock at a public offering price of $2.81 per share and in February 2017, we completed the issuance of 5,181,348 shares of our commons stock at a public offering price of $1.93 per share in underwritten public offerings. In January 2017, we issued 124,100 shares at a public offering price of $2.48 per share under our at-the-market facility. Also, in July 2017 we completed the issuance of 14,950,000 shares of our common stock at a public offering price of $6.50 per share and in February 2018, we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 in underwritten public offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. For example, in December 2016 we entered into an agreement to license our right to develop and commercialize arhalofenate for the treatment of gout in the U.S. in exchange for consideration including (i) a $5.0 million upfront payment, (ii) a $5.0 million milestone payment for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment, (iii) eligibility to receive an additional milestone payment of $5.0 million on the initiation of Phase 3, as well as (iv) up to an additional $190.0 million in payments based upon the achievement of additional development and sales milestones and (v) tiered, double digit royalties on any product sales.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.  However, we have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

For as long as we continue to be an emerging growth company, we do intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). As a result of our reliance on these exemption, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If investors find our common stock less attractive as a result of our status as an emerging growth company, there may be less liquidity for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of 2019.

Risks Related to Clinical Development and Regulatory Approval

We depend on the success of our product candidates, in particular seladelpar, which is still under clinical development and we may not obtain regulatory approval or successfully commercialize this product candidate.

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates, including seladelpar, which has completed multiple Phase 1 and Phase 2 clinical trials. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In July 2017, we announced positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with PBC. During the fourth quarter of 2017, we initiated enrollment in a long-term extension study of seladelpar in patients with PBC. The success of seladelpar will depend on many factors, including the following:

•	successful enrollment and completion of clinical trials;
•	recognition by the FDA and other regulatory authorities outside of the U.S. of orphan disease designation for seladelpar in target indications in addition to those already obtained;
•	receipt of marketing approvals from the FDA and regulatory authorities outside the U.S. for seladelpar;
•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;
•	launching commercial sales of the product, whether alone or in collaboration with others;
•	acceptance of the product by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the product following approval; and
•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

We have completed numerous Phase 1 and Phase 2 clinical studies with seladelpar. However, we have never conducted a Phase 3 clinical trial, have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for seladelpar. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

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

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we undertake additional clinical trials of seladelpar. We also will need to raise substantial additional capital in the future to complete the development and commercialization of seladelpar. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development.

Negative or inconclusive results of our future clinical trials of seladelpar, or any other clinical trial we conduct, could cause the FDA to require that we repeat or conduct additional clinical studies. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates may be adversely impacted.

We have commenced testing of seladelpar in clinical studies for the indications that we are currently pursuing for seladelpar, including Primary Biliary Cholangitis (PBC)). If seladelpar does not demonstrate safety or efficacy in the treatment, or if the benefits of treatment with seladelpar do not outweigh the risks, our ability to successfully develop and commercialize seladelpar may be adversely affected.

We commenced clinical trials of seladelpar for the indications for which we currently are pursuing, including PBC and seladelpar may not be demonstrated to be effective in treatment of this or other indications we may target.

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

Events that may result in delays or unsuccessful completion of clinical trials, including our future clinical trials for seladelpar, include the following:

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

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our product candidates.

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

We have obtained orphan-drug designations for seladelpar for the treatments of PBC, HoFH and Frederickson Type I or V hyperlipoproteinemia. That exclusivity, or any other orphan exclusivity we may receive for another product candidate or indication, may not effectively protect the candidate from competition because: different drugs can be approved for the same condition; the same drugs can be approved for different indications and prescribed off-label; and the first entity with an orphan drug designation to receive regulatory approval for a particular indication will receive marketing exclusivity. If one of our product candidates that receives an orphan drug designation, including seladelpar, is approved for a particular indication or use within the rare disease or condition, the FDA may later approve the same product for additional indications or uses within that rare disease or condition that are not protected by our exclusive approval. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target population, more effective or makes a major contribution to patient care.

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

Even if we obtain FDA approval for seladelpar or any of our other product candidates in the United States, we may never obtain approval for or commercialize seladelpar or any of our other product candidates outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the U.S., we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials that could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified by the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of our products. An alternative vendor would need to be qualified through a supplemental registration, which would be expensive and could result in further delay. The FDA or other regulatory agencies outside of the U.S. may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production. These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products, and cause us to incur additional costs. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, the supply chain for our products may be delayed, which could inhibit our ability to generate revenues.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of our products.

We expect to increase the manufacturing batch sizes of our products in preparation of late stage clinical development and commercial supplies. As the processes are scaled up they may reveal manufacturing challenges or previously unknown impurities that could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of our products. In the future, we may identify manufacturing issues or impurities that could result in delays in the clinical program and regulatory approval for our products, increases in our operating expenses, or failure to obtain or maintain approval for our products.

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

We and our CSPs are required to comply with the FDA’s guidance, which follows the International Conference on Harmonization Good Clinical Practice (ICH GCP), which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces the ICH GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CSPs fail to comply with the ICH GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Our CSPs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CSPs may also have relationships with other entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities that could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CSPs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CSPs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

The life sciences industry is highly competitive, and we face significant competition from other pharmaceutical, biopharmaceutical and biotechnology companies and possibly from academic institutions, government agencies and private and public research institutions that are researching, developing and marketing products designed to address treatments the we are seeking to treat. Our competitors generally have significantly greater financial, manufacturing, marketing and drug development resources. Large pharmaceutical companies, in particular, have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing of, drugs. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

These developments may render our product candidates obsolete or noncompetitive. Compared to us, potential competitors may have substantially greater:

•	research and development resources, including personnel and technology;
•	regulatory experience;
•	experience in pharmaceutical development and commercialization;
•	ability to negotiate competitive pricing and reimbursement with third-party payors;
•	experience and expertise in the exploitation of intellectual property rights; and
•	capital resources.

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

Formulary approval and reimbursement may not be available for seladelpar and our other product candidates, which could make it difficult for us to sell our products profitably.

Obtaining formulary approval can be an expensive and time consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to promote our product candidates, including seladelpar, into our target markets. Failure to obtain timely formulary approval will limit our commercial success.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist that might be enforced against our products or product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

We license certain key intellectual property from third parties, and the loss of our license rights could have a materially adverse effect on our business.

We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example:

1) We rely on an exclusive license to certain patents and know-how from Janssen Pharmaceutical NV (Janssen NV), which include seladelpar and certain other PPARδ compounds (the “PPARδ Products”). Under the exclusive license with Janssen NV we have full control and responsibility over the research, development and registration of any PPARδ Products and are required to use diligent efforts to conduct all such activities. If we fail to comply with our obligations under our agreement with Janssen NV, including our obligations to expend more than a de minimus amount of effort and resources on the research and/or development of at least one PPARδ product, to make any payment called for under the agreement, not to disclose any non-exempt confidential information related to the agreement, or to use diligent efforts to promote, market and sell any PPARδ Product under the agreement, such action would constitute a default under the agreement and Janssen NV may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the Janssen NV license, seladelpar, which would have a materially adverse effect on our business.

2) We rely on an exclusive license to certain patents, proprietary technology and know-how from DiaTex, which include arhalofenate. During the term of the exclusive license with DiaTex we may perform research and development of compounds and products for the treatment of human disease based on the patents, proprietary technology and know-how from DiaTex. If we fail to comply with our obligations under our agreement with DiaTex, including our obligations to pay royalty payments during the development and commercialization of arhalofenate, or if we are subject to a bankruptcy, DiaTex may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the DiaTex license, arhalofenate, which could have an adverse effect on our business.

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

As of February 28, 2018, we had 26 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Risks Relating to Owning Our Common Stock

An active trading market for our common stock may not continue and the market price for our common stock may decline in value.

Our common stock is listed on the Nasdaq Capital Market under the symbol “CBAY”. Historically, trading volume for our common stock has been limited. The historical trading prices of our common stock on the Nasdaq Capital Market may not be indicative of the price levels at which our common stock will trade in the future, and we cannot predict the extent to which investor interest in us generally will continue to support an active public trading market for our common stock or how liquid will be that public market.

Our stock price is volatile, and our stockholders’ investment in our stock could decline in value.

The historical trading price of our common stock has been volatile. Our stock price may continue to be subject to wide fluctuations in response to a variety of factors, including:

•	adverse results or delays in preclinical testing or clinical trials;
•	inability to obtain additional funding;
•	any delay in filing an IND or NDA for any of our future product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of an IND or NDA;
•	failure to maintain our existing collaborations or enter into new collaborations;
•	failure of our collaboration partners to elect to develop or commercialize product candidates under our collaboration agreements or the termination of any programs under our collaboration agreements;
•	failure by us or our licensors and collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	failure to successfully develop and commercialize our future product candidates;
•	changes in laws or regulations applicable to future products;

•	inability to obtain adequate product supply for our future product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaboration partners or our competitors;
•	announcements of significant or potential equity or debt sales by us;
•	announcements of clinical trial plans or results by us;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales, or sales, at any level, by insiders that are reported on Form 4, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned product development efforts, in particular clinical trial, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in February 2017, we completed the issuance of 5,181,348 shares of our common stock at a public offering price of $1.93 per share in an underwritten public offering for the net proceeds to us of $9.2 million, in July 2017 we completed the issuance of 14,950,000 shares of our common stock at a public offering price of $6.50 per share in an underwritten public offering for net proceeds to us of approximately $91.3 million. In addition, in December 2017 we filed a $200 million shelf registration statement on Form S-3 with the SEC, and in February 2018 we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 per share in an underwritten public offering for net proceeds to us of approximately $135.5 million. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of February 28, 2018, was 263,933 shares.

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

Our share price is volatile, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is located in Newark, California. We entered into a lease for our corporate office in November 2013 that commenced on January 16, 2014, and expires at January 15, 2019 with an option to extend the lease for an additional three years. We believe that we will be able secure facilities space to meet our requirements prior to the expiration of our current lease.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is listed on the Nasdaq Capital Market under the symbol “CBAY”. On February 28, 2018, the last reported sale price of our common stock on the Nasdaq Capital Market was $14.89 per share. As of February 28, 2018, there were approximately 263 holders of record of our common stock, although there are a substantially greater number of “beneficial holders”, whose shares are held of record by banks, brokers and other financial institutions in “street name.”

The following table sets forth the high and low sales prices per share of our common stock as reported on the  Nasdaq Capital Market for the periods indicated. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Year Ended December 31, 2016	High	Low
First Quarter	$1.86	$0.82
Second Quarter	$3.04	$1.33
Third Quarter	$2.59	$1.48
Fourth Quarter	$2.39	$1.15

Year Ended December 31, 2017	High	Low
First Quarter	$4.30	$1.60
Second Quarter	$5.76	$3.36
Third Quarter	$8.26	$5.44
Fourth Quarter	$9.31	$7.67

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

Our lead product candidate, seladelpar, is a potent and selective agonist of PPARδ, a nuclear receptor that regulates genes involved in bile acid/sterol, lipid and glucose metabolism and inflammation. We are currently developing seladelpar for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver. We are also planning to develop seladelpar for the treatment of nonalcoholic steatohepatitis (NASH), a prevalent and serious chronic liver disease caused by excessive fat accumulation in the liver that results in inflammation and cellular injury that can progress to fibrosis and cirrhosis, and potentially liver failure and death.

Data from two Phase 2 studies of seladelpar in patients with PBC have established seladelpar’s anti-cholestatic and anti-inflammatory effects. In July 2017, we announced positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with PBC. In the first part of the study, patients with an inadequate response to ursodeoxycholic acid (UDCA), as characterized by a persistent elevation in alkaline phosphatase (AP), or who were intolerant to UDCA, received either 5 mg or 10 mg of seladelpar once-daily. A planned interim analysis of these two dose groups demonstrated after 12 weeks of treatment a significant AP reduction from baseline of 39% and 45% for the 5 mg and 10 mg groups, respectively. On seladelpar treatment, 45% of patients in the 5 mg and 82% of patients in the 10 mg dose groups, had AP values < 1.67 times the upper limit of normal (ULN). AP is a recognized biomarker of cholestasis, and reaching a level of < 1.67 ULN after one year of treatment is the key component in the composite endpoint used for regulatory approval. In addition to the reduction in AP, patients in both dose groups experienced decreases in other liver markers of cholestasis including gamma glutamyl transferase and total bilirubin. Seladelpar also improved metabolic and inflammatory markers with patients experiencing decreases in low-density lipoprotein-C and high sensitivity C-reactive protein. There were no serious adverse events and no safety transaminase signal was observed at either dose. Instead, mean transaminase levels decreased over the course of treatment, further supporting seladelpar’s anti-inflammatory activity. Consistent with prior studies, there was no signal for drug-induced pruritus.

In 2017, the study was amended to expand the number of patients in the 5 and 10 mg dose groups and to extend dosing to 52-weeks. In addition, a 2 mg dose group was added in order to identify a minimally effective dose. We expect to report data on a subset of patients in the study through 26-weeks of dosing in the first half of 2018 and a subset through 52-weeks of dosing in the second half of 2018. In the first half of 2018, we also plan to conclude End of Phase 2 and Scientific Advice discussions with the FDA and European Medicines Agency (EMA), respectively, in order to finalize the design of our Phase 3 study of seladelpar in patients with PBC which we intend to initiate in the second half of 2018.

In November 2016, the FDA granted orphan drug designation to seladelpar for the treatment of PBC, and in September 2017, the EMA’s Committee for Orphan Medicinal Products (COMP) similarly granted orphan drug designation to seladelpar for the treatment of PBC. In October 2016, seladelpar received EMA PRIority MEdicines (PRIME) designation for the treatment of PBC.

We believe that seladelpar could also have utility in the treatment of NASH. Seladelpar was found to reverse NASH pathology, decrease fibrosis, inflammation, hepatic lipids and reverse insulin resistance in the foz/foz mouse which is a diabetic obese model of NASH. We are currently planning to start a Phase 2 study of seladelpar in patients with NASH in the first half of 2018.

Our second product candidate, arhalofenate, is a dual-acting anti-inflammatory and uric acid lowering agent being developed for the treatment of gout. In 2016, we entered into an exclusive licensing agreement granting Kowa Pharmaceuticals America, Inc. the rights to develop and commercialize arhalofenate in the U.S. (including all possessions and territories). Arhalofenate has been studied in five Phase 2 clinical trials in patients with gout and consistently demonstrated the ability to reduce gout flares and reduce serum uric acid (sUA). Gout flares are recurring and painful episodes of joint inflammation that are triggered by the presence of monosodium urate crystals that form as a result of elevated sUA levels. We believe the potential for arhalofenate to prevent or reduce flares while also lowering sUA could differentiate it from currently available treatments for gout and classify it as the first potential drug in what we believe could be a new class of gout therapy referred to as Urate Lowering Anti-Flare Therapy (ULAFT). Arhalofenate has established a favorable safety profile in clinical trials involving over 1,100 patients exposed to date. Under the terms of the agreement with Kowa, we received an up-front payment of $5.0 million, and in January 2018 we received a $5.0 million milestone payment for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. We are entitled to receive an additional milestone payment of $5.0 million on the initiation of a Phase 3 study and up to an additional $190.0 million in payments based upon the achievement of specific development and sales milestones. We are also eligible to receive tiered, double digit royalties on future sales of arhalofenate products. Kowa will be responsible for all development and commercialization costs. We retain full development and commercialization rights for the rest of the world and intend to partner arhalofenate in geographies outside the U.S. and its possessions and territories.

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

On November 7, 2014, we filed a $100 million registration statement on Form S-3 with the SEC, which registration statement included an at-the-market facility (ATM) with Cantor Fitzgerald & Co to sell up to $25 million of common stock under the registration statement. We sold shares of common stock under the ATM with aggregate net proceeds to us of $4.5 million. We terminated the ATM in March 2017.

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

On May 11, 2017 we filed a $100 million shelf registration statement on Form S-3, which was declared effective on June 29, 2017, and terminated our prior shelf registration statement. This new shelf registration statement included an at-the-market facility (New ATM) to sell up to $25 million of common stock under the new registration statement. We terminated the New ATM in July 2017.

On July 24, 2017, pursuant to the $100 million shelf registration statement on Form S-3, we completed the issuance of 14,950,000 shares of our common stock at $6.50 per share, which we refer to as our July 2017 public offering. Net proceeds to us in connection with the July 2017 public offering were approximately $91.1 million after deducting underwriting discounts, commissions and other offering expenses.

On December 29, 2017 we filed a new $200 million shelf registration statement on Form S-3, which was declared effective, and terminated our prior shelf registration statement.

On February 1, 2018, pursuant to a new $200 million shelf registration statement on Form S-3, we completed the issuance of 13,340,000 shares of our common stock at $10.80 per share, which we refer to as our February 2018 public offering. Net proceeds to us in connection with the February 2018 public offering were approximately $135.5 million after deducting underwriting discounts, commissions and other offering expenses.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2017, and 2016.

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

Warrant Liabilities

We have issued freestanding warrants to purchase shares of our common stock. These freestanding warrants are classified as liabilities in the balance sheet and remeasured at each reporting period at fair value as they contain terms for redemption that are outside our control and do not meet the criteria for equity classification. During the third quarter of 2017, we changed our valuation technique to value our warrant liability using the Black-Scholes option pricing model, the inputs for which include: exercise price of the warrants, market price of the underlying common shares, dividend yield, expected term, expected volatility, and a risk-free interest rate. Historically, we used a binomial option pricing model to revalue the warrant liabilities. The inputs for the binomial model are similar to the Black-Scholes model but can also incorporate other more complex inputs which in our case have previously included the expected timing, probability and valuation impact of certain potential strategic events that could impact the value of certain features of these warrants. During the third quarter of 2017, management concluded that no potential strategic events were expected to occur that could, upon their announcement, significantly impact the warrant valuation prior to the warrants’ expiration dates that begin in late 2018 and end in early 2019. The need to model and value such events no longer exists and therefore using the Black-Scholes option pricing model to determine the fair value of these warrants is considered to be a reasonable and appropriate valuation technique. We re-measure the fair value of all warrants at each financial reporting date with any changes in fair value being recognized as a component of other income (expense), net in the statements of operations and comprehensive income (loss). We will continue to re-measure the fair value of the warrant liabilities until exercise or expiration of the related warrants.

Results of Operations

General

To date, we have not generated any income from operations. As of December 31, 2017, we have an accumulated deficit of $450.5 million, primarily as a result of expenditures for research and development and general and administrative expenses. While we will generate revenue from our license arrangement with Kowa and may in the future generate revenue from a variety of other sources, including additional milestone payments from Kowa and license fees and milestone payments in connection with other strategic partnerships, arhalofenate and seladelpar are at a mid-level stage of development and our other product candidates are at the early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Our results of operations for 2017 and 2016 are presented below:

	Year Ended
	December 31,
($ in thousands)	2017	2016	Variance
Collaboration Revenue	$10,000	$—	$10,000
Operating expenses:
Research and development	18,938	15,941	2,997
General and administrative	12,387	9,645	2,742
Loss from operations	(21,325)	(25,586)	4,261
Interest expense, net	(459)	(1,161)	702
Other (expense) income, net	(5,773)	76	(5,849)
Net loss	$(27,557)	$(26,671)	$(886)

Collaboration Revenue

Collaboration revenue for the year ended December 31, 2017 and 2016 was $10.0 million and none, respectively. Collaboration revenue was recognized in 2017 upon the fulfillment of certain obligations and deliverables under our collaboration agreement with Kowa. Specifically, collaboration revenue of $4.8 million was recognized in the first quarter of 2017 primarily upon transfer of the license and related technical knowhow.  Additional collaboration revenue of $5.2 million was recognized in the fourth quarter of 2017 primarily due to the achievement of a collaboration milestone upon Kowa’s initiation of a study to evaluate the pharmacokinetics of arhalofenate in subjects with renal impairment and upon transfer of certain arhalofenate product to Kowa.

Research & Development Expenses

Conducting research and development is central to our business model. For the years ended December 31, 2017 and 2016, research and development expenses were $18.9 million and $15.9 million, respectively. Research and development expenses are detailed in the table below:

	Year Ended December 31,
($ in thousands)	2017	2016
Seladelpar Phase 2 clinical studies	$6,919	$5,978
Seladelpar drug manufacturing	5,042	3,100
Seladelpar other studies	418	55
Arhalofenate and other projects	(375)	615
Total Project Costs	12,004	9,748
Internal Research and Development Costs	6,934	6,193
Total Research and Development	$18,938	$15,941

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial and other materials; and
•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs increased by $2.3 million to $12.0 million from $9.7 million for the years ended December 31, 2017, and 2016, respectively. Project costs for the year ended December 31, 2017 and 2016 primarily consist of consisted of PBC-related clinical trial and drug manufacturing expenses for seladelpar. The increase was primarily due to increased manufacturing of seladelpar to support our ongoing lower dose Phase 2 PBC study, our long-term safety extension PBC study, and our planned Phase 3 PBC study and other seladelpar-related development activities. Internal research and development cost increased by $0.7 million for year ended December 31, 2017 as compared to December 31, 2016, primarily due to higher employee compensation related expenses incurred in support of our expanding clinical development activities.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. For example, as a result of the favorable interim PBC clinical trial results we announced in July 2017, we expanded and extended our ongoing PBC Phase 2 study and we intend to initiate a PBC Phase 3 study of seladelpar in the second half of 2018 along with other NDA-enabling studies. Furthermore, we are currently evaluating and planning for a potential Phase 2 clinical study in NASH in the first half of 2018. Accordingly, we expect to incur substantial costs to prepare for and conduct these clinical trials and other seladelpar-related development activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, rent and other general operating expenses not otherwise included in research and development. General and administrative expenses increased by $2.8 million, to $12.4 million from $9.6 million, for the years ended December 31, 2017 and 2016, respectively, primarily due to the recognition of $2.6 million in severance benefits expense associated with the retirement of Dr. Van Wart, our former chief executive officer. Accordingly, total estimated severance expenses consisted of $0.8 million in cash severance payments to be paid out within 12 months of Dr. Van Wart’s separation date as well as $1.8 million in stock-based compensation to reflect the vesting acceleration and an extension of time to exercise certain of his stock options.

Interest Expense, Net

Interest expense, net consists of interest expense due to our loan facility partially offset by interest income from our marketable securities. Interest expense, net decreased by $0.7 million, to $0.5 million from $1.2 million, for the years ended December 31, 2017 and 2016, respectively, primarily due to higher interest income earned from our marketable securities in the second half of 2017. Interest income rose because we invested a significant portion of the $91.1 million in proceeds received from our July 2017 public offering in marketable securities.

Other Income (Expenses), Net

Other income (expense), net primarily includes gains and losses resulting from the remeasurement of our investor and lender warrant liabilities at fair value. We use an option pricing model to revalue our warrant liabilities at each reporting date. A decline in the value of our warrant liabilities results in the recognition of a remeasurement gain. Conversely, an increase in the value of our warrant liabilities results in the recognition of a remeasurement loss. During the third quarter of 2017, we changed our valuation technique and began to revalue our warrants using a Black-Scholes option pricing model. Historically, we used a binomial option pricing model to revalue the warrant liabilities.

Other income, net reflected a loss of $5.8 million and a gain of $76,000 for the years ended December 31, 2017 and 2016, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. During the year ended December 31, 2017, the loss recognized was due primarily to an increase in the price of our common stock from $1.73 at December 31, 2016 to $9.20 at December 31, 2017. During the year ended December 31, 2016, the gain recognized was due primarily to a reduction in the expected term and volatility of our investor warrants, which are approaching expiration in September 2018. The changes in these assumptions offset the impact to the model of a slight increase in the price of our common stock from $1.69 at December 31, 2015, to $1.73 at December 31, 2016.

Income Taxes

As of December 31, 2017, we had federal net operating loss carryforwards of $255.7 million and state net operating loss carryforwards of $146.6 million to offset future taxable income, if any. In addition, we had federal research and development general tax credit carry forwards of $7.7 million, a federal research and development Orphan Drug Credit carryforward of $6.0 million, and state research and development tax credit carryforwards of $4.0 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2024 through 2037 and the state net operating loss carryforwards will expire beginning in 2028 through 2037. The state tax credit will carry forward indefinitely. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2017, we recorded a 100% valuation allowance against our deferred assets of approximately $88.9 million as our management believes it is more likely than not that they will not be fully realized.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“the Act”). The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the deferred tax re-measurements to be provisional. However, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax assets. Specifically, we remeasured certain deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21%. We expect to complete the remainder of our analysis within the measurement period in accordance with SAB 118. The ultimate impact may differ from provisional amounts we have recorded. Adjustments, if any, are not expected to impact to our statement of operations due to the full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. As of December 31, 2017, cash, cash equivalents and marketable securities totaled $97.2 million, compared to $17.0 million at December 31, 2016. Historical summaries of sales of our equity securities are noted below followed by overviews of sources of liquidity from our licensing and debt arrangements.

Equity Financings

During January 2017, we sold 124,100 shares of our common stock for net proceeds of $158,000 under our ATM facility with Cantor Fitzgerald & Co.

On February 7, 2017, pursuant to our 2014 shelf registration statement on Form S-3, we completed the issuance of 5,181,348 shares of our common stock at a public offering price of $1.93 per share in an underwritten public offering, which we refer to as the February 2017 public offering. Net proceeds to us in connection with the February 2017 public offering were approximately $9.2 million after deducting underwriting discounts, commissions and other offering expenses.

In March 2017, we terminated our ATM facility with Cantor Fitzgerald & Co. In June 2017, our new $100 million shelf registration statement on Form S-3 was declared effective, terminating our prior registration statement.

On July 24, 2017, pursuant to our $100 million shelf registration statement on Form S-3, we completed the issuance of 14,950,000 shares of our common stock at a public offering price of $6.50 per share in an underwritten public offering, which we refer to as the July 2017 public offering. Net proceeds to us in connection with the July 2017 public offering were approximately $91.1 million after deducting underwriting discounts, commissions and other offering expenses.

On December 29, 2017, we filed a new $200 million shelf registration statement on Form S-3 and we terminated our $100 million shelf registration statement.

On February 1, 2018, pursuant to our $200 million shelf registration statement on Form S-3, we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 per share, which we refer to as our February 2018 public offering. Net proceeds to us in connection with the February 2018 public offering were approximately $135.5 million after deducting underwriting discounts, commissions and other offering expenses.

Licensing & Collaboration Fees

In 2016, we entered into an exclusive licensing agreement granting Kowa Pharmaceuticals America, Inc. the rights to develop and commercialize arhalofenate in the U.S. (including all possessions and territories). Under the terms of the agreement with Kowa, we received an up-front payment of $5 million, and in January 2018 we received a $5 million milestone payment for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. We are entitled to receive an additional milestone payment of $5 million on the initiation of a Phase 3 study and up to an additional $190 million in payments based upon the achievement of specific development and sales milestones. We are also eligible to receive tiered, double digit royalties on future sales of arhalofenate products. Kowa will be responsible for all development and commercialization costs. We retain full development and commercialization rights for the rest of the world and intend to partner arhalofenate in geographies outside the U.S. and its possessions and territories.

Term Loan Facility

On August 7, 2015, we entered into a Loan and Security Agreement, pursuant to which we refinanced our previous term loan facility with Oxford Finance LLC and Silicon Valley Bank, for an aggregate amount of up to $15 million, which we refer to as the 2015 term loan facility. The first $10 million tranche of this new loan facility was made available to us immediately upon the closing and was used in part to retire all $4.1 million of our existing term loan debt outstanding on the closing date, and to settle closing costs with the lenders. The remaining $5 million, referred to as the second tranche, was available to us until March 31, 2016, for draw down upon the achievement of a specified milestone. On March 31, 2016, the $5 million second tranche expired unused as the second draw milestone was not achieved.

The loan bears interest at 8.77%. We made 12 monthly interest only payments after the funding date and are now required to make payments on a repayment schedule equal to 36 equal monthly payments of interest and principal. Upon maturity, the remaining balance and a final payment equal to 6.50% of the original principal amount advanced are payable.

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

The 2015 term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The representations and warranties contained in the 2015 loan facility were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement to allocate risk and may be subject to limitations agreed upon by the parties; accordingly, they should not be relied upon by investors as to assertions of factual matters. The 2015 term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of December 31, 2017, we were in compliance with the terms of the term loan covenants and there were no identified events of default.

At the closing of the 2015 term loan facility, we also agreed to pay a facility fee of 1.00% of the 2015 term loan facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below:

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(19,632)	$(23,353)
Net cash (used in) provided by investing activities	(67,528)	27,128
Net cash provided by (used in) financing activities	99,719	(986)
Net increase in cash and cash equivalents	$12,559	$2,789

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2017, was $19.6 million primarily due to a net loss of $27.6 million resulting from our expanding drug development activities and also from an accounts receivable adjustment related to a $5.0 million milestone due from Kowa, offset in part by a $5.8 million non-cash loss recorded to revalue our warrant liability, $4.9 million of stock-based compensation, and other changes in operating assets and liabilities of $2.3 million.

Net cash used in operating activities for the year ended December 31, 2016, was $23.4 million primarily due to a net loss of $26.7 million, offset by $2.5 million of stock-based compensation, changes in operating assets and liabilities of $0.3 million, and other noncash items of $0.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $67.5 million for the year ended December 31, 2017, as a result of net purchases of marketable securities, as we sought to invest a portion of the proceeds from our 2017 equity financings.

Net cash provided by investing activities was $27.1 million for the year ended December 31, 2016, as a result of net maturities of marketable securities that were used to fund our ongoing drug development and other operating activities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $99.7 million for the year ended December 31, 2017, due to net proceeds of $100.4 million received from equity financings in 2017, proceeds of $2.2 million received from issuance of common stock pursuant to our equity award plans, and proceeds of $0.2 million received from warrant exercises, offset in part by $3.1 million of principal repayments of our loan facility.

Net cash used in financing activities was $1.0 million for the year ended December 31, 2016, due to scheduled repayments of principal on our facility loan.

Capital Requirements

We have incurred operating losses since inception and had an accumulated deficit of $450.5 million at December 31, 2017. As of December 31, 2017, we had cash, cash equivalents and marketable securities of approximately $97.2 million. We believe these funds, together with net proceeds of $135.5 million received in our February 2018 public offering, and a $5 million milestone payment received pursuant to our license agreement with Kowa in January 2018, are sufficient to fund our current operating plan into 2021. However, we expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. For example, as a result of the favorable interim PBC clinical trial results we announced in July 2017, we expanded and extended our ongoing PBC Phase 2 study and we intend to initiate a PBC Phase 3 study of seladelpar in the second half of 2018 along with other NDA-enabling studies. Furthermore, we are currently evaluating and planning for a potential Phase 2 clinical study in NASH in the first half of 2018. Accordingly, we expect to incur substantial costs to prepare for and conduct these clinical trials and other seladelpar-related development activities. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with existing and new corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, it could have a material adverse effect on our business, results of operations, and financial condition.

Off Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our balance sheets.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2017:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years
Contractual Obligations
Operating lease obligations	$228	$228	$—	$—
Facility term loan, including interest	6,989	6,989	—	—
Contractual Commitments	$7,217	$7,217	$—	$—

In addition, we rely on contract research organizations and other research support providers to perform clinical and preclinical studies for us and we contract with firms to supply our drug compounds for use in our development activities. As of December 31, 2017, under the terms of our agreements with these organizations, we are obligated to make future payments as services are provided of approximately $20.5 million. These agreements are terminable by us upon written notice. Generally, we are only liable for actual effort expended or cost incurred by the organizations at any point in time during the contract period through the notice period.

We have license milestone obligation payments that are not included in the table above because we cannot determine when or if the payments will occur. In the normal course of business, we enter into various firm purchase commitments and other contractual obligations, which are cancelable within ninety days or less and are not included in the future contractual obligations table above.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and principle financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and our Vice President, Finance to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors

Reference is made to the information regarding executive officers appearing under the heading “Business — Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference. Reference is made to the information regarding our directors and nominees for director appearing under the heading “Proposal 1 — Election of Directors” to be included in our proxy statement for our 2018 annual meeting of stockholders, or 2018 Proxy Statement, which information is hereby incorporated by reference.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors to be included under the headings “Information  Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors — Audit Committee” in our 2018 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors — Nominating and Corporate Governance Committee” in our 2018 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2018 Proxy Statement, which information is hereby incorporated by reference. A copy of our code of business conduct and ethics can be found on our website, http://ir.cymabay.com/governance-docs. The contents of our website are not a part of this Annual Report on Form 10-K.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation

Reference is made to the information to be included under the heading “Executive Compensation” in our 2018 Proxy Statement, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by this item will be set forth in our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

Information concerning our equity compensation plans will be set forth in our 2018 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans — Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2018 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2018 Proxy Statement under the caption “Principal Accountant Fees and Services” in the proposal under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report
1.	Financial Statements

2. Financial Statement Schedules

Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes thereto.

(b) List of Exhibits

The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description of Document

3.1

Amended and Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement. (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.3	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

4.4	Form of 2013 Financing Warrant. (Filed with the SEC as Exhibit 4.3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.1*	2003 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.2*	Form of 2003 Equity Incentive Plan Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.3*

Form of 2003 Equity Incentive Plan Early Exercise Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.4*	2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 6, 2014, SEC File No. 000-55021.)

Exhibit No.	Description of Document
10.5*

Form of Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.26 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.6*	Form of Incentive Award Grant Notice under the 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.22 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.7	Form of CymaBay Indemnity Agreement.

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

10.10#

Second Amendment to License and Development Agreement between CymaBay Therapeutics, Inc. and DiaTex, Inc., dated December 23, 2016. (Filed with the SEC as Exhibit 10.28 to our Form 10-K, filed with the SEC on March 23, 2017, SEC File No. 001-36500.)

10.11#

PPAR-δ License Agreement, dated June 20, 2006, by and between Metabolex, Inc. and Janssen Pharmaceutical NV. (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on January 12, 2018, SEC File No. 001-36500.)

10.12#

Exclusive License Agreement, between CymaBay Therapeutics, Inc. and Kowa Pharmaceuticals America, Inc., dated December 30, 2016. (Filed with the SEC as Exhibit 10.27 to our Form 10-K, filed with the SEC on March 23, 2017, SEC File No. 001-36500.)

10.13

Lease, dated November 8, 2013, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, L.P. (Filed with the SEC as Exhibit 10.27 to our Form 10-Q, filed with the SEC on November 25, 2013, SEC File No. 000-55021.)

10.14*

Separation Agreement, dated April 14, 2017, between CymaBay Therapeutics, Inc. and Harold Van Wart (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on August 10, 2017, SEC File No. 001-36500.)

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

10.18*

Amendment to Offer Letter, dated August 2, 2017, between CymaBay Therapeutics, Inc. and Daniel Menold (Filed with the SEC as Exhibit 10.4 to our Form 10-Q, filed with the SEC on August 10, 2017, SEC File No. 001-36500.)

10.19*	Offer Letter, dated November 9, 2017, between CymaBay Therapeutics, Inc. and Paul Quinlan.

10.20*	Non-Employee Director Compensation Program

Exhibit No.	Description of Document
10.21*	Compensation Arrangements with certain Executive Officers. (Filed with the SEC under Item 5.02 of our Form 8-K, filed with the SEC on January 29, 2016, SEC File No 001-36500.)

10.22*	Compensation Arrangements with certain Executive Officers. (Filed with the SEC under Item 5.02 of our Form 8-K, filed with the SEC on January 24, 2017, SEC File No 001-36500.)

10.23*	Compensation Arrangements with certain Executive Officers. (Filed with the SEC under Item 5.02 of our Form 8-K, filed with the SEC on May 3, 2017, SEC File No 001-36500.)

10.24*	Compensation Arrangements with certain Executive Officers. (Filed with the SEC under Item 5.02 of our Form 8-K, filed with the SEC on November 1, 2017, SEC File No 001-36500.)

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

CymaBay Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CymaBay Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CymaBay Therapeutics, Inc. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Redwood City, California

March 15, 2018

CymaBay Therapeutics, Inc.

Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$23,054	$10,495
Marketable securities	74,156	6,499
Receivable from collaboration	5,000	—
Prepaid expenses	1,208	1,369
Other current assets	126	165
Total current assets	103,544	18,528
Property and equipment, net	69	77
Other assets	634	754
Total assets	$104,247	$19,359

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,311	$899
Accrued liabilities	5,757	4,501
Warrant liability	6,091	1,145
Facility loan	3,108	2,700
Accrued interest payable	43	66
Total current liabilities	16,310	9,311

Facility loan, less current portion	2,990	6,098
Other liabilities	—	13
Total liabilities	19,300	15,422

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 44,408,796 and 23,447,003 shares issued and outstanding as of December 31, 2017 and 2016, respectively	4	2
Additional paid-in capital	535,503	426,895
Accumulated other comprehensive loss	(44)	(1)
Accumulated deficit	(450,516)	(422,959)
Total stockholders’ equity	84,947	3,937
Total liabilities and stockholders’ equity	$104,247	$19,359

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

	Year Ended
	December 31,
	2017	2016
Collaboration revenue	$10,000	$—
Operating expenses:
Research and development	18,938	15,941
General and administrative	12,387	9,645
Total operating expenses	31,325	25,586
Loss from operations	(21,325)	(25,586)
Other income (expense):
Interest income	621	176
Interest expense	(1,080)	(1,337)
Other (expense) income, net	(5,773)	76
Net loss	$(27,557)	$(26,671)
Net loss	$(27,557)	$(26,671)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(43)	20
Other comprehensive (loss) income	(43)	20
Comprehensive loss	$(27,600)	$(26,651)
Basic net loss per common share	$(0.79)	$(1.14)
Diluted net loss per common share	$(0.79)	$(1.14)
Weighted average common shares outstanding used to calculate basic net loss per common share	34,903,960	23,447,003
Weighted average common shares outstanding used to calculate diluted net loss per common share	34,903,960	23,447,003

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Stockholders’ Equity

(In thousands, except share and per share information)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2015	23,447,003	$2	$424,422	$(21)	$(396,288)	$28,115
Stock-based compensation expense			2,473			2,473
Net loss	—	—	—	—	(26,671)	(26,671)
Net unrealized gain on marketable securities	—	—	—	20	—	20
Balances as of December 31, 2016	23,447,003	2	426,895	(1)	(422,959)	3,937
Issuance of common stock upon exercise of warrants	99,207	—	1,058	—	—	1,058
Issuance of common stock upon exercise of stock options and incentive awards	607,138	—	2,196	—	—	2,196
Stock-based compensation expense	—	—	4,920	—	—	4,920
Issuance of common stock, net of $7,047 issuance costs	20,255,448	2	100,434	—	—	100,436
Net loss	—	—	—	—	(27,557)	(27,557)
Net unrealized loss on marketable securities	—	—	—	(43)	—	(43)
Balances as of December 31, 2017	44,408,796	$4	$535,503	$(44)	$(450,516)	$84,947

See accompanying notes.

CymaBay Therapeutics, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2017	2016
Operating activities
Net loss	$(27,557)	$(26,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	29
Stock-based compensation expense	4,920	2,473
Net accretion and amortization of investments in marketable securities	(199)	125
Non-cash interest associated with debt discount accretion	437	476
Change in fair value of warrant liability	5,773	(75)
Changes in assets and liabilities:
Accounts receivable	(5,000)	—
Other current assets	(98)	165
Prepaid expenses	161	(761)
Other assets	120	(13)
Accounts payable	412	(109)
Accrued liabilities	1,387	1,015
Accrued interest payable	(23)	(7)
Net cash used in operating activities	(19,632)	(23,353)

Investing activities
Purchases of property and equipment	(27)	(42)
Purchases of marketable securities	(98,385)	(22,906)
Proceeds from maturities of marketable securities	30,884	50,076
Net cash (used in) provided by investing activities	(67,528)	27,128

Financing activities
Proceeds from issuance of common stock, net of issuance costs	100,436	—
Proceeds from issuance of common stock pursuant to equity award plans	2,189	—
Proceeds from issuance of common stock upon exercise of warrants	231	—
Repayment of facility loan principal	(3,137)	(986)
Net cash provided by (used in) financing activities	99,719	(986)

Net increase in cash and cash equivalents	12,559	2,789
Cash and cash equivalents at beginning of period	10,495	7,706
Cash and cash equivalents at end of period	$23,054	$10,495

Supplemental disclosure
Cash paid for interest	$666	$866

Supplemental non-cash investing and financing activities
Issuance of common stock upon warrant exercises	827	—
Net change in accrued financing costs	(144)	144

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the “Company” or “CymaBay”) is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s two key clinical development candidates are seladelpar (MBX-8025) and arhalofenate. Seladelpar is currently being developed for the treatment of primary biliary cholangitis (PBC) and the Company is also planning to develop seladelpar for the treatment of nonalcoholic steatohepatitis (NASH). Arhalofenate is being developed for the treatment of gout and has been out-licensed in the United States. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the year ended December 31, 2017, the Company incurred a net loss of $27.6 million and used $19.6 million of cash in operations. At December 31, 2017, the Company had an accumulated deficit of $450.5 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of December 31, 2017, the Company’s cash, cash equivalents and marketable securities totaled $97.2 million. The Company believes these funds, together with net proceeds of $135.5 million received in the public offering in February 2018, and a $5 million milestone payment received pursuant to the Company’s license agreement with Kowa in January 2018, are sufficient to fund the Company’s current operating plan into 2021. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the repayment of the Company’s facility loan, the planned initiation of a Phase 2 clinical trial in NASH, and most significantly, the timing and conduct of additional PBC development activities, including an ongoing Phase 2 clinical trial, a planned Phase 3 clinical trial, and other NDA-enabling studies. The Company has obtained and expects to obtain additional funding to develop its products and fund future operating losses, as appropriate, through equity offerings; debt financing; its existing license and collaboration arrangement with Kowa; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of its product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Fair Value of Financial Instruments

The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued interest payable, accrued expenses, the facility loan, and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and accrued interest payable approximate the related fair values due to the short maturities of these instruments. Based on prevailing borrowing rates available to the Company for loans with similar terms, the Company believes the fair value of the facility loan, considering level 2 inputs, approximates its carrying value.

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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2017
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$12,822	$—	$—	$12,822
Commercial paper	—	6,035	—	6,035
Total cash equivalents	12,822	6,035	—	18,857
Short-term investments:
Commercial paper	—	35,886	—	35,886
Corporate debt securities	—	19,760	—	19,760
Asset-backed securities	—	11,060	—	11,060
U.S. treasury securities	—	7,450		7,450
Total short-term investments	—	74,156	—	74,156
Total assets measured at fair value	$12,822	$80,191	$—	$93,013

Warrant liability	$—	$—	$6,091	$6,091
Total liabilities measured at fair value	$—	$—	$6,091	$6,091

	As of December 31, 2016
	(In thousands)
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$9,456	$—	$—	$9,456
Commercial paper	—	599	—	599
Corporate debt securities	—	500	—	500
Total cash equivalents	9,456	1,099	—	10,555
Short-term investments:
Commercial paper	—	4,295	—	4,295
Corporate debt securities	—	2,204	—	2,204
Total short-term investments	—	6,499	—	6,499
Total assets measured at fair value	$9,456	$7,598	$—	$17,054

Warrant liability	$—	$—	$1,145	$1,145
Total liabilities measured at fair value	$—	$—	$1,145	$1,145

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

As of December 31, 2017 and 2016, financial instruments measured using Level 3 inputs consisted of the Company’s warrants, which are accounted for as liabilities. During the year, the Company changed its valuation technique and began to value its warrant liability using a Black-Scholes option pricing model, the inputs for which include: exercise price of the warrants, market price of the underlying common shares, dividend yield, expected term, expected volatility, and a risk-free interest rate. Changes to any of these inputs can have a significant impact on the estimated fair value of the warrants.

Historically, the Company used a binomial option pricing model to value its warrant liabilities. The inputs for the binomial model are similar to the Black-Scholes model but also incorporate other more complex inputs that, in the Company’s case, have previously included the expected timing, probability and valuation impact of certain potential strategic events. Management concluded that no potential strategic events were expected to occur that, upon their announcement, could significantly impact the warrant liabilities valuation prior to their expiration beginning in late 2018 and ending in early 2019.

The following tables set forth a summary of the changes in the fair value of our liabilities measured using Level 3 inputs (in thousands):

	For the Twelve
	Months Ended December 31,
	2017	2016
Balance, beginning of period	$1,145	$1,220
Issuance of financial instrument	—	—
Change in fair value	5,773	(75)
Settlement of financial instrument	(827)	—
Balance, end of period	$6,091	$1,145

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, demand money market accounts, corporate debt securities, and commercial paper.

The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. These securities consist primarily of corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities and are classified as “available-for-sale.” The Company considers marketable securities as short-term investments if the maturity date is less than one year from the balance sheet date. The Company considers marketable securities as long-term investments if the maturity date is in excess of one year of the balance sheet date.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized if the estimated undiscounted future cash flow expected to result from the use and eventual disposition of an asset is less than the carrying amount. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets. Accordingly, the Company has not recognized any impairment losses as of December 31, 2017.

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

Stock-Based Compensation

Employee and director stock-based compensation is measured at fair value on the grant date of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and on an accelerated basis for stock options with performance conditions, net of estimated forfeitures. For stock options with performance conditions, the Company evaluates the probability of achieving performance conditions at each reporting date. The Company begins to recognize the expense when it is deemed probable that the performance conditions will be met. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of fair value for stock-based awards using an option-pricing model requires management to make certain assumptions regarding subjective input variables such as expected term, dividends, volatility and risk-free rate. The Company is also required to make estimates as to the probability of achieving the specific performance criteria. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s results of operations.

Equity awards granted to non-employees are valued using the Black-Scholes option pricing model. Stock-based compensation expense for nonemployee services is subject to remeasurement as the underlying equity instruments vest and is recognized as an expense over the period during which services are received.

Common Stock Warrant Liabilities

The Company’s outstanding common stock warrants issued in connection with certain equity and debt financings that occurred in 2013 through 2015 are classified as liabilities in the accompanying balance sheets because of certain contractual terms that preclude equity classification. The Company estimates the fair value of common stock warrants at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be revalued and reclassified to stockholders’ equity, or expiration of the warrants. The determination of fair value of these common stock warrants requires management to make certain assumptions regarding subjective input variables such as timing, probability and valuation impact of certain potential strategic events, expected term, dividends, expected volatility and risk-free interest rates. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease other (expense) income, net, which could be material to the Company’s results of operations.

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

The Company is required to file federal and state income tax returns in the United States. The preparation of these income tax returns requires the Company to interpret the applicable tax laws and regulations in effect that could affect the amount of tax paid to these jurisdictions.

In December 2017, Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the accounting implications of recently enacted U.S. federal tax reform. SAB 118 allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date to address ongoing guidance and tax interpretations that are expected over the next 12 months.  The Company currently considers its accounting of the impact of U.S. federal tax reform to be incomplete but has made a reasonable estimate of the effects on our existing deferred tax assets. The Company expects to complete the remainder of the analysis within the measurement period in accordance with SAB 118.  Adjustments, if any, are not expected to impact the statement of operations and comprehensive loss due to the full valuation allowance on the Company’s deferred tax assets.

The Company records interest related to income tax reserves, if any, as interest expense, and any penalties would be recorded as other expense in the statements of operations and comprehensive loss. There was no interest or penalties related to income tax reserves during the years ended December 31, 2017 and 2016.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2017	2016
Numerator:
Net loss allocated to common stock—basic	$(27,557)	$(26,671)
Adjustment for revaluation of warrants	—	—
Net loss allocated to common stock—diluted	$(27,557)	$(26,671)

Denominator:
Weighted average number of common stock shares outstanding - basic	34,903,960	23,447,003
Dilutive common stock warrants	—	—
Weighted average number of common stock shares outstanding - diluted	34,903,960	23,447,003
Net loss per share—basic	$(0.79)	$(1.14)
Net loss per share—diluted	$(0.79)	$(1.14)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Year Ended
	December 31,
	2017	2016
Common stock warrants	1,461	1,667
Common stock options	4,055	2,394
Performance-based stock options	301	327
Incentive awards	130	239
	5,947	4,627

Recent Accounting Pronouncements

Accounting Standards Update 2014-09

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers and related amendments. Subsequently, the Financial Accounting Standards Board (“the FASB”) issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. This guidance outlines a new, and single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes nearly all of the existing revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services.

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

To date, the Company’s revenues have been derived from license and collaboration agreements. The consideration that the Company is eligible to receive under such agreements includes upfront payments, milestone payments, and royalties. The Company has assessed its contracts with customers under the five-step process and analyzed such contracts to determine the differences in the accounting treatment under the new revenue standard compared to that of the current accounting standard. The new revenue standard differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments and royalties. The Company has substantially completed its assessment of the new revenue standard for the accounting of its license and collaboration agreements and related financial statement disclosures. The impact of adopting the new revenue standard will not be material and the Company does not expect to record any cumulative-effect adjustment to accumulated deficit upon adoption. The new standard will require more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue, discussion of performance obligations, estimates of variable consideration, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous periods, any significant reversals of revenue, and costs to obtain or fulfill contracts.

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

Accounting Standards Update 2016-09

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation (ASU 2016-09). This guidance simplifies the accounting for the taxes related to stock based compensation, requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits and deficiencies to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The Company adopted ASU 2016-09 on January 1, 2017 following the modified retrospective approach. Under this guidance, on a prospective basis, the Company will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, the Company will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the annual period of adoption. As of January 1, 2017, the Company had no material excess tax benefits. In addition and as provided for under this guidance, the Company made an accounting policy election to recognize forfeitures as they occur. This policy election did not have a material impact on the Company’s financial statements.

Accounting Standards Update 2017-09

In May 2017, FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting (“ASU 2017- 09”). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the awards (as equity or liabilities) changes as a result of the change in the terms or conditions. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Accounting Standards Update 2017-11

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) (“ASU 2017-11”): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for and classified as liabilities. A company will recognize the value of a down round feature only when it is triggered, and the strike price has been adjusted downward. For equity-linked freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is evaluating the impact of the revised guidance and its impact on the Company’s financial statements.

3. Marketable Securities

Marketable available-for-sale securities as of December 31, 2017 and 2016 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2017:
Commercial paper	35,886	—	—	35,886
Corporate debt securities	19,785	—	(25)	19,760
Asset-backed securities	11,070	—	(10)	11,060
U.S. treasury securities	7,459	—	(9)	7,450
	$74,200	$—	$(44)	$74,156

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2016:
Commercial paper	4,295	—	—	4,295
Corporate debt securities	2,205	—	(1)	2,204
	$6,500	$—	$(1)	$6,499

As of December 31, 2017 and 2016, the remaining contractual maturities of the Company’s commercial paper, corporate debt securities, asset-backed securities, and U.S. treasury securities were less than 1 year.  There were no realized gains and losses for the years ended December 31, 2017 and 2016. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2017 and 2016.

4. Certain Balance Sheet Items

Property and equipment consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Office and computer equipment	$177	$177
Purchased software	83	83
Furniture and fixtures	65	38
Leasehold improvements	65	65
Total	390	363
Less accumulated depreciation and amortization	(321)	(286)
Property and equipment, net	$69	$77

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued compensation	$2,416	$1,839
Accrued pre-clinical and clinical trial expenses	2,929	1,623
Accrued professional fees	288	982
Other accruals	124	57
Total accrued liabilities	$5,757	$4,501

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

Under the license agreement, Kowa agreed to pay the Company a non-refundable up-front payment of $5 million upon contract execution. Additionally, Kowa agreed to pay the Company $5 million upon initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment, an additional milestone payment of $5 million on initiation of a Phase 3 study, and up to $190 million in payments based upon the achievement of other specific development and sales milestones. Finally, the Company will receive tiered, double digit royalties on any product sales and a percentage of any revenue earned by Kowa from sublicensing.

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

The Company also determined the relative selling prices of the identified units of account in accordance with the multi-element arrangement guidance. The Company considered but did not use Vendor Specific Objective Evidence (VSOE) of fair value or third-party evidence (TPE) but instead selected management’s best estimate of selling price (BESP) due to the uniqueness of the Kowa license arrangement and its lack of comparability to other licensing arrangements in the biopharmaceutical industry.

In the first quarter of 2017, the $5 million upfront consideration due upon contract initiation was paid and the Company allocated this consideration to the three identified units of account using the relative selling price method, with revenue to be recognized based on the satisfaction of all revenue recognition criteria for each unit of accounting. As the Company completed all activities necessary to transfer the license and knowhow deliverable to Kowa and had satisfied all other revenue recognition criteria, $4.8 million of the upfront consideration allocated to this deliverable was recognized as collaboration revenue in the first quarter of 2017. The Company also recognized immaterial revenue associated with the provision of the research and non-clinical development services deliverable. The remaining $0.2 million of upfront consideration was allocated to the arhalofenate product deliverable and was recognized as collaboration revenue upon delivery of the drug product to Kowa and satisfaction of other revenue recognition criteria in the fourth quarter of 2017.

The Company determined the future contingent payments related to the development activities do not meet the definition of a milestone because the achievement of these events solely depends on Kowa’s performance. Under current revenue recognition rules, these amounts must be allocated to the Kowa arrangements’ three identified units of account when they become billable under the contract and recognized as revenue based on the satisfaction of the revenue recognition criteria for those respective units of accounting. The Company also determined that the future contingent payments related to the U.S. sales milestones are recognizable as revenue upon achievement of those specific sales milestones.

In the fourth quarter of 2017, Kowa became obligated under the agreement to pay the first $5 million contingent payment to the Company upon Kowa’s initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. Accordingly, this consideration was allocated to the arrangement’s three identified units of account and recognized as $5.0 million of collaboration revenue in the fourth quarter of 2017. As this contingent payment was earned but was not paid until January 2018, the Company reflected the amount due as a $5.0 million receivable from collaboration as of December 31, 2017.

As of December 31, 2017, no amounts have been recognized as collaboration revenue for the remaining contingent payments as no amounts had been earned.

Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.

In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPARδ compounds (the “PPARδ Products”) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPARδ Products. Under the terms of the agreement, the Company has full control and responsibility over the research, development and registration of any PPARδ Products and is required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARδ Products. Janssen NV has a right of first negotiation under the agreement to license a particular PPARδ Product from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARδ Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARδ Products.

In June 2010, the Company entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), a subsidiary of Johnson and Johnson, to further develop and discover undisclosed metabolic disease target agonists for the treatment of Type 2 diabetes and other disorders and received a one-time nonrefundable technology access fee related to the agreements. The Company received a termination notice from Janssen, effectively ending these development and licensing agreements in early April 2015. In December 2015, the Company exercised an option pursuant to the terms of one of the original agreements to continue work to research, develop and commercialize compounds with activity against an undisclosed metabolic disease target. Janssen granted the Company an exclusive, worldwide license (with rights to sublicense) under the Janssen know-how and patents to research, develop, make, have made, use, offer for sale and sell such compounds. The Company has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease target and is required to use diligent efforts to conduct all such activities. No amounts were incurred or accrued for this agreement as of and for the years ended December 31, 2017 and 2016.

DiaTex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on commercial sales of products containing arhalofenate. No development payments were made or due as of and for the years ended December 31, 2017 and 2016 and no royalties have been paid to date. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone.

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

2015 Term Loan Facility

On August 7, 2015, the Company entered into a Loan and Security Agreement pursuant to which it refinanced its existing 2013 Term Loan Facility with Oxford Finance LLC and Silicon Valley Bank, for an aggregate amount of up to $15 million, referred to here as the 2015 Term Loan Facility. The first $10 million tranche of this new loan facility was made available to the Company immediately upon the closing and was used in part to retire all $4.1 million of the Company’s existing debt outstanding under the 2013 Term Loan Facility, and to settle accrued interest and closing costs with the lenders. The remaining $5 million, referred to as the second tranche, was made available to the Company until March 31, 2016, for draw down upon the achievement of a specified milestone. Because the present value of the future cash flows under the modified loan terms did not exceed the present value of the future cash flows under the previous loan terms by more than 10%, the Company treated this refinancing as a modification. The remaining debt discount costs will be amortized over the remaining term of the Loan and Security Agreement using the effective interest rate method. The $5.0 million second tranche expired unused in March 2016 as the second draw milestone was not achieved.

The loan bears interest at 8.77%. The Company is required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. Upon maturity, the remaining balance of the first tranche and a final payment equal to 6.50% of the original principal amount advanced of the applicable tranche are payable.

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

The 2015 Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, and also includes defined customary events of default that include but are not limited to a material adverse change in the Company’s business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the term loan, or a material impairment in the perfection or priority of the collateral agent’s lien in the collateral or in the value of such collateral. As of December 31, 2017, the Company was in compliance with the term loan covenants and there were no events of default.

The term loan facility, debt discounts and final payment balances as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Principal payments due under the loan facility	$5,877	$9,014
Less: unamortized debt discount	(296)	(599)
Plus: accreted value of final payment	517	383
Term loan facility, net	$6,098	$8,798

Future principal payments due under the loan facility are as follows (in thousands):

Principal
Payments
Year ending December 31:
2018	3,423
2019	2,454
Total future principal payments due under loan agreement	$5,877

7. Commitments and Contingencies

Operating Lease Commitments

Rent expense was $0.3 million for each of the years ended December 31, 2017 and 2016. The Company leases 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and expires on January 15, 2019.

Future minimum lease payments under operating lease commitments are as follows (in thousands):

Lease
Payments
Year ending December 31:
2018	228
Total future minimum payments	$228

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

The Company has agreed to indemnify its officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2017 and 2016. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of preferred stock as of December 31, 2017 and 2016, respectively. The Company is authorized to issue 100,000,000 shares of common stock as of December 31, 2017 and 2016, respectively.

Common Stock Issuances

On February 7, 2017, pursuant to a shelf registration statement on Form S-3, the Company completed the issuance of 5,181,348 shares of its common stock at $1.93 per share which the Company refers to as the February 2017 public offering. Net proceeds to the Company in connection with the February 2017 public offering were approximately $9.2 million after deducting underwriting discounts, commissions and other offering expenses.

On July 24, 2017, pursuant to a shelf registration statement on Form S-3, the Company completed the issuance of 14,950,000 shares of our common stock at $6.50 per share, which the Company refers to as the July 2017 public offering. Net proceeds to the Company in connection with the July 2017 public offering were approximately $91.1 million after deducting underwriting discounts, commissions and other offering expenses.

On February 1, 2018, pursuant to a new $200 million shelf registration statement on Form S-3, the Company completed the issuance of 13,340,000 shares of its common stock at $10.80 per share, which the Company refers to as the February 2018 public offering. Net proceeds to the in connection with the February 2018 public offering were approximately $135.5 million after deducting underwriting discounts, commissions and other offering expenses.

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

The 2013 financing warrants contain anti-dilution provisions that are contingent on the occurrence of a major transaction which precludes them from being indexed to the Company’s common stock and also do not meet other criteria for equity classification. Such provisions could also result in the settlement of the 2013 financing warrants for more shares of common stock than the Company has authorized. Due to these provisions, the Company is required to account for the 2013 financing warrants and the lender warrants as liabilities at fair value.

As of December 31, 2017 and 2016, the Company’s warrants were measured using Level 3 inputs. During the year, the Company changed its valuation technique and began to value its warrant liability using a Black-Scholes option pricing model, the inputs for which include: the exercise price of the warrants; the market price of the underlying common shares; a risk-free interest rate based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; an expected term based on the remaining contractual term of the warrants; and expected volatility based upon the Company’s historical volatility. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities is the expected volatility. Significant increases in volatility would result in a higher fair value measurement.

Historically, the Company used a binomial option-pricing model to value its warrant liabilities. The inputs for the binomial model are similar to the Black-Scholes model but also incorporate other more complex inputs that, in the Company’s case, have previously included the expected timing, probability and valuation impact of certain potential strategic events. The significant unobservable inputs used in measuring the fair value of the common stock warrant liabilities under the binomial lattice option-pricing model were expected volatility and the probability and valuation impact of certain potential strategic events. Significant increases in volatility would result in a higher fair value measurement and significant increases in the probability and valuation impact of certain potential strategic events occurring would result in a significantly higher fair value measurement. Management concluded that no potential strategic events were expected to occur that, upon their announcement, could significantly impact the warrant liabilities valuation prior to their expiration beginning in late 2018 and ending in early 2019.

These warrants were recorded at fair value upon issuance and were revalued at fair value as of December 31, 2017 and 2016 using a Black-Scholes model and binomial lattice option pricing model, respectively. The resulting increase in fair value of $5.8 million for the year ended December 31, 2017 and decrease in fair value $0.1 million for the year ended December 31, 2016 were recorded as a revaluation loss and gain, respectively, in other income (expense), net in the Company’s statement of operations and comprehensive loss.

As of December 31, 2017, 40,250 warrants were exercised for cash proceeds of $0.2 million and 166,193 warrants were cashless exercised. No warrants were exercised for the year ended December 31, 2016. The 2013 financing warrants begin to expire in September 2018 and the lender warrants begin to expire in September 2020.

Shares of Common Stock Authorized for Issuance

As of December 31, 2017 and December 31, 2016, the Company had reserved shares of authorized but unissued common stock as follows:

	December 31,	December 31,
	2017	2016
Common stock warrants	1,460,955	1,667,398
Equity incentive plan	4,021,983	3,456,771
Total reserved shares of common stock	5,482,938	5,124,169

9. Stock Plan and Stock-Based Compensation

Stock Plan

In September 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the “2013 Plan”), under which shares of common stock are reserved for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards by the Company. These awards may be granted to employees, members of the Board of Directors, and consultants. The 2013 Plan has a term of ten years and replaced the 2003 Equity Incentive Plan, which had similar terms. The 2013 Plan permits the Company to (i) grant incentive stock options to directors and employees at not less than 100% of the fair value of common stock on the date of grant; (ii) grant nonqualified options to employees, directors, and consultants at not less than 85% of fair value; (iii) award stock bonuses; and (iv) grant rights to acquire restricted stock at not less than 85% of fair value. Options generally vest over a four year period and have a term of ten years. Options granted to 10% stockholders have a maximum term of five years and require an exercise price equal to at least 110% of the fair value on the date of grant. The exercise price of all options granted to date has been at least equal to the fair value of common stock on the date of grant. The share reserve under the 2013 Plan will automatically increase on January 1st of each year, for a period of not more than ten years, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, unless the Board determines otherwise prior to December 31st of such calendar year.

Stock Plan Activity

As of December 31, 2017, there were no shares available for grant under the 2013 Plan. In accordance with the provisions of the 2013 Plan, the number of shares available for issuance under the plan automatically increased by 2,220,439 shares on January 1, 2018.

The following table summarizes stock option activity:

	Shares Subject to Outstanding Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2015	1,804,083	$7.41
Options granted	646,667	1.28
Options exercised	—	0
Options forfeited	(14,319)	4.50
Options expired	(42,043)	25.01
Outstanding as of December 31, 2016	2,394,388	5.46
Options granted	2,224,801	4.79
Options exercised	(472,169)	3.40
Options forfeited	(82,578)	1.91
Options expired	(9,001)	10.00
Outstanding as of December 31, 2017	4,055,441	$5.40	7.28	$15,975
Vested and expected to vest as of December 31, 2017	4,055,441	$5.40	7.28	$15,975
Exercisable as of December 31, 2017	1,973,842	$5.69	5.35	$7,371

The total intrinsic value of options exercised was $2.5 million for the year ended December 31, 2017. No options were exercised during the year ended December 31, 2016.

Vested and Unvested Awards

The total fair value of options vested including performance options, was $3.9 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, unamortized employee and non-employee stock-based compensation expense of $6.9 million is expected to be recognized over a weighted average period of 2.7 years.

Performance Options

In July 2016, the Company granted 327,000 performance-based stock options (PSOs) to executives and senior officers. PSOs represent a contingent right to purchase the Company’s common stock upon the achievement of specific conditions. Specifically, these PSOs vest upon the achievement of certain clinical development and capital raising milestones that must occur before December 31, 2016. In December 2016, the PSOs were modified by extending the term by one month to January 31, 2017.

The following table summarizes performance option activity:

		Weighted-
	Shares	Average
	Subject to	Exercise
	Outstanding	Price of
	Options	Options
Outstanding as of December 31, 2015	—	$—
Options granted	327,000	1.82
Outstanding as of December 31, 2016	327,000	1.82
Options exercised	(26,000)	1.82
Outstanding as of December 31, 2017	301,000	$1.82

Performance options outstanding as of December 31, 2017 had a weighted average remaining contractual term of 5.92 years and an aggregate intrinsic value of $2.2 million.

Upon achievement of the clinical development and capital raising milestones, related expense of $192,000 and $199,000 were recognized for years ended December 31, 2017 and 2016, respectively. The modification to extend the term of the PSOs did not have a material impact on the Company’s financial statements.

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

Pursuant to their terms, the incentive awards have a term of 10 years and were initially scheduled to vest 100% on the second anniversary of their grant date. However, as a result of the approval by Company’s stockholders of a 500,000 share increase to the 2013 Plan’s share reserve in June 2014, the incentive awards were automatically modified to vest monthly over four years effective from their grant date. The Company is recognizing the value of the incentive awards over the remaining four year vesting period.

The Company recorded $334,000 and $272,000 of stock based compensation expense in the years ended December 31, 2017 and 2016, respectively, pertaining to its incentive awards. Incentive awards outstanding totaled 129,776 as of December 31, 2017.

Options Granted to Nonemployees

The Company has issued options to purchase shares of common stock to certain scientific advisors and consultants. The stock options have various exercise prices, a term of ten years, and vest over periods up to forty-

eight months. The Company granted to these advisors and consultants options to purchase 15,000 and 18,000 shares of common stock, in 2017 and 2016, respectively. As of December 31, 2017, options to purchase 21,041 shares of common stock remained unvested, and compensation related to these stock options is subject to remeasurement each reporting period as the shares vest. In 2013, the Company also issued an incentive award for 2,335 shares to a scientific advisor, of which was fully vested as of December 31, 2017. The Company recorded $114,099 and $17,510 of expense in the years ended December 31, 2017 and 2016, respectively, related to these options and awards.

Stock-Based Compensation Expense

Stock-based compensation expense, net of estimated forfeitures, included in the statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended
	December 31,
	2017	2016
Research and development	$1,301	$995
General and administrative	3,619	1,478
Total stock-based compensation expense	$4,920	$2,473

Valuation Assumptions

The following table presents the weighted-average assumptions the Company used in the Black-Scholes option-pricing model to derive the grant date fair values of stock options and performance-based stock options along with the resulting estimated weighted-average grant date fair values per share:

	Year Ended December 31,
	2017	2016
Expected term
Options	6.0 yrs	6.1 yrs
Performance options	—	5.1 yrs
Expected volatility
Options	84%	80%
Performance options	—	85%
Risk-free interest rate
Options	2.15%	1.57%
Performance options	—	1.56%
Expected dividend yield
Options	—	—
Performance options	—	—
Weighted-average grant date fair value per share
Options	$3.36	$0.89
Performance options	—	$1.20

Expected Term

The Company does not believe it can currently place reliance on its historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term. Therefore, for stock option grants made during the years ended December 31, 2017 and 2016, the Company has opted to use the simplified method for estimating the expected term, which is an average of the contractual term of the options and its ordinary vesting period. The expected term represents the period of time that options are expected to be outstanding.

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

Forfeitures

Prior to January 1, 2017, the Company recognized stock expense net of estimated forfeitures; however, in connection with the adoption of ASU 2016-09, the Company elected to change its accounting policy to reflect the impact of forfeitures as they occur in 2017. In making this policy change, the Company was required to record a cumulative effect of this change in retained earnings on January 1, 2017 which was not material.

10. 401(k) Plan

The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. While the Company may elect to match employee contributions, no such matching contributions have been made through December 31, 2017 and 2016.

11. Income Taxes

No provision for U.S. income taxes exists due to tax losses incurred in all periods presented. All losses incurred were U.S. based. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31
	2017	2016
Deferred tax assets:
Federal and state net operating loss carryforwards	$63,935	$88,111
Capitalized research and development	9,455	22,272
Federal and state tax credit carryforwards	13,529	8,141
Stock based compensation	1,493	2,080
Other	438	974
Total deferred tax assets	88,850	121,578
Valuation allowance	(88,850)	(121,578)
Net deferred tax assets	$—	$—

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“the Act”). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax.

Pursuant to SAB 118, an entity may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. The scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes. As such, the Company has recorded a $38.2 million reduction in deferred tax assets for the revaluation of deferred taxes which was offset by a corresponding decrease to the Company’s full valuation allowance. The ultimate impact of the Act may differ from provision amounts recorded.  Adjustments, if any, are not expected to impact to the statement of operations and comprehensive loss due to the full valuation allowance on the Company’s deferred tax assets.

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance decreased by $32.7 million during the year ended December 31, 2017 and increased $9.7 million during the year ended December 31, 2016.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	December 31
	2017	2016
Income tax benefit at federal statutory tax rate of 34%	$(9,369)	$(9,068)
Change in valuation allowance	(32,709)	9,775
Effect of change in enacted tax rates	38,194	-
State income taxes, net of federal benefit	5,094	(458)
Permanent items	4,027	196
Research credits	(5,237)	(445)
Income tax (benefit) expense	$—	$—

Pursuant to Internal Revenue Code (“IRC”), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company completed an analysis under IRC Sections 382 and 383 through December 21, 2007 and determined that the Company’s net operating losses and research and development credits were subject to limitations due to changes in ownership through December 31, 2007. The net operating loss carryforwards reflected in the deferred tax assets at December 31, 2017 have been adjusted to reflect Section 382 limitations resulting from that change. The Company has been in a net operating loss position since 2008. The Company has not performed any additional analysis for IRC Sections 382 and 383 and there is a risk that additional changes in ownership could have occurred since December 31, 2007. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

As of December 31, 2017, the Company has federal net operating loss carryforwards of $255.7 million and state net operating loss carryforwards of $146.6 million to offset future taxable income, if any. In addition, the Company has federal research and development tax credit carry forwards of $7.7 million, a federal research and development orphan drug tax credit carry forward of $6.0 million, and state research and development tax credit carryforwards of $4.0 million. If not utilized, the federal net operating loss and tax credit carryforwards will expire beginning in 2024 through 2037 and the state net operating loss carryforwards will expire beginning in 2028 through 2037. Under the Act, federal net operating losses incurred in 2018 and future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain to what extent various states will conform to the Act with regard to net operating loss carry forwards. The state tax credit will carry forward indefinitely.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Total
Balances as of December 31, 2015	$2,127
Increases related to prior year tax positions	—
Increases related to 2016 tax positions	159
Balances as of December 31, 2016	$2,286
Increases related to prior year tax positions	—
Increases related to 2017 tax positions	1,009
Balances as of December 31, 2017	$3,295

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

The Company files income tax returns in the U.S. federal and California jurisdiction and is not currently under examination by federal, state, or local taxing authorities for any open tax years. Due to net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the U.S. and states in which the Company files tax returns.

12. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $60,000 in each of the years ended December 31, 2017 and 2016 in monthly cash retainers.

13. Subsequent Events

On February 1, 2018, the Company closed an underwritten public offering of its common stock. The Company sold 13,340,000 shares of its common stock in the offering at a public offering price of $10.80 per share before underwriting discounts and commissions, which resulted in net proceeds to the Company of $135.5 million after deducting underwriter’s discounts, commissions and other offering expenses.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CymaBay Therapeutics, Inc.
Registrant

March 15, 2018	/s/ Sujal Shah
Date	Sujal Shah President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sujal Shah and Daniel Menold, as his true and lawful attorney-in-fact and agent, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Sujal Shah Sujal Shah	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2018

/s/ Daniel Menold Daniel Menold	Vice President, Finance (Principal Financial and Accounting Officer)	March 15, 2018

/s/ Robert J. Wills Robert J. Wills, Ph.D.	Director	March 15, 2018

/s/ Carl Goldfischer Carl Goldfischer, M.D.	Director	March 15, 2018

/s/ Robert Booth Robert Booth, Ph.D.	Director	March 15, 2018

/s/ Kurt von Emster Kurt von Emster, CFA	Director	March 15, 2018

/s/ Caroline Loewy Caroline Loewy	Director	March 15, 2018

/s/ Evan A. Stein Evan A. Stein, M.D., Ph D.	Director	March 15, 2018

/s/ Paul F. Truex Paul F. Truex	Director	March 15, 2018

/s/ Robert J. Weiland Robert J. Weiland	Director	March 15 2018