Form 10-Q
period 2018-03-31
CymaBay Therapeutics, Inc.
filed 2018-05-08
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2018, there were 58,768,799 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CymaBay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,581	$23,054
Marketable securities	163,955	74,156
Receivable from collaboration	-	5,000
Prepaid expenses	1,367	1,208
Other current assets	273	126
Total current assets	231,176	103,544
Property and equipment, net	103	69
Other assets	980	634
Total assets	$232,259	$104,247
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,038	$1,311
Accrued liabilities	4,976	5,757
Warrant liability	7,648	6,091
Facility loan	3,219	3,108
Accrued interest payable	37	43
Total current liabilities	17,918	16,310
Facility loan, less current portion	2,142	2,990
Total liabilities	20,060	19,300
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 58,713,596 and 44,408,796 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	6	4
Additional paid-in capital	679,846	535,503
Accumulated other comprehensive loss	(132)	(44)
Accumulated deficit	(467,521)	(450,516)
Total stockholders’ equity	212,199	84,947
Total liabilities and stockholders’ equity	$232,259	$104,247

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Collaboration revenue	$-	$4,793
Operating expenses:
Research and development	9,477	4,041
General and administrative	3,373	3,701
Total operating expenses	12,850	7,742
Loss from operations	(12,850)	(2,949)
Other income (expense):
Interest income	708	37
Interest expense	(208)	(305)
Other (expense) income, net	(4,655)	(2,134)
Net loss	$(17,005)	$(5,351)
Net loss	$(17,005)	$(5,351)
Other comprehensive loss:
Unrealized loss on marketable securities	(88)	(1)
Other comprehensive loss:	(88)	(1)
Comprehensive loss	$(17,093)	$(5,352)
Basic net loss per common share	$(0.32)	$(0.20)
Diluted net loss per common share	$(0.32)	$(0.20)
Weighted average common shares outstanding used to calculate basic net loss per common share	53,752,753	26,609,931
Weighted average common shares outstanding used to calculate diluted net loss per common share	53,752,753	26,609,931

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(17,005)	$(5,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	9
Stock-based compensation expense	1,796	1,278
Net accretion and amortization of investments in marketable securities	(278)	(1)
Non-cash interest associated with debt discount accretion	92	120
Change in fair value of warrant liability	4,654	2,134
Changes in assets and liabilities:
Accounts receivable	5,000	-
Other current assets	(147)	(12)
Prepaid expenses	(159)	241
Other assets	(346)	-
Accounts payable	727	197
Accrued liabilities	(781)	(812)
Accrued interest payable	(6)	(6)
Net cash used in operating activities	(6,441)	(2,203)
Investing activities
Purchases of property and equipment	(46)	-
Purchases of marketable securities	(124,943)	(9,124)
Proceeds from maturities of marketable securities	35,334	5,900
Net cash used in investing activities	(89,655)	(3,224)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	135,520	9,364
Proceeds from issuance of common stock pursuant to equity award plans	3,276	-
Proceeds from issuance of common stock upon exercise of warrants	656	-
Repayment of facility loan principal	(829)	(759)
Net cash provided by financing activities	138,623	8,605
Net increase in cash and cash equivalents	42,527	3,178
Cash and cash equivalents at beginning of period	23,054	10,495
Cash and cash equivalents at end of period	$65,581	$13,673
Supplemental disclosure
Cash paid for interest	$123	192
Supplemental non-cash investing and financing activities
Issuance of common stock upon warrant exercises	$3,097	-

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the “Company” or “CymaBay”) is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s two key clinical development candidates are seladelpar (MBX-8025) and arhalofenate. Seladelpar is currently being developed for the treatment of primary biliary cholangitis (PBC) and the Company is also developing seladelpar for the treatment of nonalcoholic steatohepatitis (NASH). Arhalofenate is being developed for the treatment of gout and has been out-licensed in the United States. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three months ended March 31, 2018, the Company incurred a net loss of $17.0 million and used $6.4 million of cash in operations. At March 31, 2018, the Company had an accumulated deficit of $467.5 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of March 31, 2018, the Company’s cash, cash equivalents and marketable securities totaled $229.5 million. The Company believes these funds are sufficient to fund the Company’s current operating plan into 2021. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the repayment of the Company’s facility loan, ongoing Phase 2b clinical trial activities in NASH, and most significantly, the timing and conduct of additional PBC development activities, including an ongoing Phase 2 clinical trial, a planned Phase 3 clinical trial, and other new drug application (NDA)-enabling studies. The Company has obtained and expects to obtain additional funding to develop its products and fund future operating losses, as appropriate, through equity offerings; debt financing; its existing license and collaboration arrangement with Kowa Pharmaceutical America, Inc (Kowa); one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of its product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and are comprised of CymaBay and its wholly-owned subsidiary. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2017, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 15, 2018. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the entire year ending December 31, 2018 or future operating periods.

Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of actual future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates. The Company believes significant judgment is involved in estimating revenue, stock-based compensation, accrued clinical expenses, and warrant liabilities.

Fair Value of Financial Instruments

The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued interest payable, accrued expenses, the facility loan, and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and accrued interest payable approximate the related fair values due to the short maturities of these instruments. Based on prevailing borrowing rates available to the Company for loans with similar terms, the Company believes the fair value of the facility loan, considering level 2 inputs, approximates its carrying value.

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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2018
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$45,464	$-	$-	$45,464
Commercial paper	-	14,984	-	14,984
Asset-backed securities	-	4,996	-	4,996
Total cash equivalents	45,464	19,980	-	65,444
Marketable securities:
Commercial paper	-	79,909	-	79,909
Corporate debt securities	-	46,824	-	46,824
Asset-backed securities	-	13,849	-	13,849
U.S. treasury securities	-	23,373	-	23,373
Total short-term investments	-	163,955	-	163,955
Total assets measured at fair value	$45,464	$183,935	$-	$229,399
Warrant liability	$-	$-	$7,648	$7,648
Total liabilities measured at fair value	$-	$-	$7,648	$7,648

	As of December 31, 2017
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$12,822	$-	$-	$12,822
Commercial paper	-	6,035	-	6,035
Total cash equivalents	12,822	6,035	-	18,857
Marketable securities:
Commercial paper	-	35,886	-	35,886
Corporate debt securities	-	19,760	-	19,760
Asset-backed securities	-	11,060	-	11,060
U.S. treasury securities	-	7,450	-	7,450
Total short-term investments	-	74,156	-	74,156
Total assets measured at fair value	$12,822	$80,191	$-	$93,013
Warrant liability	$-	$-	$6,091	$6,091
Total liabilities measured at fair value	$-	$-	$6,091	$6,091

The Company estimates the fair value of its corporate debt, commercial paper, asset backed securities, and U.S. treasury securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented.

The Company holds a Level 3 liability associated with common stock warrants that were issued in connection with the Company’s financings completed in September and October 2013, January 2014, and August 2015. The warrants are accounted for as liabilities. Beginning in September 2017, the Company changed its valuation technique and began to value its warrant liability using a Black-Scholes option pricing model, the inputs for which include: exercise price of the warrants, market price of the underlying common shares, dividend yield, expected term, expected volatility, and a risk-free interest rate. Changes to any of these inputs can have a significant impact on the estimated fair value of the warrants.

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

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	For the Three
	Months Ended March 30,
	2018	2017
Balance, beginning of period	$6,091	$1,145
Issuance of financial instruments	-	-
Change in fair value	4,654	2,134
Settlement of financial instruments	(3,097)	-
Balance, end of period	$7,648	$3,279

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

The following tables summarize amortized cost, unrealized gain and loss, and fair value (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2018:
Commercial paper	79,909	-	-	79,909
Corporate debt securities	46,929	-	(105)	46,824
Asset-backed securities	13,864	-	(15)	13,849
U.S. treasury securities	23,385	-	(12)	23,373
	$164,087	$-	$(132)	$163,955

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2017:
Commercial paper	35,886	-	-	35,886
Corporate debt securities	19,785	-	(25)	19,760
Asset-backed securities	11,070	-	(10)	11,060
U.S. treasury securities	7,459	-	(9)	7,450
	$74,200	$-	$(44)	$74,156

Concentrations of Risk

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

Certain materials and key components that the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in an NDA filed with the U.S. Food and Drug Administration (FDA) for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.

Revenue Recognition

At the inception of an arrangement, the Company evaluates if a counterparty to a contract is a customer, if the arrangement is within the scope of revenue from contracts with customers guidance, and the term of the contract.  The Company recognizes revenue when its customer obtains control of promised goods or services in a contract for an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts with customers, the Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.  The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation. The Company recognizes the amount of the transaction price as revenue that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

The Company enters into collaboration arrangements, under which it licenses certain rights to its intellectual property to third parties. The terms of these agreements may include payment to the Company of one or more of the following: nonrefundable, upfront license fees; development and commercial milestone payments; funding of research and/or development activities; and royalties on net sales of licensed products. Each of these types of payments are classified as collaborative revenues except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

For each collaboration agreement that results in revenues, the Company identifies all material promised goods and services, which may include a license to intellectual property and know-how, research and development activities and/or transition activities. Promised goods or services are considered to be separate performance obligations if they are distinct. In order to determine the transaction price to be allocated to each performance obligation, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required.

Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price basis. The Company must develop assumptions that require judgment to determine the standalone selling price (SSP) in order to account for these agreements. To determine the standalone selling price the Company’s assumptions may include (i) assumptions regarding the probability of obtaining marketing approval for the drug candidate, (ii) estimates regarding the timing of and the expected costs to develop and commercialize the drug candidate, (iii) estimates of future cash flows from potential product sales with respect to the drug candidate and (iv) appropriate discount and tax rates. Standalone selling prices used to perform the initial allocation are not updated after contract inception. The Company does not include a financing component to its estimated transaction price at contract inception unless it estimates that certain performance obligations will not be satisfied within one year.

Upfront License Fees: If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, upfront license fees based on the relative value prescribed to the license compared to the total value of the arrangement. The revenue is recognized when the license is transferred to the collaborator and the collaborator is able to use and benefit from the license.  For licenses that are not distinct from other obligations identified in the arrangement, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, the Company applies an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Development and Regulatory Milestone Payments: Depending on facts and circumstances, the Company may conclude that it is appropriate to include the milestone in the estimated transaction price using the most likely amount method or that it is appropriate to fully constrain the milestone. A milestone payment is included in the transaction price in the reporting period that the Company concludes that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. The Company may record revenues from certain milestones in a reporting period before the milestone is achieved if the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. The Company records a corresponding contract asset when this conclusion is reached. Milestone payments that have not been included in the transaction price to date are fully constrained. These milestones remain fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. The Company re-evaluates the probability of achievement of such development milestones and any related constraint each reporting period. The Company adjusts its estimate of the overall transaction price, including the amount of collaborative revenue that it has recorded, if necessary.

Sales-based Milestone and Royalty Payments: The Company’s collaborators may be required to pay the Company sales-based milestone payments or royalties on future sales of commercial products.  The Company recognizes revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the collaborator’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming the license to the Company’s intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.

Common Stock Warrant Liability

The Company’s outstanding common stock warrants issued in connection with certain equity and debt financings that occurred in 2013 through 2015 are classified as liabilities in the accompanying condensed consolidated balance sheets because of certain contractual terms that preclude equity classification. The Company estimates the fair value of common stock warrants at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be revalued and reclassified to stockholders’ equity, or expiration of the warrants. The determination of fair value of these common stock warrants requires management to make certain assumptions regarding subjective input variables such as timing, probability and valuation impact of certain potential strategic events, expected term, dividends, expected volatility and risk-free interest rates. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease other (expense) income, net, which could be material to the Company’s results of operations.

Stock-Based Compensation

Employee and director stock-based compensation is measured at fair value on the grant date of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for stock options with time-based vesting and on an accelerated basis for stock options with performance conditions. For stock options with performance conditions, the Company evaluates the probability of achieving performance conditions at each reporting date. The Company begins to recognize the expense when it is deemed probable that the performance conditions will be met. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of fair value for stock-based awards using an option-pricing model requires management to make certain assumptions regarding subjective input variables such as expected term, dividends, volatility and risk-free interest rate. The Company is also required to make estimates as to the probability of achieving the specific performance criteria. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s results of operations.

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

In all periods presented, the Company’s outstanding stock options, incentive awards and warrants were excluded from the calculation of diluted net loss per share because their effects were antidilutive. The Company’s computation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss allocated to common stock-basic	$(17,005)	$(5,351)
Adjustments for revaluation of warrants	-	-
Net loss allocated to common stock-diluted	$(17,005)	$(5,351)
Denominator:
Weighted average number of common stock shares outstanding - basic	53,752,753	26,609,931
Weighted average number of common stock shares outstanding - diluted	53,752,753	26,609,931
Net loss per share - basic:	$(0.32)	$(0.20)
Net loss per share - diluted:	$(0.32)	$(0.20)

The following table shows the total outstanding common stock equivalents considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Warrants for common stock	982	1,667
Common stock options	4,968	3,328
Performace-based stock options	205	327
Incentive awards	130	239
	6,285	5,561

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2014-09

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) (ASC 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company also elected to use the practical expedient that allows an entity to expense the incremental cost of obtaining a contract as an expense when incurred if the amortization period of the asset that an entity otherwise would have recognized is less than one year. Results for the three months ended March 31, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under previous revenue recognition guidance. As of the adoption date, the Company had only one contract with a customer, Kowa Pharmaceuticals America, Inc. (“Kowa”), that had not been completed.  Based on the Company’s review, the Company concluded there was no significant change in applying ASC 606 to the contract with Kowa and no amounts have been recognized within “accumulated deficit” in the condensed consolidated balance sheet related to the adoption of the new standard.

Accounting Standards Update 2017-09

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)- Scope of Modification Accounting (ASU 2017- 09). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU

2017-09 became effective for the Company on January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Staff Accounting Bulletin No. 118

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“the Act”). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax.  In December 2017, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the accounting implications of recently enacted U.S. federal tax reform. SAB 118 allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date to address ongoing guidance and tax interpretations that are expected over the next 12 months.  The Company has adopted SAB 118 and currently considers its accounting of the impact of U.S. federal tax reform to be incomplete but continues to make a reasonable estimate of the effects on our existing deferred tax assets. The Company expects to complete the remainder of the analysis within the measurement period in accordance with SAB 118.  Adjustments, if any, are not expected to impact the statement of operations and comprehensive loss due to the full valuation allowance on the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, the lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and the liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted.  As currently issued, entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. There are additional optional practical expedients that an entity may elect to apply. In January 2018, the FASB issued an exposure draft of the proposed ASU, Leases (Topic 842): Targeted Improvements. The proposed ASU provides an alternative transition method of adoption, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. Management intends to adopt the standard on the effective date but has not yet selected a transition method. Management is in the process of inventorying and scoping the Company’s population of leased assets in order to assess the impact of Topic 842.  Topic 842 is expected to impact the Company’s condensed consolidated financial statements as the Company has certain operating lease arrangements for which it is the lessee.  Management is currently evaluating the impact adoption of Topic 842 will have on the Company’s financial position and results of operations but management anticipates the recognition of additional assets and corresponding liabilities on the Company’s condensed consolidated balance sheet related to leases.

Accounting Standards Update 2017-11

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) (ASU 2017-11): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for and classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-linked freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. We are currently evaluating the impact of the revised guidance on its condensed consolidated financial statements.

3. Certain Balance Sheet Items

The following table shows certain balance sheet items (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Accrued compensation	$867	$2,416
Accrued pre-clinical and clinical trial expenses	3,467	2,929
Accrued professional fees	523	288
Other accruals	119	124
Total accrued liabilities	$4,976	$5,757

4. Collaboration and License Agreements

Kowa Pharmaceuticals America, Inc.

On December 30, 2016, the Company entered into a license agreement with Kowa. Pursuant to the license agreement, the Company granted to Kowa an exclusive license, and right to sublicense, certain patent rights and technology related to arhalofenate. Kowa will have exclusive rights to, among other things, develop, use, manufacture, sell and otherwise exploit the licensed technology in the United States (including all possessions and territories). At Kowa’s option, the Company may also facilitate the placement of arhalofenate product manufacturing orders under the terms of the Company’s existing contract manufacturing agreements. In addition, the Company will complete specified in-process stability testing and non-clinical development services and will participate on a Joint Advisory Committee (JAC). Finally, the Company will transfer to Kowa certain arhalofenate product on hand.

Under the license agreement, Kowa agreed to pay the Company a non-refundable upfront payment of $5.0 million upon contract execution. Kowa also agreed to pay the Company $5.0 million upon initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment, which occurred during the quarter ended December 31, 2017 and was received in January 2018. An additional milestone payment of $5.0 million is due on initiation of a Phase 3 study of arhalofenate, and up to $190.0 million based upon the achievement of other specific development and sales milestones. Finally, the Company will receive tiered, double digit royalties on any product sales and a percentage of any sublicensing revenue earned by Kowa.

Kowa may terminate the agreement by giving a 45 day notice to the Company three months after the effective date of the agreement and any time thereafter with a 90 day notice.  Unless terminated early, the agreement has a term that ends on the later of the (i) expiration of the last to exist valid claim covering the manufacture, use and sale of arhalofenate in the United States and (ii) the 10th anniversary of the first commercial sale. The license agreement may be terminated for cause by either party based on uncured material breach by the other party, bankruptcy of the other party or for safety reasons. Upon early termination, the license and know how all revert back to the Company.

The Company concluded that Kowa is a customer, and the contract is not subject to accounting literature on collaborative arrangements. This is because the Company granted to Kowa a license to its intellectual property, and provided drug product and research and pre-clinical development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company identified the following three material promises under the license agreement: 1) transfer of a license to intellectual property, inclusive of the related technology know-how conveyance and contract manufacturing rights and privileges (“license and know-how”); 2) the obligation to perform specific ongoing research and non-clinical development services, and 3) the delivery of existing on hand arhalofenate clinical product. The Company’s participation on the JAC was determined to not be a performance obligation as its participation in the JAC is not required, and is primarily for the Company’s benefit, to appraise itself of the progress of Kowa’s activities. The Company provided to Kowa standard indemnification and protection of licensed intellectual property, which is part of assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

The Company concluded that the license and know-how, the research and development services, and delivery of arhalofenate product were each by themselves distinct. The Company concluded that Kowa has the ability to benefit from the license and know-how on its own by developing and commercializing arhalofenate using its own resources, and also the ability to sublicense and manufacture arhalofenate.  The research and non-clinical development services promised will not significantly change the intellectual property underlying the license. Further, the Company believes that Kowa has research and development expertise with compounds similar to those licensed under the agreement. The research and development services and arhalofenate product are not integrated or dependent upon each other, and are provided by the Company separately from each other. The licensed intellectual property was considered to be functional as it has significant standalone functionality, and grants Kowa the right to use the Company’s intellectual property as it exists on the effective date of the license. Accordingly, license revenue was recognized upon the substantial completion of the license technology transfer during 2017. The research and non-clinical development services are transferred as the services are performed, with cost used as the measure of progress. The arhalofenate product was transferred when Kowa assumed title and control of the inventory stored at the Company’s contract manufacturer upon entering into a direct contract with such manufacturer in the fourth quarter of 2017.

To allocate transaction price among the three performance obligations, the Company estimated their SSP. For the license and know-how, the SSP was estimated using the income approach based on assumptions regarding Kowa’s future revenues from the licensed intellectual property, projected costs of research and development, manufacturing and commercialization expenses, as well as the discount rate, the development timeline, and probabilities of technical and regulatory success. To estimate SSP of research and non-clinical development services and arhalofenate product on hand, the Company used a cost-plus margin approach.  The Company believes that a change in the assumptions used to determine its best estimate of selling price for the performance obligations would not have a significant effect on the allocation of consideration received to the performance obligations.

As of January 1, 2018, the transaction price was limited to $10.0 million, consisting of the $5.0 million due upon contract initiation and the $5.0 million triggered when Kowa initiated the study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. Of these amounts, the Company allocated $9.5 million to the license; $0.4 million to the arhalofenate product; and $0.1 million to the research and pre-clinical development services. As of January 1, 2018, all of these performance obligations had been completed and the associated revenue had been recognized.

The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these were fully constrained at March 31, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and Kowa’s efforts.  Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Kowa. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company expensed the incremental costs of obtaining the Kowa contract prior to December 31, 2017, as substantially all costs related to the performance obligations completed by that date.

Revenue recognized during the three months ended March 31, 2017 was determined in accordance with the accounting rules applicable prior to the adoption of ASC 606 on January 1, 2018. There was no difference in the revenue recognized under ASC 606 or legacy GAAP for the three months ended March 31, 2018.

There were no contract assets or deferred revenues (contract liabilities) during the quarter ended March 31, 2018. Accounts receivable from the Kowa contract consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accounts receivable	$-	$5,000

As of March 31, 2018, there were no amounts included in the transaction price and allocated to goods and services not yet provided.

Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.

In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPARδ compounds (the PPARδ Products) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPARδ Products. Janssen NV has a right of first negotiation under the agreement to license a particular licensed patents covering the PPARδ Product from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARδ Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARδ Products.

In June 2010, the Company entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), a subsidiary of Johnson and Johnson, to further develop and discover undisclosed metabolic disease target agonists for the treatment of Type 2 diabetes and other disorders. The Company received a termination notice from Janssen, effectively ending these development and licensing agreements in early April 2015. In December 2015, the Company exercised an option, and Janssen granted the Company an exclusive, worldwide license with rights to sublicense, pursuant to the terms of one of the original agreements to continue to develop compounds with activity against an undisclosed metabolic disease target. No amounts were incurred or accrued for this agreement as of and for the three months ended March 31, 2018 and 2017.

DiaTex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains  a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products containing arhalofenate.  No development payments were made or became due as of and for the three months ended March 31, 2018 and 2017 and no royalties have been paid to date. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone.

5. Facility Loans

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance LLC (referred to herein as the lenders) for a total loan amount of $10.0 million of which the first tranche of $5.0 million was drawn as part of the Company’s September 2013 financing, referred to herein as the 2013 Term Loan Facility.  The second tranche of $5.0 million was not drawn down by the Company and expired on June 30, 2015.

At the time the first $5.0 million tranche of the 2013 Term Loan Facility was drawn down, the Company issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share with a term of seven years.

On August 7, 2015, the Company entered into a Loan and Security Agreement pursuant to which it refinanced its existing 2013 Term Loan Facility with Oxford Finance LLC and Silicon Valley Bank, for an aggregate amount of up to $15.0 million, referred to herein as the 2015 Term Loan Facility. The first $10.0 million tranche of this new loan facility was made available to the Company immediately upon the closing and was used in part to retire all $4.1 million of the Company’s existing debt outstanding under the 2013 Term Loan Facility, and to settle accrued interest and closing costs with the lenders. The remaining $5.0 million, referred to as the second tranche, was not drawn down by the Company and expired on March 31, 2016. The modified loan terms were treated as a modification and the remaining debt discount costs are being amortized over the remaining term of the Loan and Security Agreement using the effective interest rate method.

The first loan tranche bears interest at 8.77%, a rate that was determined on the advance date as being the greater of (i) 8.75% and (ii) the sum of 8.47% and the 90 day U.S. LIBOR rate reported in the Wall Street Journal three business days prior to the funding date of the first tranche. For the first tranche, the Company is required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. Upon maturity, the remaining balance of the first tranche and a final payment equal to 6.50% of the original principal amount advanced of the applicable tranche are payable.

At the closing, the Company also agreed to pay a facility fee of 1.00% of the 2015 Term Loan Facility commitment. In addition, the Company issued warrants exercisable for a total of 114,436 shares of its common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

The 2015 Term Loan Facility contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company, and also includes defined customary events of default that include but are not limited to a material adverse change in the Company’s business, operations or condition (financial or otherwise), a material impairment of the prospect of repayment of any portion of the term loan, or a material impairment in the perfection or priority of the collateral agent’s lien in the collateral or in the value of such collateral. As of March 31, 2018, the Company was in compliance with the term loan covenants and there were no events of default.

6. Commitments and Contingencies

The Company leases 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and expires on January 15, 2019. Rent expense was $0.1 million for each of the three months ended March 31, 2018 and 2017.

Future minimum lease payments are as follows (in thousands):

Lease
Payments
Year ending December 31, 2018 (from April to December)	$171
Total future minimum payments	$171

7. Stockholders’ Equity

As of March 31, 2018, and December 31, 2017, the Company had reserved shares of authorized but unissued common stock as follows:

	March 31,	December 31,
	2018	2017
	(unaudited)
Common stock warrants	982,456	1,460,955
Equity incentive plans	5,574,766	4,021,983
Total reserved shares of common stock	6,557,222	5,482,938

On February 1, 2018, pursuant to a shelf registration statement on Form S-3, the Company completed the issuance of 13,340,000 shares of its common stock at $10.80 per share in an underwritten public offering (referred to as the February 2018 public offering). Net proceeds to the Company in connection with the February 2018 public offering were approximately $135.5 million after deducting underwriting discounts, commissions and other offering expenses.

8. Stock Plans and Stock-Based Compensation

Stock Plans

On January 1, 2018, the share reserve of the Company’s 2013 Equity Incentive Plan (2013 Plan), automatically increased by 2,220,439 shares. During the three months ended March 31, 2018, the Company granted options to purchase 1,522,272 of its common stock to its employees, directors and a consultant. As of March 31, 2018, there were 271,985 shares available for grant under the 2013 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
	(unaudited)
Research and development	$649	$361
General and administrative	1,147	917
Total	$1,796	$1,278

9. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Boards, a total of $15,000 for each of the three months ended March 31, 2018 and 2017, in monthly cash retainers.

10. Subsequent Event

On April 19, 2018, the Company entered into an amended lease to extend the term of its original lease to January 15, 2024 and relocate and expand its office space within the same office park in Newark, California. The Company has an option to further extend the term of the amended lease for an additional five years, which would commence upon the expiration of the term. The lease amendment was effective as of April 16, 2018, and the Company expects to take possession of the new space in late 2018. Annual rental payments under the amended lease total approximately $0.7 million, and the Company will also pay a portion of common area and pass-through expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three months ended March 31, 2018, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; our expectations with respect to regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, and under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 15, 2018. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

CymaBay Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need.

Our lead product candidate, seladelpar, is a potent and selective agonist of PPARδ, a nuclear receptor that regulates genes involved in bile acid/sterol, lipid and glucose metabolism and inflammation. We are currently developing seladelpar for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver. We are also developing seladelpar for the treatment of nonalcoholic steatohepatitis (NASH), a prevalent and serious chronic liver disease caused by excessive fat accumulation in the liver that results in inflammation and cellular injury that can progress to fibrosis and cirrhosis, and potentially liver failure and death.

Data from two Phase 2 studies of seladelpar in patients with PBC have established seladelpar’s anti-cholestatic and anti-inflammatory effects. In April 2018, we announced updated positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with PBC. As of January 2018, 71 patients were exposed to at least one dose of seladelpar, of whom 53 received 12 weeks of treatment and 42 received 26 weeks of treatment. In the first part of the study, patients with an inadequate response to ursodeoxycholic acid (UDCA), as characterized by a persistent elevation in alkaline phosphatase (AP), or who were intolerant to UDCA, received either 2 mg, 5 mg or 10 mg of seladelpar once-daily through 12 weeks. At baseline, mean AP was 358, 333, and 262 U/L in the 2 mg, 5 mg, and 10 mg groups, respectively. At 12 weeks, changes in AP were -21%, -33%, and -45% in the 2 mg (N=6), 5 mg (N=25), and 10 mg (N=22) groups, respectively. After 12 weeks, dose titration was permitted for patients whose AP remained above normal and at a level where additional AP lowering had the potential to reduce the risk of disease progression. At 26 weeks, decreases in AP were similar across regimens at -45%, -43%, and -43% in the 5 mg (N=13), 5 to 10 mg titration (N=6) and 10 mg (N=19) groups, respectively. AP is a recognized biomarker of cholestasis. Reaching an AP level of less than 1.67 the upper limit of normal (ULN) after one year of treatment along with a decrease in AP of at least 15% from baseline are two key components in the composite endpoint used for regulatory approval; a third element in the composite endpoint is having normal levels of total bilirubin at one year. At 26 weeks, 69%, 67%, and 79% of patients in the 5 mg, 5 to 10 mg titration and 10 mg dose regimens, respectively, had an AP less than 1.67 times the upper limit of normal, with at least a 15% decrease in AP from baseline and normal bilirubin. Overall, 29% of patients had a normal AP at 26 weeks.

In addition to the reduction in AP, patients in both the 5 mg and 10 mg dose groups experienced decreases in other liver markers of cholestasis including gamma glutamyl transferase and total bilirubin. Seladelpar also improved metabolic and inflammatory markers with patients experiencing decreases in levels of low-density lipoprotein-C and high sensitivity C-reactive protein.

At 12 weeks, median transaminase changes were -9%, -28%, and -35% in the 2 mg, 5 mg, and 10 mg groups, respectively and decreases were maintained at 26 weeks in the 5 mg and 10 mg groups (≥ -40%). These decreases further support seladelpar’s anti-inflammatory activity.

Many PBC patients suffer from pruritus, or chronic itching, which can significantly impact their quality of life. Consistent with prior studies, seladelpar was not associated with drug-induced pruritus. Baseline median pruritus as measured by the visual analog scale (VAS) which measures pruritus and its severity on a scale of 0 to 100 mm was 19 and 27 mm in the 5 mg or 5 mg to 10 mg titration and 10 mg groups, respectively, and patients in the 10 mg group experienced consistent decreases during treatment (-24% at week 26) suggesting potential anti-pruritic activity. Seladelpar was generally safe and well tolerated, with no transaminase elevation safety signal. There were six serious adverse events and none were deemed related to seladelpar.

The current study remains ongoing and is expected to enroll a total of 109 patients. We expect to report another subset of data through 52-weeks of dosing in the second half of 2018. In the first half of 2018, we also plan to conclude discussions with the FDA and European Medicines Agency (EMA), respectively, in order to finalize the design of our Phase 3 study of seladelpar in patients with PBC, which we intend to initiate in the second half of 2018.

In November 2016, the FDA granted orphan drug designation to seladelpar for the treatment of PBC, and in September 2017, the EMA’s Committee for Orphan Medicinal Products (COMP) similarly granted orphan drug designation to seladelpar for the treatment of PBC. In October 2016, seladelpar received EMA PRIority MEdicines (PRIME) designation for the treatment of PBC.

We believe that seladelpar could also have utility in the treatment of NASH. Seladelpar was found to reverse NASH pathology, decrease fibrosis, inflammation, hepatic lipids and reverse insulin resistance in the foz/foz mouse, which is a diabetic obese model of NASH. In April 2018, we initiated screening a double-blind, randomized, placebo-controlled phase 2b clinical study evaluating the safety and efficacy of 10, 20 and 50 mg of seladelpar versus placebo in patients with NASH for 52 weeks. The primary objectives of the study are to evaluate the effect of seladelpar on hepatic fat, as assessed by magnetic resonance imaging-proton density fat fraction (MRI-PDFF) at week 12 and to evaluate the safety and tolerability of seladelpar in subjects with NASH. The study is intended to enroll a total of 175 patients with liver biopsy-proven NASH in a 2:2:2:1 randomization between 10, 20 and 50 mg of seladelpar and placebo. Among various secondary objectives includes evaluation of histological improvement in NASH and fibrosis as assessed by comparing liver biopsy samples taken at baseline and 52 weeks.

Our second product candidate, arhalofenate, is a dual-acting anti-inflammatory and uric acid lowering agent being developed for the treatment of gout. In 2016, we entered into an exclusive licensing agreement granting Kowa Pharmaceuticals America, Inc. the rights to develop and commercialize arhalofenate in the United States (including all possessions and territories). Under the terms of the agreement with Kowa, we received an up-front payment of $5.0 million, and a milestone payment of $5.0 million for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. We are entitled to receive an additional milestone payment of $5.0 million on the initiation of a Phase 3 study and up to an additional $190.0 million in payments based upon the achievement of specific development and sales milestones. We are also eligible to receive tiered, double digit royalties on future sales of arhalofenate products. Kowa will be responsible for all development and commercialization costs. We retain full development and commercialization rights for the rest of the world and intend to partner arhalofenate in geographies outside the United States and its possessions and territories.

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

On July 27, 2015, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 8,188,000 shares of our common stock at $2.81 per share, which we refer to as our 2015 public offering. Net proceeds to us in connection with the 2015 public offering were approximately $21.1 million after deducting underwriting discounts, commissions and other offering expenses.

On February 7, 2017, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 5,181,348 shares of our common stock at $1.93 per share, which we refer to as our February 2017 public offering. Net proceeds to us in connection with the February 2017 public offering were approximately $9.2 million after deducting underwriting discounts, commissions and other offering expenses.

On May 11, 2017 we filed a $100 million shelf registration statement on Form S-3, which was declared effective on June 29, 2017, and our prior shelf registration statement was deemed terminated. This new shelf registration statement included an at-the-market facility (New ATM) to sell up to $25 million of common stock under the new registration statement. We terminated the New ATM in July 2017.

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

On December 29, 2017 we filed a new $200 million shelf registration statement on Form S-3, which was declared effective on January 19, 2018, and our prior shelf registration statement was deemed terminated.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We consider certain accounting policies including, but not limited to, revenue recognition, research and development expenses and clinical accruals, stock-based compensation and valuation of warrant liabilities to be critical policies. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances and review our estimates on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions. For further information on all of our significant accounting policies, except for revenue recognition which is discussed further below, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method, for all contracts that had not been completed as of that date. As of the adoption date, we had entered into one out-licensing agreement that was within the scope of ASC 606, under which we have licensed our product candidate rights to a third party.  The term of this arrangement included the following: a non-refundable, up-front license fee, development and commercial milestone payments, and royalties on net sales of licensed products.  Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.

At the inception of an arrangement, we evaluate if a counterparty to a contract is a customer, if the arrangement is within the scope of revenue from contracts with customers guidance, and the term of the contract. We recognize revenue when the customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. We then allocate the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation. We recognize the amount of the transaction price as revenue that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery.

Upfront License Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, upfront license fees based on the relative value prescribed to the license compared to the total value of the arrangement. The revenue is recognized when the license is transferred to the collaborator and the collaborator is able to use and benefit from the license.  For licenses that are not distinct from other obligations identified in the arrangement, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we apply an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees.  We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Development and Regulatory Milestone Payments: Depending on facts and circumstances, we may conclude that it is appropriate to include a milestone payment in the estimated transaction price using the most likely amount method or that it is appropriate to fully constrain the milestone. A milestone payment is included in the transaction price in the reporting period that we conclude that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. We may record revenues from certain milestones in a reporting period before the milestone is achieved if we conclude that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. We record a corresponding contract asset when this conclusion is reached. Milestone payments that have not been included in the transaction price to date are fully constrained. These milestones remain fully constrained until we conclude that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. We re-evaluate the probability of achievement of such development milestones and any related constraint each reporting period. We adjust our estimate of the overall transaction price, including the amount of collaborative revenue that was recorded, if necessary.

Sales-based Milestone and Royalty Payments: Our collaborators may be required to pay us sales-based milestone payments or royalties on future sales of commercial products.  We recognize revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the collaborator’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming the license our intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.

We receive payments from our customers based on billing schedules established in each contract.  Up-front payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations under these arrangements.  Amounts are recorded as accounts receivable when our right to consideration is unconditional.  We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

As of the adoption date of ASC 606, we had only one contract with a customer, Kowa Pharmaceuticals America, Inc. (Kowa), that had not been completed.  Based on our review, we concluded there was no significant change in applying ASC 606 to the contract with Kowa and no amounts have been recognized within “accumulated deficit” in the condensed consolidated balance sheet related to the adoption of the new standard.

Results of Operations

General

To date, we have not generated any income from operations. As of March 31, 2018, we had an accumulated deficit of $467.5 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have generated revenue from our license arrangement with Kowa and may in the future generate revenue from a variety of other sources, including additional milestone payments from Kowa and license fees and milestone payments in connection with other strategic partnerships, arhalofenate and seladelpar are at a mid-level stage of development and our other product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Our results of operations for the three months ended March 31, 2018 and 2017 are presented below:

	Three Months Ended
	March 31,
	2018	2017	Variance
($ in thousands)
Collaboration revenue	$—	$4,793	$(4,793)
Operating expenses:
Research and development	9,477	4,041	5,436
General and administrative	3,373	3,701	(328)
Loss from operations	(12,850)	(2,949)	(9,901)
Interest income (expense), net	500	(268)	768
Other expense, net	(4,655)	(2,134)	(2,521)
Net loss	$(17,005)	$(5,351)	$(11,654)

Collaboration Revenue

Collaboration revenue for the three months ended March 31, 2018 and 2017 was none and $4.8 million, respectively. We recognized collaboration revenue in the three months ended March 31, 2017 following the delivery of the license and knowhow deliverable identified in our Kowa license and collaboration agreement.

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended March 31, 2018 and 2017, research and development expenses were $9.5 million and $4.0 million, respectively. Research and development expenses are detailed in the table below:

	Three Months Ended
	March 31,
	2018	2017
($ in thousands)	(unaudited)
Seladelpar PBC clinical studies	$3,662	$1,912
Seladelpar NASH clinical studies	781	-
Seladelpar drug manufacturing & development	1,802	340
Seledelpar other studies	169	95
Non-seladelpar studies	29	74
Total Project Costs	6,443	2,421
Internal research and development costs	3,034	1,620

Total Research and Development	$9,477	$4,041

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial and other materials; and
•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs increased by $4.0 million to $6.4 million from $2.4 million for the three months ended March 31, 2018 and 2017, respectively. Project costs for the three months ended March 31, 2018 and 2017 consisted primarily of PBC-related clinical studies and drug manufacturing expenses for seladelpar. Project costs increased primarily due to start-up costs for our upcoming PBC Phase 3 and our NASH Phase 2b clinical trials. Furthermore, project costs increased due to manufacturing of seladelpar to support our ongoing lower dose Phase 2 study, and in preparation for our upcoming clinical trials and other development activities. Internal research and development costs increased by $1.4 million for the three months ended March 31, 2018, as compared to March 31, 2017, primarily due to higher employee compensation related expenses incurred in support of our expanding clinical development activities.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. For example, as a result of the favorable interim PBC clinical trial results we announced in July 2017, we expanded and extended our ongoing PBC Phase 2 study and we intend to initiate a PBC Phase 3 study of seladelpar in the second half of 2018 along with other NDA-enabling studies. Furthermore, we commenced screening of a Phase 2 clinical study in NASH in April of 2018. Accordingly, we expect to incur substantial costs to prepare for and conduct these clinical trials and other seladelpar-related development activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, and other general operating expenses not otherwise included in research and development. General and administrative expenses decreased by $0.3 million to $3.4 million from $3.7 million for the three months ended March 31, 2018 and 2017, respectively, primarily due to lower severance expenses, offset in part by higher stock-based compensation expense.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest income from our marketable securities offset in part by interest expense related to our loan facility. Interest income (expense), net increased by $0.8 million to $0.5 million from $(0.3) million for the three months ended March 31, 2018 and 2017, respectively, primarily due to higher interest income earned from our marketable securities in the first quarter of 2018. Interest income rose because we invested a significant portion of the proceeds received from our July 2017 and February 2018 public offerings in marketable securities.

Other Expense, Net

Other expense, net primarily includes losses resulting from the remeasurement of our investor and lender warrant liabilities at fair value. We use an option pricing model to revalue our warrant liabilities at each reporting date. A decline in the value of our warrant liabilities results in the recognition of a remeasurement gain. Conversely, an increase in the value of our warrant liabilities results in the recognition of a remeasurement loss. During the third quarter of 2017, we changed our valuation technique and began to revalue our warrants using a Black-Scholes option pricing model. Historically, we used a binomial option pricing model to revalue the warrant liabilities.

Other expense, net reflected a loss of $4.7 million and $2.1 million for the three months ended March 31, 2018 and 2017, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. During the three months ended March 31, 2018, the loss recognized was due primarily to an increase in the price of our common stock, a key input into the model used to value the warrants, from $9.20 at December 31, 2017 to $12.99 at March 31, 2018. During the three months ended March 31, 2017, the loss recognized was due primarily to an increase in the price of our common stock from $1.73 at December 31, 2016 to $4.30 at March 31, 2017.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At March 31, 2018, we had cash, cash equivalents and marketable securities of $229.5 million, compared to $97.2 million at December 31, 2017. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities investments. We invest cash in excess of immediate requirements with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk. We believe these funds are sufficient to fund our current operating plan into 2021.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. For example, as a result of the favorable interim PBC clinical trial results we announced in July 2017, we expanded and extended our ongoing PBC Phase 2 study and we intend to initiate a PBC Phase 3 study of seladelpar in the second half of 2018 along with other NDA-enabling studies. Furthermore, we commenced screening of a Phase 2 clinical study in NASH in April of 2018. Accordingly, we expect to incur substantial costs to prepare for and conduct these clinical trials and other seladelpar-related development activities. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with existing and new corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, it could have a material adverse effect on our business, results of operations, and financial condition.

Term Loan Facility

On August 7, 2015, we entered into a Loan and Security Agreement, pursuant to which we refinanced our previous term loan facility with Oxford Finance LLC and Silicon Valley Bank, for an aggregate amount of up to $15 million, which we refer to as the 2015 term loan facility. The first $10.0 million tranche of this new loan facility was made available to us immediately upon the closing and was used in part to retire all $4.1 million of our existing term loan debt outstanding on the closing date, and to settle closing costs with the lenders. The remaining $5.0 million, referred to as the second tranche, was not drawn down by us and expired on March 31, 2016.

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

The 2015 term loan facility contains customary representations and warranties and customary affirmative and negative covenants applicable to us, including, among other things, restrictions on dispositions, changes in business, management, ownership or business locations, mergers or acquisitions, indebtedness, encumbrances, distributions, investments, transactions with affiliates and subordinated debt. The representations and warranties contained in the 2015 loan facility were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement to allocate risk and may be subject to limitations agreed upon by the parties; accordingly, they should not be relied upon by investors as to assertions of factual matters. The 2015 term loan facility also includes customary events of default, including but not limited to the nonpayment of principal or interest, violations of covenants, material adverse change, attachment, levy, restraint on business, bankruptcy, material judgments and misrepresentations. Upon an event of default, the lenders may, among other things, accelerate the loans and foreclose on the collateral. As of March 31, 2018, we were in compliance with the terms of the term loan covenants and there were no identified events of default.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash used in operating activities	$(6,441)	$(2,203)
Net cash used in by investing activities	(89,655)	(3,224)
Net cash provided by financing activities	138,623	8,605
Net increase in cash and cash equivalents	$42,527	$3,178

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2018 was $6.4 million primarily due to a net loss of $17.0 million resulting from our expanding drug development activities, offset in part by the receipt of a $5.0 million milestone payment from Kowa, a $4.7 million non-cash loss recorded to revalue our warrant liability, $1.8 million of stock-based compensation and other changes in operating assets and liabilities.

Investing Activities: Net cash used in investing activities was $89.7 million for the three months ended March 31, 2018, as a result of net purchases of marketable securities, as we sought to invest a portion of the proceeds from our February 2018 public offering.

Financing Activities: Net cash provided by financing activities for the three months ended March 31, 2018 was $138.6 million, due to net proceeds of $135.5 million received from the February 2018 public offering, net proceeds of $3.2 million received from issuance of common stock pursuant to our equity award plans, and proceeds of $0.7 million received from warrant exercises, offset by $0.8 million of principal repayments of our loan facility.

Contractual Obligations and Commitments

There have been no significant changes to our aggregate contractual obligations as compared to the disclosures in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 15, 2018.

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

Overview

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates. We do not hold or issue financial instruments for trading purposes.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $229.5 million as of March 31, 2018, compared to $97.2 million at December 31, 2017. As of March 31, 2018 and December 31, 2017, our cash, cash equivalents, and investments were held in deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates. Therefore, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of March 31, 2018, or December 31, 2017. We actively monitor changes in interest rates.

Foreign Exchange

Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three months ended March 31, 2018 and 2017, are included in other expense in the condensed consolidated statements of operations and comprehensive loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in a foreign currency.

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

(c)

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of ASC 606, Revenue from Contracts with Customers, to facilitate its adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of this standard.

PART II. OTHER INFORMATION

Item 1.

A.	Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of March 31, 2018, we had cash, cash equivalents and marketable securities of approximately $229.5 million. We believe that these funds will allow us to continue operation with our current operating plan into 2021. If appropriate opportunities become available, we intend to seek to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidate seladelpar (MBX-8025).

In the event we do not successfully raise sufficient funds in financing our product development activities, particularly related to the ongoing development of seladelpar, it will be necessary to curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether. To the extent that the costs of the ongoing development of seladelpar exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, enter into a collaboration or other similar arrangement with respect to development and/or commercialization rights to seladelpar, out-license intellectual property rights to seladelpar, sell assets or effect a combination of the above. No assurance can be given that we will be able to affect any of such transactions on acceptable terms, if at all. Failure to progress the development of seladelpar will have a negative effect on our business, future prospects and ability to obtain further financing on acceptable terms (if at all).

Beyond the plan of operations outlined above, our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies, including in particular the Phase 2 and Phase 3 studies of seladelpar;
•	the extent to which we receive the milestone payments and royalties under our licensing agreement with Kowa;
•	the extent to which we are able to out-license arhalofenate outside of the United States;
•	the need for additional or expanded clinical studies;
•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration and validation program;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals;
•	the extent of our other development activities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing products and market developments.

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

In December 2016, we entered into an exclusive licensing agreement with Kowa Pharmaceuticals America, Inc., or Kowa, for the development and commercialization of arhalofenate for the treatment of gout in the United States (including all possessions and territories). The terms of our licensing agreement with Kowa provide them with exclusive authority over the development and commercialization plans for arhalofenate in the United States and the execution of those plans. We have no effective influence over those plans and are dependent on Kowa’s decision making. In January 2018 we received a $5.0 million milestone payment from Kowa for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. Under the license agreement, Kowa has also agreed to pay an additional milestone payment of $5.0 million on the initiation of a Phase 3 study, and we are eligible to receive up to an additional $190.0 million in payments based upon the achievement of additional development and sales milestones. We are also eligible to receive tiered, double digit royalties on future sales of arhalofenate products.

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

The current plan is to use arhalofenate in combination with febuxostat, a treatment for gout currently marketed by Takeda Pharmaceuticals. However, in November 2017, the FDA issued an alert noting that preliminary results from a safety clinical trial of febuxostat showed an increased risk of heart-related death with febuxostat compared to another gout medicine called allopurinol. The FDA recommended that health care professionals consider this safety information when deciding whether to prescribe or continue patients on febuxostat. It is not known whether this safety information and/or the FDA alert will have a significant impact on the continued use of febuxostat.  Reduced use of febuxostat could have a significant negative affect on the development prospects of arhalofenate and could negatively impact the willingness or ability of Kowa to continue development of arhalofenate.

We do not intend to invest further in the development and commercialization of arhalofenate, and currently intend to out-license the rights to arhalofenate outside of the United States.

In December 2016, we entered into an exclusive licensing agreement with Kowa for the development and commercialization of arhalofenate in the United States (including all possessions and territories). We currently intend to out-license the development and commercialization of arhalofenate outside of the United States, and do not intend to invest further in the development and commercialization of arhalofenate. However, there is no guarantee that our efforts to out-license arhalofenate in countries outside of the United States will result in any licensing agreements or, if they do result in licensing agreements, that we will derive any value from those agreements. We expect the terms of those licensing agreements, if any, will provide the licensee with exclusive authority over the development and commercialization plans for arhalofenate in the jurisdiction(s) covered by the licensing agreement, and that we will have no influence over the actions of the licensees and will be dependent on their decision making. In the event that we are not able to enter into any further license agreements, or the licensees’ do not, or are not able to, develop or commercialize arhalofenate in their respective jurisdictions, our ability to derive further value from arhalofenate will be seriously harmed.

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

To raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. For example, in July 2017 we completed the issuance of 14,950,000 shares of our common stock at a public offering price of $6.50 per share and in February 2018, we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 in underwritten public offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. For example, in December 2016 we entered into an agreement to license our right to develop and commercialize arhalofenate for the treatment of gout in the United States in exchange for consideration including (i) a $5.0 million upfront payment, (ii) a $5.0 million milestone payment for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment, (iii) eligibility to receive an additional milestone payment of $5.0 million on the initiation of a Phase 3 study, as well as (iv) up to an additional $190.0 million in payments based upon the achievement of additional development and sales milestones and (v) tiered, double digit royalties on any product sales.

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

Recent U.S. tax legislation and future changes to applicable U.S. tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease to 21% for tax years beginning after December 31, 2017, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, eliminating carrybacks of net operating losses, and providing for indefinite carryforwards for losses generated in tax years after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Risks Related to Clinical Development and Regulatory Approval

We depend on the success of our product candidates, in particular seladelpar, which is still under clinical development and we may not obtain regulatory approval or successfully commercialize this product candidate.

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates, including seladelpar, which has completed multiple Phase 1 and Phase 2 clinical trials. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In July 2017, and April 2018, we announced positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with PBC. During the fourth quarter of 2017, we initiated enrollment in a long-term extension study of seladelpar in patients with PBC. In April 2018, we initiated screening in a Phase 2b study of seladelpar in patients with NASH. The success of seladelpar will depend on many factors, including the following:

•	successful enrollment and completion of clinical trials;
•	recognition by the FDA and other regulatory authorities outside of the United States of orphan disease designation for seladelpar in target indications in addition to those already obtained;
•	receipt of marketing approvals from the FDA and regulatory authorities outside the United States for seladelpar;
•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;
•	launching commercial sales of the product, whether alone or in collaboration with others;
•	acceptance of the product by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the product following approval; and
•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

We have commenced testing of seladelpar in clinical studies for the indications that we are currently pursuing for seladelpar, including primary biliary cholangitis (PBC) and non-alcoholic steatohepatitis (NASH). If seladelpar does not demonstrate safety or efficacy in the treatment, or if the benefits of treatment with seladelpar do not outweigh the risks, our ability to successfully develop and commercialize seladelpar may be adversely affected.

We commenced clinical trials of seladelpar for the indications for which we currently are pursuing, including PBC and NASH. Seladelpar may not be demonstrated to be effective in treatment of these or other indications we may target. Although we believe that seladelpar may be beneficial to address the diseases for which we are considering redirecting its development, there is no guarantee that seladelpar will prove to be safe or efficacious in the treatment of these diseases, or that we will be able to obtain regulatory approval for these indications. The results of these clinical studies and other nonclinical studies may determine whether the benefits perceived from the use of seladelpar would outweigh the risks perceived from treatment with seladelpar.

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

We have obtained orphan-drug designations for seladelpar for the treatment of PBC by both the FDA and EMA. These exclusivities, or any other orphan exclusivity we may receive for another product candidate or indication, may not effectively protect the candidate from competition because: different drugs can be approved for the same condition; the same drugs can be approved for different indications and prescribed off-label; and the first entity with an orphan drug designation to receive regulatory approval for a particular indication will receive marketing exclusivity. If one of our product candidates that receives an orphan drug designation, including seladelpar, is approved for a particular indication or use within the rare disease or condition, the FDA may later approve the same product for additional indications or uses within that rare disease or condition that are not protected by our exclusive approval. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target population, more effective or makes a major contribution to patient care.

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

Principal investigators for our clinical studies may serve as scientific advisors or consultants to us or may be affiliated with our other service providers, including clinical research organizations or site management organizations, from time to time and receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical study site or in the applicable study may be questioned or jeopardized.

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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from our product candidates. Regulatory approval of a new drug application (NDA) is not guaranteed, and the approval process is expensive, uncertain and lengthy.

We cannot commercialize our product candidates, including seladelpar, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for our product candidates. Additional delays may result if a product candidate is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including seladelpar. The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons, including the following:

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;
•	regulatory authorities may not find the data from nonclinical studies and clinical studies sufficient or may differ in the interpretation of the data;
•	regulatory authorities may require additional nonclinical or clinical studies;
•	the FDA or foreign regulatory authority might not approve our third party manufacturers’ processes or facilities for clinical or commercial product;
•	the FDA or foreign regulatory authority may change its approval policies or adopt new regulations;
•	the FDA or foreign regulatory authorities may disagree with the design or implementation of our clinical studies;
•	the FDA or foreign regulatory authority may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different from that in the United States;
•	the results of clinical studies may not meet the level of statistical significance required by the FDA or foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and
•

the data collection from clinical studies of our product candidates may not be sufficient to support the submission of a NDA or other submission or to obtain regulatory approval in the United States or elsewhere.

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

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, including seladelpar, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including seladelpar, may include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

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

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials that could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our products will be unrealized.

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval.

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

It is our expectation that only one supplier of drug substance and one supplier of drug product will be qualified by the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of our products. An alternative vendor would need to be qualified through a supplemental registration, which would be expensive and could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production. These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products, and cause us to incur additional costs. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, the supply chain for our products may be delayed, which could inhibit our ability to generate revenues.

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

Our reliance on third-party manufacturers entails risks, including the following:

•	the inability to meet our product specifications, including product formulation, and quality requirements consistently;
•	a delay or inability to procure or expand sufficient manufacturing capacity;
•	manufacturing and product quality issues related to scale-up of manufacturing;
•	costs and validation of new equipment and facilities required for scale-up;
•	a failure to comply with cGMP and similar foreign standards;
•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
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

If we obtain approval to commercialize any products outside of the United States., a variety of risks associated with international operations could materially adversely affect our business.

If our product candidates are approved for commercialization, we intend to enter into agreements with third parties to market those product candidates outside the United States, including for seladelpar. We expect that we will be subject to additional risks related to international operations, including the following:

•	different regulatory requirements for drug approvals in foreign countries;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, pandemics, or natural disasters including earthquakes, typhoons, volcanic eruptions, floods and fires.

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

In addition, there may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or health authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.

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

Any regulatory approvals that we or potential collaboration partners receive for seladelpar or future product candidates, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing studies. For example, we expect the approval pathway for seladelpar for the treatment of PBC and/or NASH to be governed by Subpart H of the Food and Drug Act.  As such any approvals will initially be conditional and require confirmatory trials.  Such trials may be costly and time consuming and may be unsuccessful in confirming the benefits of the conditionally approved product, potentially resulting in the withdrawal of approval and withdrawal of the product from the market. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market. Depending on any safety issues associated with our product candidates that are approved, the FDA may require a REMS, thereby imposing certain restrictions on the sale and marketability of such products or additional post-marketing requirements.

Regulatory policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market seladelpar or future products, if any, and we may not achieve or sustain profitability.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own, co-own or in-license may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against our product candidates in development. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability, scope or ownership, which may result in such patents, or our rights to such patents, being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to our product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us and threaten our ability to commercialize our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid or unenforceable, will be challenged by third parties or will adequately protect our products and product candidates. Further, if we encounter delays in development or regulatory approvals, the period of time during which we could market our products under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be provoked by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be available on commercially reasonable terms or at all.

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

Further, the laws of some foreign countries do not protect patents and other proprietary rights to the same extent or in the same manner as the laws of the United States As a result, we may encounter significant problems in protecting and defending our intellectual property abroad. We may also fail to pursue or obtain patents and other intellectual property protection relating to our products and product candidates in all foreign countries.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts or otherwise affect our business.

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party re-examination proceedings before the United States Patent and Trademark Office (U.S. PTO) and its foreign counterparts. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties.

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

We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example:

1) We rely on an exclusive license to certain patents and know-how from Janssen Pharmaceutical NV (Janssen NV), which include seladelpar and certain other PPARδ compounds (the PPARδ Products). Under the exclusive license with Janssen NV we have full control and responsibility over the research, development and registration of any PPARδ Products and are required to use diligent efforts to conduct all such activities. If we fail to comply with our obligations under our agreement with Janssen NV, including our obligations to expend more than a de minimus amount of effort and resources on the research and/or development of at least one PPARδ product, to make any payment called for under the agreement, not to disclose any non-exempt confidential information related to the agreement, or to use diligent efforts to promote, market and sell any PPARδ Product under the agreement, such action would constitute a default under the agreement and Janssen NV may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the Janssen NV license, seladelpar, which would have a materially adverse effect on our business.

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

We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States Our business could be harmed if in a litigation if the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

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

We are highly dependent on principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace the loss of services of any executive or key employee, it may adversely affect the progress of our research, development and commercialization objectives.

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

As of March 31, 2018, we had 26 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

Specifically, data security breaches, whether by employees or others, may expose sensitive data to unauthorized persons. Effective May 25, 2018, the EU will implement the General Data Protection Regulation, or GDPR, a broad data protection framework that expands the scope of current EU data protection law to non-European Union entities that process, or control the processing of, the personal information of EU subjects, including clinical trial data The GDPR allows for the imposition of fines and/or corrective action on entities that improperly use or disclose the personal information of EU subjects, including through a data security breach. Accordingly, data security breaches experienced by us, our collaborators or contractors could lead to significant fines, required corrective action, loss of trade secrets or other intellectual property, or could lead to the public exposure of personally identifiable information (including sensitive personal information) of our employees, collaborators, clinical trial patients, and others. A data security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. The GDPR will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR will also impose strict rules on the transfer of personal data out of the EU to the United States, will provide an enforcement authority and will impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR will increase our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. If we are unable to prevent such data security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive patient data. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.

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
•

any delay in filing an investigational new drug application (IND) or NDA for any of our future product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of an IND or NDA;

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

We expect that significant additional capital will be needed in the future to continue our planned product development efforts, in particular clinical trial, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in February 2017, we completed the issuance of 5,181,348 shares of our common stock at a public offering price of $1.93 per share in an underwritten public offering for the net proceeds to us of $9.2 million, in July 2017 we completed the issuance of 14,950,000 shares of our common stock at a public offering price of $6.50 per share in an underwritten public offering for net proceeds to us of approximately $91.3 million. In addition, in December 2017 we filed a $200 million shelf registration statement on Form S-3 with the SEC, and in February 2018 we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 per share in an underwritten public offering for net proceeds to us of approximately $135.5 million. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of March 31, 2018, was 271,985 shares.

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

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

Exhibit Number	Description of Document
4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

4.4	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4,3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

10.1	First Amendment to Lease, dated April 16, 2018, between BMR-Pacific Research Center LP and CymaBay Therapeutics, Inc.

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

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

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2018

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:	May 8, 2018