Form 10-Q
period 2018-06-30
CymaBay Therapeutics, Inc.
filed 2018-08-09
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

As of July 31, 2018, there were 59,052,798 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,726	$23,054
Marketable securities	167,353	74,156
Receivable from collaboration	-	5,000
Accrued interest receivable	405	103
Prepaid expenses	2,131	1,208
Other current assets	2,100	23
Total current assets	216,715	103,544
Property and equipment, net	90	69
Other assets	1,363	634
Total assets	$218,168	$104,247
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,336	$1,311
Accrued clinical trial expenses	7,877	2,929
Warrant liability	5,632	6,091
Other accrued liabilities	2,071	2,828
Facility loan	-	3,108
Accrued interest payable	-	43
Total current liabilities	16,916	16,310
Facility loan, less current portion	-	2,990
Deferred rent, net of current portion	2,039	-
Total liabilities	18,955	19,300
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 58,959,936 and 44,408,796 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	6	4
Additional paid-in capital	684,326	535,503
Accumulated other comprehensive loss	(67)	(44)
Accumulated deficit	(485,052)	(450,516)
Total stockholders’ equity	199,213	84,947
Total liabilities and stockholders’ equity	$218,168	$104,247

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Collaboration revenue	$-	$-	$-	$4,793
Operating expenses:
Research and development	14,397	4,044	23,874	8,085
General and administrative	3,574	3,582	6,947	7,283
Total operating expenses	17,971	7,626	30,821	15,368
Loss from operations	(17,971)	(7,626)	(30,821)	(10,575)
Other income (expense):
Interest income	1,061	44	1,769	81
Interest expense	(128)	(283)	(336)	(588)
Loss on extinguishment of debt	(407)	-	(407)	-
Other expense, net	(86)	(1,064)	(4,741)	(3,198)
Net loss	$(17,531)	$(8,929)	$(34,536)	$(14,280)
Net loss	$(17,531)	$(8,929)	$(34,536)	$(14,280)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	65	1	(23)	-
Other comprehensive income (loss)	65	1	(23)	-
Comprehensive loss	$(17,466)	$(8,928)	$(34,559)	$(14,280)
Basic net loss per common share	$(0.30)	$(0.31)	$(0.61)	$(0.52)
Diluted net loss per common share	$(0.30)	$(0.31)	$(0.61)	$(0.52)
Weighted average common shares outstanding used to calculate basic net loss per common share	58,833,647	28,752,451	56,307,236	27,687,110
Weighted average common shares outstanding used to calculate diluted net loss per common share	58,905,898	28,752,451	56,307,236	27,687,110

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net loss	$(34,536)	$(14,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25	18
Stock-based compensation expense	3,547	3,118
Net accretion and amortization of investments in marketable securities	(777)	4
Non-cash interest associated with debt discount accretion	148	232
Loss on extinguishment of debt	407	-
Change in fair value of warrant liability	4,741	3,198
Accretion of tenant improvement allowance	(61)	-
Changes in assets and liabilities:
Receivable from collaboration	5,000	-
Interest receivable and other current assets	(279)	4
Prepaid expenses	(923)	243
Other assets	(729)	(50)
Accounts payable	25	202
Accrued liabilities	4,191	(772)
Accrued interest payable	(43)	(11)
Net cash used in operating activities	(19,264)	(8,094)
Investing activities
Purchases of property and equipment	(46)	-
Purchases of marketable securities	(185,925)	(9,822)
Proceeds from maturities of marketable securities	93,482	9,100
Net cash used in investing activities	(92,489)	(722)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	135,520	9,364
Proceeds from issuance of common stock pursuant to equity award plans	3,521	-
Proceeds from issuance of common stock upon exercise of warrants	1,037	-
Repayment of facility loan principal	(6,527)	(1,534)
Payment of fees to extinguish facility loan	(126)	-
Net cash provided by financing activities	133,425	7,830
Net increase (decrease) in cash and cash equivalents	21,672	(986)
Cash and cash equivalents at beginning of period	23,054	10,495
Cash and cash equivalents at end of period	$44,726	$9,509
Supplemental disclosure
Cash paid for interest	$231	$367
Supplemental non-cash investing and financing activities
Lessor funded lease incentives included in other current assets	$2,100	$-
Issuance of common stock upon warrant exercises	$5,200	$-

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the six months ended June 30, 2018, the Company incurred a net loss of $34.5 million and used $19.3 million of cash in operations. At June 30, 2018, the Company had an accumulated deficit of $485.1 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

From January through June 1, 2018, the Company paid $1.6 million of principal payments due under its term loan facility with Oxford Finance LLC and Silicon Valley Bank. On June 4, 2018, the Company repaid in full the remaining outstanding balance of the 2015 Term Loan Facility of $4.2 million plus a final fee of $0.7 million (See Note 5).

As of June 30, 2018, the Company’s cash, cash equivalents and marketable securities totaled $212.1 million. The Company believes these funds are sufficient to fund the Company’s current operating plan into 2021. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the ongoing Phase 2b clinical trial activities in NASH, and most significantly, the timing and conduct of additional PBC development activities, including an ongoing Phase 2 clinical trial, a planned Phase 3 clinical trial, and other new drug application (NDA)-enabling studies. The Company has obtained and expects to obtain additional funding to develop its products and fund future operating losses, as appropriate, through equity offerings; debt financing; its existing license and collaboration arrangement with Kowa Pharmaceutical America, Inc. (Kowa); one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of its product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and are comprised of CymaBay and its wholly-owned subsidiary. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. “Accrued clinical trial expenses” and “Other accrued liabilities”, which previously were reported as “Accrued liabilities” on the condensed balance sheet, are now reported as separate line items. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended

December 31, 2017, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 15, 2018. The results for the six months ended June 30, 2018 are not necessarily indicative of results to be expected for the entire year ending December 31, 2018 or future operating periods.

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

Fair Value of Financial Instruments

The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued interest payable, accrued expenses, the facility loan, and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and accrued interest payable approximate the related fair values due to the short maturities of these instruments. Based on prevailing borrowing rates available to the Company for loans with similar terms, the Company believes the fair value of the facility loan at December 31, 2017, considering level 2 inputs, approximates its carrying value.

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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2018
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$41,017	$-	$-	$41,017
Commercial paper		2,989	-	2,989
Total cash equivalents	41,017	2,989	-	44,006
Marketable securities:
Commercial paper	-	76,743	-	76,743
Corporate debt securities	-	47,143	-	47,143
Asset-backed securities	-	31,003	-	31,003
U.S. treasury securities	-	12,464	-	12,464
Total short-term investments	-	167,353	-	167,353
Total assets measured at fair value	$41,017	$170,342	$-	$211,359
Warrant liability	$-	$-	$5,632	$5,632
Total liabilities measured at fair value	$-	$-	$5,632	$5,632

	As of December 31, 2017
Description	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$12,822	$-	$-	$12,822
Commercial paper	-	6,035	-	6,035
Total cash equivalents	12,822	6,035	-	18,857
Marketable securities:
Commercial paper	-	35,886	-	35,886
Corporate debt securities	-	19,760	-	19,760
Asset-backed securities	-	11,060	-	11,060
U.S. treasury securities	-	7,450	-	7,450
Total short-term investments	-	74,156	-	74,156
Total assets measured at fair value	$12,822	$80,191	$-	$93,013
Warrant liability	$-	$-	$6,091	$6,091
Total liabilities measured at fair value	$-	$-	$6,091	$6,091

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

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	For the Six
	Months Ended June 30,
	2018	2017
Balance, beginning of period	$6,091	$1,145
Issuance of financial instruments	-	-
Change in fair value	4,741	3,198
Settlement of financial instruments	(5,200)	-
Balance, end of period	$5,632	$4,343

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

The following tables summarize amortized cost, unrealized gain and loss, and fair value (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2018:
Commercial paper	76,745	-	(2)	76,743
Corporate debt securities	47,198	-	(55)	47,143
Asset-backed securities	31,008	3	(8)	31,003
U.S. treasury securities	12,469	-	(5)	12,464
	$167,420	$3	$(70)	$167,353

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2017:
Commercial paper	35,886	-	-	35,886
Corporate debt securities	19,785	-	(25)	19,760
Asset-backed securities	11,070	-	(10)	11,060
U.S. treasury securities	7,459	-	(9)	7,450
	$74,200	$-	$(44)	$74,156

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

Leases

The Company leases office space facilities under non-cancelable operating lease agreements and recognizes related rent expense on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities lease, including allowances for leasehold improvements and rent holidays, are recognized as reductions to rental expense on a straight-line basis over the term of the lease. Lessor funded leasehold improvement incentives not yet received are recorded in other current assets on the balance sheet. The Company does not assume renewals in its determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease and begins recognizing rent expense on the date that it obtains the legal right to use and control the leased space. Deferred rent consists of the difference between cash payments and the rent expense recognized.

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

The Company enters into collaboration arrangements, under which it licenses certain rights to its intellectual property to third parties. The terms of these agreements may include payment to the Company of one or more of the following: nonrefundable, upfront license fees; development and commercial milestone payments; funding of research and/or development activities; and royalties on net sales of licensed products. Revenues that result from these payments are classified as collaborative revenues except for royalties on net sales of licensed products, which are classified as royalty revenues.

For each collaboration agreement that results in revenues, the Company identifies all material promised goods and services, which may include one or more of the following: a license to intellectual property and know-how, research and development services, and other transition support services. Promised goods or services are considered to be separate performance obligations if they are distinct. To determine the transaction price to be allocated to each performance obligation, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue, deferred revenue, or other amounts will not occur in future reporting periods. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that increase the likelihood of a significant reversal of previously recognized revenue and revenue-related amounts in future reporting periods.  These estimates are re-assessed each reporting period as necessary depending on the facts and circumstances of each contract.

Once the estimated transaction price is established, amounts are allocated to identified performance obligations. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price basis. The Company must develop assumptions that require judgment to determine the standalone selling price (SSP) to account for these agreements. To determine the standalone selling price the Company’s assumptions may include (i) assumptions regarding the probability of obtaining marketing approval for the drug candidate, (ii) estimates regarding the timing of and the expected costs to develop and commercialize the drug candidate, (iii) estimates of future cash flows from potential product sales with respect to the drug candidate and (iv) appropriate discount and tax rates. Standalone selling prices used to perform the initial allocation are not updated after contract inception. The Company does not include a financing component to its estimated transaction price at contract inception unless it estimates that certain performance obligations will not be satisfied within one year.

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

Common Stock Warrant Liability

The Company’s outstanding common stock warrants issued in connection with certain equity and debt financings that occurred in 2013 through 2015 are classified as liabilities in the accompanying condensed consolidated balance sheets because of certain contractual terms that preclude equity classification. The Company estimates the fair value of common stock warrants at each reporting period until the earlier of the exercise of the warrants, at which time the liability will be revalued and reclassified to stockholders’ equity, or expiration of the warrants, at which time any remaining liability will be settled and credited to other (expense) income, net. The determination of fair value of these common stock warrants requires management to make certain assumptions regarding subjective input variables such as timing, probability and valuation impact of certain potential strategic events, expected term, dividends, expected volatility and risk-free interest rates. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease other (expense) income, net, which could be material to the Company’s results of operations.

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

The calculation of diluted loss per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the common stock warrants and the presumed and actual exercise of such securities are dilutive to net loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the common stock warrant liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

In all periods presented, the Company’s stock options, incentive awards and warrants outstanding at the end of each period were excluded from the calculation of diluted net loss per share because their effects were antidilutive. The Company’s computation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss allocated to common stock-basic	$(17,531)	$(8,929)	$(34,536)	$(14,280)
Adjustments for revaluation of warrants	(198)	-	-	-
Net loss allocated to common stock-diluted	$(17,729)	$(8,929)	$(34,536)	$(14,280)
Denominator:
Weighted average number of common stock shares outstanding - basic	58,833,647	28,752,451	56,307,236	27,687,110
Dilutive Securities:
Common stock warrants	72,251	-	-	-
Weighted average number of common stock shares outstanding - diluted	58,905,898	28,752,451	56,307,236	27,687,110
Net loss per share - basic:	$(0.30)	$(0.31)	$(0.61)	$(0.52)
Net loss per share - diluted:	$(0.30)	$(0.31)	$(0.61)	$(0.52)

The following table shows the total outstanding common stock equivalents considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Warrants for common stock	729	1,667	729	1,667
Common stock options	5,074	3,803	5,074	3,803
Performance-based stock options	205	327	205	327
Incentive awards	130	239	130	239
	6,138	6,036	6,138	6,036

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2014-09

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) (ASC 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company also elected to use the practical expedient that allows an entity to expense the incremental cost of obtaining a contract as an expense when incurred if the amortization period of the asset that an entity otherwise would have recognized is less than one year. Results for the three and six months ended June 30, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under previous revenue recognition guidance. As of the adoption date, the Company had only one contract with a customer, Kowa Pharmaceuticals America, Inc. (“Kowa”), that had not been completed. Based on the Company’s review, the Company concluded there was no significant change in applying ASC 606 to the contract with Kowa and no amounts have been recognized within “accumulated deficit” in the condensed consolidated balance sheet related to the adoption of the new standard.

Accounting Standards Update 2017-09

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting (ASU 2017- 09). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017-09 became effective for the Company on January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Update 2016-15

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments) (ASU 2016-15). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The Company adopted ASU 2016-15 effective January 1, 2018. The adoption of this accounting standards update did not have a material impact on the Company’s condensed consolidated financial statements.

Staff Accounting Bulletin No. 118

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“the Act”). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax.  In December 2017, SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the accounting implications of recently enacted U.S. federal tax reform. SAB 118 allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date to address ongoing guidance and tax interpretations that are expected over the next 12 months.  The Company has adopted SAB 118 and currently considers its accounting of the impact of U.S. federal tax reform to be incomplete but continues to monitor and evaluate new guidance and interpretations and to evaluate their potential impact, if any, on the Company’s existing deferred tax assets. The Company expects to complete the remainder of its monitoring and assessment analysis within the measurement period in accordance with SAB 118.  Adjustments, if any, are not expected to impact the statement of operations and comprehensive loss due to the full valuation allowance on the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

Accounting Standards Update 2018-07

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to simplify the accounting for share-based payments to non-employees by aligning it with the accountancy for share-based payments for employees. The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the consolidated financial statements as well as transition methods.

Accounting Standards Update 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, the lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and the liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted.  As currently issued, entities are required to use a modified retrospective approach for leases that exist at or are entered into after the beginning of the earliest comparative period in the financial statements. There are additional optional practical expedients that an entity may elect to apply. In January 2018, the FASB issued an exposure draft of the proposed ASU, Leases (Topic 842): Targeted Improvements. The proposed ASU provides an alternative transition method of adoption, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. Management intends to adopt the standard on the effective date but has not yet selected a transition method. Management is in the process of inventorying and scoping the Company’s population of leased assets in order to assess the impact of Topic 842.  Topic 842 is expected to impact the Company’s condensed consolidated financial statements as the Company has certain operating lease arrangements for which it is the lessee.  Management is currently evaluating the impact adoption of Topic 842 will have on the Company’s financial position and results of operations but management anticipates the recognition of additional assets and corresponding liabilities on the Company’s condensed consolidated balance sheet related to leases.

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

3. Certain Balance Sheet Items

The following table shows certain balance sheet items (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Accrued compensation	$1,296	$2,416
Accrued professional fees	539	288
Other	236	124
Total other accrued liabilities	$2,071	$2,828

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

Kowa may terminate the agreement by giving a 45-day notice to the Company three months after the effective date of the agreement and any time thereafter with a 90 day notice.  Unless terminated early, the agreement has a term that ends on the later of the (i) expiration of the last to exist valid claim covering the manufacture, use and sale of arhalofenate in the United States and (ii) the 10th anniversary of the first commercial sale. The license agreement may be terminated for cause by either party based on uncured material breach by the other party, bankruptcy of the other party or for safety reasons. Upon early termination, the license and know how all revert back to the Company.

The Company concluded that Kowa is a customer, and the contract is not subject to accounting literature on collaborative arrangements. This is because the Company granted to Kowa a license to its intellectual property and provided drug product and research and pre-clinical development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company identified the following three material promises under the license agreement: 1) the transfer of a license to intellectual property, inclusive of the related technology know-how conveyance and contract manufacturing rights and privileges (“license and know-how”); 2) the performance of specific ongoing research and non-clinical development services, and 3) the delivery of existing on hand arhalofenate clinical product. The Company’s participation on the JAC is not a performance obligation as the Company’s participation in the JAC is not required and is primarily for the Company’s benefit to obtain updates on the progress of Kowa’s activities. The Company provided to Kowa standard indemnification and protection of licensed intellectual property, which is part of assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

The Company concluded that the license and know-how, the research and development services, and delivery of arhalofenate product were separate performance obligations since each was identified as a material promise that was by itself distinct. The Company concluded that Kowa can benefit from the license and know-how on its own by developing and commercializing arhalofenate using its own resources, and has the ability to sublicense and manufacture arhalofenate.  The research and non-clinical development services promised will not significantly change the intellectual property underlying the license. Further, the Company believes that Kowa has research and development expertise with compounds similar to those licensed under the agreement. The research and development services and arhalofenate product are not integrated or dependent upon each other and are provided by the Company separately from each other. The licensed intellectual property was considered to be functional as it has significant standalone functionality, and grants Kowa the right to use the Company’s intellectual property as it exists on the effective date of the license. Accordingly, license revenue was recognized upon the substantial completion of the license technology transfer during 2017. The research and non-clinical development services are transferred as the services are performed, with cost used as the measure of progress. The arhalofenate product was transferred when Kowa assumed title and control of the inventory stored at the Company’s contract manufacturer upon entering into a direct contract with such manufacturer in the fourth quarter of 2017.

To allocate transaction price among the three performance obligations, the Company estimated their standalone selling price (SSP). For the license and know-how, the SSP was estimated using the income approach based on assumptions regarding Kowa’s future revenues from the licensed intellectual property, projected costs of research and development, manufacturing and commercialization expenses, as well as the discount rate, the development timeline, and probabilities of technical and regulatory success. To estimate SSP of research and non-clinical development services and arhalofenate product on hand, the Company used a cost-plus margin approach.  The Company believes that a change in the assumptions used to determine its best estimate of selling price for the performance obligations would not have a significant effect on the allocation of consideration received to the performance obligations.

As of January 1, 2018, the transaction price was limited to $10.0 million, consisting of a $5.0 million upfront fee due upon contract initiation and a $5.0 million development milestone payment triggered when Kowa initiated a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. Of these amounts, the Company allocated $9.5 million to the license; $0.4 million to the arhalofenate product; and $0.1 million to the research and pre-clinical development services. As of January 1, 2018, all these performance obligations had been completed and the associated revenue had been recognized.

The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these milestones were fully constrained at June 30, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and Kowa’s efforts.  Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Kowa. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company expensed the incremental costs of obtaining the Kowa contract prior to December 31, 2017, as substantially all costs related to the performance obligations completed by that date.

Revenue recognized during the three and six months ended June 30, 2017 was determined in accordance with the accounting rules applicable prior to the adoption of ASC 606 on January 1, 2018. There was no difference in the revenue recognized under ASC 606 or legacy GAAP for the three and six months ended June 30, 2018.

There were no contract assets or deferred revenues (contract liabilities) recorded during the six months ended June 30, 2018. Accounts receivable from the Kowa contract consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accounts receivable	$-	$5,000

As of June 30, 2018, there were no amounts included in the transaction price and allocated to goods and services not yet provided.

Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.

In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPARδ compounds (the PPARδ Products) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPARδ Products. Janssen NV has a right of first negotiation under the agreement to license particular patents covering the PPARδ Product from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARδ Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARδ Products.

In June 2010, the Company entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), a subsidiary of Johnson and Johnson, to further develop and discover undisclosed metabolic disease target agonists for the treatment of Type 2 diabetes and other disorders. The Company received a termination notice from Janssen, effectively ending these development and licensing agreements in early April 2015. In December 2015, the Company exercised an option, and Janssen granted the Company an exclusive, worldwide license with rights to sublicense, pursuant to the terms of one of the original agreements to continue to develop compounds with activity against an undisclosed metabolic disease target. No amounts were incurred or accrued for this agreement as of and for the three and six months ended June 30, 2018 and 2017.

DiaTex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products containing arhalofenate. No development payments were made or became due as of and for the three and six months ended June 30, 2018 and 2017 and no royalties have been paid to date. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone.

5. Facility Loans

On September 30, 2013, the Company entered into a facility loan agreement with Silicon Valley Bank and Oxford Finance LLC (referred to herein as the lenders) whereby $5.0 million was drawn as part of the Company’s September 2013 financing, referred to herein as the 2013 Term Loan Facility.  In connection with the 2013 Term Loan Facility, the Company also issued warrants exercisable for a total of 121,739 shares of the Company’s common stock to the lenders at an exercise price of $5.00 per share with a term of seven years.

On August 7, 2015, the Company entered into a Loan and Security Agreement, pursuant to which the Company refinanced its existing 2013 Term Loan Facility with Oxford Finance LLC and Silicon Valley Bank, and borrowed an aggregate of $10.0 million, of which $5.9 million was outstanding on December 31, 2017. In connection with this 2015 Term Loan Facility, the Company issued warrants exercisable for a total of 114,436 shares of its common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

On June 4, 2018, the Company repaid in full the outstanding balance of the 2015 Term Loan Facility of $4.2 million plus a final fee of $0.7 million and a prepayment penalty of $0.1 million. In conjunction with this prepayment, the Company recorded a $0.4 million loss on early of extinguishment of this debt. As of June 30, 2018, the Company had no further obligations under the 2015 Term Loan Facility.

6. Commitments and Contingencies

The Company leases 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and expires on January 15, 2019.

On April 16, 2018, the Company entered into an amended lease to extend the term of its original lease to January 15, 2024 and relocate and expand its office space within the same office park in Newark, California. The Company has an option to further extend the term of the amended lease for an additional five years, which would commence upon the expiration of the lease term. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional five years by giving the landlord written notice of the election to exercise the option prior to the original expiration of the lease term. The lease provides for monthly base rent amounts escalating over the term of the lease and the lessor also agreed to fund and complete the construction of certain tenant improvements. The Company estimated the value of this tenant improvement allowance at $2.1 million and recorded it as deferred rent liability and other current assets on the balance sheet at June 30, 2018. It will be reclassified to leasehold improvements within property and equipment when realized, and depreciated over the remaining lease term.

Rent expense was $0.1 million for each of the three months ended June 30, 2018 and 2017, and $0.3 million for each of the six months ended June 30, 2018 and 2017.

Future minimum lease payments are as follows (in thousands):

Lease
Payments
2018 (from July to December)	$114
2019	627
2020	645
2021	664
2022 and beyond	1,390
Total future minimum payments	$3,440

7. Stockholders’ Equity

As of June 30, 2018, and December 31, 2017, the Company had reserved shares of authorized but unissued common stock as follows:

	June 30,	December 31,
	2018	2017
	(unaudited)
Common stock warrants	729,483	1,460,955
Equity incentive plans	7,013,933	4,021,983
Total reserved shares of common stock	7,743,416	5,482,938

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

8. Stock Plans and Stock-Based Compensation

Stock Plans

On January 1, 2018, the share reserve of the Company’s 2013 Equity Incentive Plan (2013 Plan), automatically increased by 2,220,439 shares. During the six months ended June 30, 2018, the Company granted options to purchase 1,725,272 shares of its common stock to its employees, directors and a consultant. On June 5, 2018, the Company’s stockholders approved a 1,500,000 share increase in the number of shares to be reserved under the 2013 Plan. As of June 30, 2018, there were 1,605,403 shares available for grant under the 2013 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Research and development	$655	$268	$1,304	$628
General and administrative	1,096	1,572	2,243	2,490
Total	$1,751	$1,840	$3,547	$3,118

9. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Board, a total of $15,000 for the three months and $30,000 of the six months ended June 30, 2018 and 2017, in monthly cash retainers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding our expectations with respect to the following: our business and scientific strategies; the progress of our and our collaborators’ product development programs, including clinical testing, and the timing of results thereof; our corporate collaborations and revenues that may be received from our collaborations and the timing of those potential payments; regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, and under the heading “Risk Factors” in Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 15, 2018. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Data from two Phase 2 studies of seladelpar in patients with PBC have established seladelpar’s anti-cholestatic and anti-inflammatory effects. In April 2018, we announced updated positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with PBC. In the first part of the study, patients with an inadequate response to ursodeoxycholic acid (UDCA), as characterized by a persistent elevation in alkaline phosphatase (AP), or who were intolerant to UDCA, received either 2 mg, 5 mg or 10 mg of seladelpar once-daily through 12 weeks. At baseline, mean AP was 358, 333, and 262 U/L in the 2 mg, 5 mg, and 10 mg groups, respectively. At 12 weeks, changes in AP were -21%, -33%, and -45% in the 2 mg (N=6), 5 mg (N=25), and 10 mg (N=22) groups, respectively. After 12 weeks, dose titration was permitted for patients whose AP remained above normal and at a level where additional AP lowering had the potential to reduce the risk of disease progression. At 26 weeks, decreases in AP were similar across regimens at -45%, -43%, and -43% in the 5 mg (N=13), 5 to 10 mg titration (N=6) and 10 mg (N=19) groups, respectively. AP is a recognized biomarker of cholestasis. Reaching an AP level of less than 1.67 times the upper limit of normal (ULN) after one year of treatment along with a decrease in AP of at least 15% from baseline are two key components in the composite endpoint used for regulatory approval; a third element in the composite endpoint is having normal levels of total bilirubin at one year. At 26 weeks, 69%, 67%, and 79% of patients in the 5 mg, 5 to 10 mg titration and 10 mg dose regimens, respectively, had an AP less than 1.67 times the upper limit of normal, with at least a 15% decrease in AP from baseline and normal bilirubin. Overall, 29% of patients had a normal AP at 26 weeks.

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

Many PBC patients suffer from pruritus, or chronic itching, which can significantly impact their quality of life. Consistent with prior studies, seladelpar was not associated with drug-induced pruritus. Baseline median pruritus was measured by the visual analog scale (VAS) on a scale of 0 to 100 mm and was 19 and 27 mm in patients initially assigned to 5 mg and 10 mg, respectively. Patients in the 10 mg group experienced consistent decreases during treatment (-24% at week 26) suggesting potential anti-pruritic activity. Seladelpar was generally safe and well tolerated, with no transaminase elevation safety signal. There were six serious adverse events with none of these deemed related to seladelpar.

In June 2018, we announced enrollment in the ongoing study was complete with a total of 109 patients. We expect to report another subset of data through 52-weeks of dosing in the second half of 2018. We intend to initiate a Phase 3 study in PBC in the second half of 2018.

In November 2016, the FDA granted orphan drug designation to seladelpar for the treatment of PBC, and in September 2017, the EMA’s Committee for Orphan Medicinal Products (COMP) similarly granted orphan drug designation to seladelpar for the treatment of PBC. In October 2016, seladelpar received EMA PRIority MEdicines (PRIME) designation for the treatment of PBC.

We believe that seladelpar could also have utility in the treatment of NASH. Seladelpar was found to reverse NASH pathology, decrease fibrosis, inflammation, hepatic lipids and reverse insulin resistance in the foz/foz mouse, which is a diabetic obese model of NASH. In April 2018, we initiated screening a double-blind, randomized, placebo-controlled 52-week Phase 2b clinical study evaluating the safety and efficacy of 10, 20 and 50 mg of seladelpar versus placebo in patients with NASH. The primary objectives of the study are to evaluate the effect of seladelpar on hepatic fat, as assessed by magnetic resonance imaging-proton density fat fraction (MRI-PDFF) at week 12 and to evaluate the safety and tolerability of seladelpar in subjects with NASH. The study is intended to enroll a total of 175 patients with liver biopsy-proven NASH in a 2:2:2:1 randomization between 10, 20 and 50 mg of seladelpar and placebo. Among various secondary objectives includes evaluation of histological improvement in NASH and fibrosis as assessed by comparing liver biopsy samples taken at baseline and 52 weeks.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We consider certain accounting policies including, but not limited to, revenue recognition, research and development expenses and clinical accruals, stock-based compensation and valuation of warrant liabilities to be critical policies. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances and review our estimates on an ongoing basis. Actual results may materially differ from these estimates under different assumptions or conditions. For further information on our significant accounting policies, except for revenue recognition which is discussed further below, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 15, 2018.

Revenue Recognition

As part of our drug development strategy, we periodically enter into collaboration arrangements with third party collaborators, under which we may license certain rights to our intellectual property to permit collaborators to further develop, manufacture and/or otherwise commercialize our drug candidates. The terms of these agreements typically include, but are not limited to, payments to us of one or more of the following: nonrefundable, upfront license fees; development and commercial milestone payments whose payment is typically contingent upon milestone achievement; funding of research and/or development activities; and royalties on net sales of licensed products.

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method, for all contracts that had not been completed as of that date. As of the adoption date, we had entered into one out-licensing agreement that was within the scope of ASC 606, under which we have licensed certain of our product candidate rights to a third party.  The terms of this arrangement included a non-refundable, up-front license fee, development and commercial milestone payments, and royalties on net sales of licensed products. Any revenues resulting from these payments are collectively classified as collaboration revenue, except for royalties on net sales of licensed products, which are classified as royalty revenues.

At the inception of an arrangement, we evaluate if a counterparty to a contract is a customer, if the arrangement is within the scope of revenue from contracts with customers guidance, and the term of the contract. We recognize revenue when the customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.  We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. We then allocate the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation. We recognize the amount of the transaction price as revenue that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery.

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

Results of Operations

General

To date, we have not generated any income from operations. As of June 30, 2018, we had an accumulated deficit of $485.1 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have generated revenue from our license arrangement with Kowa and may in the future generate revenue from a variety of other sources, including additional milestone payments from Kowa and license fees and milestone payments in connection with other strategic partnerships, arhalofenate and seladelpar are at a mid-level stage of development and our other product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Our results of operations for the three and six months ended June 30, 2018 and 2017 are presented below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	Variance	2018	2017	Variance
($ in thousands)
Collaboration revenue	$-	$-	$-	$-	$4,793	$(4,793)
Operating expenses:
Research and development	14,397	4,044	10,353	23,874	8,085	15,789
General and administrative	3,574	3,582	(8)	6,947	7,283	(336)
Loss from operations	(17,971)	(7,626)	(10,345)	(30,821)	(10,575)	(20,246)
Interest income (expense), net	933	(239)	1,172	1,433	(507)	1,940
Loss on extinguishment of debt	(407)	-	(407)	(407)	-	(407)
Other expense, net	(86)	(1,064)	978	(4,741)	(3,198)	(1,543)
Net loss	$(17,531)	$(8,929)	$(8,602)	$(34,536)	$(14,280)	$(20,256)

Collaboration Revenue

No collaboration revenue was recognized for the three and six months ended June 30, 2018. Collaboration revenue for the three and six months ended June 30, 2017 was none and $4.8 million, respectively. We recognized collaboration revenue in the six months ended June 30, 2017 following the delivery of the license and knowhow deliverable identified in our Kowa license and collaboration agreement.

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended June 30, 2018 and 2017, research and development expenses were $14.4 million and 4.0 million, respectively. For the six months ended June 30, 2018 and 2017, research and development expenses were $23.9 million and $8.1 million, respectively. Research and development expenses are detailed in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
($ in thousands)	(unaudited)		(unaudited)
Seladelpar PBC clinical studies	$5,191	$1,469	$8,854	$3,050
Seladelpar NASH clinical studies	3,645	-	4,427	-
Seladelpar drug manufacturing & development	1,636	805	3,438	1,476
Seledelpar other studies	333	234	503	328
Non-seladelpar studies	27	83	54	159
Total Project Costs	10,832	2,591	17,276	5,013
Internal research and development costs	3,565	1,453	6,598	3,072

Total Research and Development	$14,397	$4,044	$23,874	$8,085

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial and other materials; and
•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs increased by $8.2 million to $10.8 million from $2.6 million for the three months ended June 30, 2018 and 2017, respectively. Project costs for the three months ended June 30, 2018 and 2017 consisted primarily of seladelpar-related clinical trial expenses. Specifically, clinical project costs increased in 2018 primarily due to the expansion and extension of our PBC Phase 2 clinical trial, the initiation of start-up activities related to our upcoming PBC Phase 3 clinical trial, the commencement of our NASH Phase 2b clinical trial in April 2018, and the execution of other NDA-enabling studies.  In addition, project costs increased due to manufacturing of seladelpar to support ongoing and planned clinical trials and other development activities. Internal research and development costs increased by $2.1 million for the three months ended June 30, 2018, as compared to June 30, 2017, primarily due to higher employee compensation related expenses as we hired additional clinical, scientific and regulatory personnel to support of our expanding clinical development activities.

Total project costs increased by $12.3 million to $17.3 million from $5.0 million for the six months ended June 30, 2018 and 2017, respectively. Project costs for the six months ended June 30, 2018 and 2017 consisted primarily of seladelpar-related clinical trial expenses. Specifically, clinical project costs increased in 2018 primarily due to the expansion and extension of our PBC Phase 2 clinical trial, the initiation of start-up activities related to our upcoming PBC Phase 3 clinical trial, the commencement of our NASH Phase 2b clinical trial in April 2018, and the execution of other NDA-enabling studies.  In addition, project costs increased due to manufacturing of seladelpar to support ongoing and planned clinical trials and other development activities. Internal research and development costs increased by $3.5 million for the six months ended June 30, 2018, as compared to June 30, 2017, primarily due to higher employee compensation related expenses as we hired additional clinical, scientific and regulatory personnel to support of our expanding clinical development activities.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. For example, as a result of the favorable interim PBC clinical trial results we announced in July 2017, we expanded and extended our ongoing PBC Phase 2 study and we are preparing to initiate a PBC Phase 3 study of seladelpar in the second half of 2018 along with other NDA-enabling studies. Furthermore, we commenced screening of a Phase 2 clinical study in NASH in April of 2018. Accordingly, we expect to incur substantial costs to prepare for and conduct these clinical trials and other seladelpar-related development activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, and other general operating expenses not otherwise included in research and development. General and administrative expenses remained flat at $3.6 million for the three months ended June 30, 2018 and 2017. For the three months ended June 30, 2018, higher consulting expenses were offset by lower stock-based compensation and professional fees when compared to the same period in 2017. General and administrative expenses decreased by $0.4 million to $6.9 million from $7.3 million for the six months ended June 30, 2018 and 2017, respectively, primarily due to lower severance expenses, stock-based compensation and professional fees, partially offset by higher consulting expenses.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest income from our marketable securities offset in part by interest expense related to our loan facility. Interest income (expense), net increased by $1.1 million to $0.9 million from $(0.2) million for the three months ended June 30, 2018 and 2017, respectively, primarily due to higher interest income earned from our marketable securities in the second quarter of 2018. Interest income (expense), net increased by $1.9 million to $1.4 million from $(0.5) million for the six months ended June 30, 2018 and 2017, respectively, primarily due to higher interest income earned from our marketable securities in the first half of 2018. Interest income rose because we invested a significant portion of the proceeds received from our July 2017 and February 2018 public offerings in marketable securities.

Loss on Extinguishment of Debt

In connection with the early payoff our of our term loan facility in June 2018, we recognized a $0.4 million loss on the extinguishment of debt.

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

Other expense, net reflected a loss of $0.1 million and $1.1 million for the three months, and $4.7 million and $3.2 million for the six months ended June 30, 2018, and 2017, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. The losses recognized were primarily due to an increase in the price of our common stock from $9.20 at December 31, 2017 to $12.99 at March 31, 2018 to $13.42 at June 30, 2018, and from $1.73 at December 31, 2016 to $4.30 at March 31, 2017 to $5.76 at June 30, 2017.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At June 30, 2018, we had cash, cash equivalents and marketable securities of $212.1 million, compared to $97.2 million at December 31, 2017. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities investments. We invest cash in excess of immediate requirements with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk. We believe these funds are sufficient to fund our current operating plan into 2021.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. For example, as a result of the favorable interim PBC clinical trial results we announced in July 2017, we expanded and extended our ongoing PBC Phase 2 study and we are preparing to initiate a PBC Phase 3 study of seladelpar in the second half of 2018 along with other NDA-enabling studies. Furthermore, we commenced screening of a Phase 2 clinical study in NASH in April of 2018. Accordingly, we expect to incur substantial costs to prepare for and conduct these clinical trials and other seladelpar-related development activities. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with existing and new corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, it could have a material adverse effect on our business, results of operations, and financial condition.

Term Loan Facility

On August 7, 2015, we entered into a Loan and Security Agreement, pursuant to which we refinanced our previous term loan facility with Oxford Finance LLC and Silicon Valley Bank, and we borrowed an aggregate of $10.0 million, of which $5.9 million was outstanding on December 31, 2017. From January through June 1, 2018, we paid $1.6 million of principal payments due under its term loan facility. On June 4, 2018, we repaid in full the outstanding balance of the 2015 term loan facility of $4.2 million plus a final fee of $0.7 million and a prepayment penalty of $0.1 million. In conjunction with this prepayment, we recorded $0.4 million loss on extinguishment of debt. As of June 30, 2018, we had no further obligations under this agreement.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash used in operating activities	$(19,264)	$(8,094)
Net cash used in by investing activities	(92,489)	(722)
Net cash provided by financing activities	133,425	7,830
Net increase (decrease) in cash and cash equivalents	$21,672	$(986)

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2018 was $19.3 million primarily due to a net loss of $34.5 million resulting from our expanding drug development activities, offset in part by the receipt of a $5.0 million milestone payment from Kowa, a $4.7 million non-cash loss recorded to revalue our warrant liability, $3.5 million of stock-based compensation and other changes in operating assets and liabilities.

Investing Activities: Net cash used in investing activities was $92.5 million for the six months ended June 30, 2018, as a result of net purchases of marketable securities, as we sought to invest a portion of the proceeds from our February 2018 public offering.

Financing Activities: Net cash provided by financing activities for the six months ended June 30, 2018 was $133.4 million, due to net proceeds of $135.5 million received from the February 2018 public offering, net proceeds of $3.5 million received from issuance of common stock pursuant to our equity award plans, and proceeds of $1.0 million received from warrant exercises, offset by $6.7 million due to the full repayment of our facility loan.

Contractual Obligations and Commitments

Our aggregate contractual obligations as of June 30, 2018, were $3.4 million as compared to $7.2 million as of December 31, 2017. Contractual obligations decreased primarily because we paid off our term loan facility in full in June 2018. This repayment caused our contractual obligations under our term loan facility to decrease from $7.0 million as of December 31, 2017, to none as of June 30, 2018. Partially offsetting this decrease was an increase in operating lease obligations from $0.2 million to $3.4 million following the execution of our amended lease to extend the term of our original lease to January 15, 2024 and relocate and expand our office space.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $212.1 million as of June 30, 2018, compared to $97.2 million at December 31, 2017. As of June 30, 2018 and December 31, 2017, our cash, cash equivalents, and investments were held in deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates. Therefore, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2018, or December 31, 2017. We actively monitor changes in interest rates.

Foreign Exchange

Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three and six months ended June 30, 2018 and 2017, are included in other expense in the condensed consolidated statements of operations and comprehensive loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in foreign currencies.

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

(c)

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

A.	Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of June 30, 2018, we had cash, cash equivalents and marketable securities of approximately $212.1 million. We believe that these funds will allow us to continue operation with our current operating plan into 2021. If appropriate opportunities become available, we intend to seek to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidate seladelpar (MBX-8025).

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

We are currently an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain an emerging growth company until December 31, 2018. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

For as long as we continue to be an emerging growth company, we do intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). As a result of our reliance on these exemption, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If investors find our common stock less attractive as a result of our status as an emerging growth company, there may be less liquidity for our common stock and our stock price may be more volatile.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and we will devote substantial time to meet compliance obligations.

We have incurred and will continue to incur legal, accounting and other expenses as a result of operating as a public company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, that impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. Ensuring that we have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated from time to time. We expect to incur expense and devote management effort toward ensuring compliance with Section 404 of the Sarbanes-Oxley Act, or Section 404, including but not limited to system and process evaluation and testing of our internal controls over financial reporting, as required by Section 404. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm is required to deliver an attestation report on the effectiveness of our internal control over financial reporting. Our future testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Implementing certain appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate consolidated financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls that are deemed to be material weaknesses, the market price of our stock could decline and/or we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

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

We have completed numerous Phase 1 and Phase 2 clinical studies with seladelpar. However, we have never conducted a Phase 3 clinical trial, have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, initial or full regulatory approval for seladelpar. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

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

•

the number of subjects required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, we may have to compete with other clinical trials to enroll eligible subjects, or subjects may drop out of these clinical trials at a higher rate than we anticipate;

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we undertake additional clinical trials of seladelpar. We also will need to raise substantial additional capital in the future to complete the development and commercialization of seladelpar. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development.

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

We commenced clinical trials of seladelpar for the indications for which we currently are pursuing, including PBC and NASH. Seladelpar may not be demonstrated to be effective in treatment of these or other indications we may target. Although we believe that seladelpar may be beneficial to address the diseases for which we are considering directing its development, there is no guarantee that seladelpar will prove to be safe or efficacious in the treatment of these diseases, or that we will be able to obtain regulatory approval for these indications. The results of these clinical studies and other nonclinical studies may determine whether the benefits perceived from the use of seladelpar would outweigh the risks perceived from treatment with seladelpar.

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

Events that may result in delays or unsuccessful completion of clinical trials, including our future clinical trials for seladelpar, include the following:

•	inability to raise funding necessary to initiate or continue a trial;
•	delays in obtaining regulatory approval to commence a trial;
•	delays in reaching agreement with the FDA or other regulatory authorities on final trial design;
•	imposition of a clinical hold following a reported safety event, an inspection of our clinical trial operations, or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;
•	delays in obtaining required institutional review board (IRB) approval at each site;
•	delays in recruiting suitable patients to participate in a trial;
•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;
•	delays caused by subjects dropping out of a trial due to side effects or otherwise;
•	changes to treatment guidelines or the introduction of a new standard of care;
•	delays caused by clinical sites dropping out of a trial;
•	time required to add new clinical sites; and
•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials.

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
•

regulatory authorities may require the addition of labeling statements, such as black box or other warnings or contraindications that could diminish the usage of the product or otherwise limit the commercial success of the affected product;

•	we may be required to change the way the product is administered or to conduct additional clinical studies;
•	we may choose to discontinue sale of the product;
•	we could be sued and held liable for harm caused to patients; or
•	our reputation may suffer.

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

We have obtained orphan-drug designations for seladelpar for the treatment of PBC by both the FDA and EMA. These exclusivities, or any other orphan exclusivity we may receive for another product candidate or indication, may not effectively protect the candidate from competition because: different drugs can be approved for the same condition; the same drugs can be approved for different indications and prescribed off-label; and the first entity with an orphan drug designation to receive regulatory approval for a particular indication will receive marketing exclusivity. If one of our product candidates that receives an orphan drug designation, including seladelpar, is approved for a particular indication or use within the rare disease or condition, the FDA may later approve the same product for additional indications or uses within that rare disease or condition that are not protected by our exclusive approval. Even after an orphan drug is approved, the FDA can subsequently approve another drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer in a substantial portion of the target population, more effective or makes a major contribution to patient care.  Additionally, the EMA can withdraw its orphan-drug designation even after market authorization if it determines that the drug has not demonstrated a significant benefit over other drugs for the same condition.

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

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of seladelpar and our other product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including seladelpar, may include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

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

The facilities used by our contract manufacturers to manufacture the approved product must be approved by the FDA pursuant to inspections that will be conducted only after we submit an NDA to the FDA, if at all. A representative from the EMA may also require inspection and approval of such contract manufacturing facilities. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no direct control over the ability of the contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product. No assurance can be given that our manufacturers can continue to make clinical and commercial supplies of product candidates, at an appropriate scale and cost to make it commercially feasible.

In addition, we do not have the capability to package and distribute finished products to pharmacies and other customers. Prior to commercial launch, we plan on entering into agreements with one or more pharmaceutical product packager/distributor to ensure proper supply chain management once we are authorized to make commercial sales of our product candidates. If we receive marketing approval from the FDA, we intend to sell pharmaceutical product packaged and distributed by such suppliers. Although we have entered into agreements with our current contract manufacturers and packager/distributor for clinical trial material, we may be unable to maintain an agreement on commercially reasonable terms, which could have a material adverse impact upon our business.

We rely on limited sources of supply for the drug substance for seladelpar and our other product candidates, and any disruption in the chain of supply may cause delay in developing and commercializing for each product candidate, including seladelpar.

It is our expectation that only one supplier of drug substance for seladelpar and one supplier of drug product for seladelpar will be initially qualified by the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of our products. An alternative vendor would need to be qualified through a supplemental registration, which would be expensive and could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production. These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products, and cause us to incur additional costs. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, the supply chain for our products may be delayed, which could inhibit our ability to generate revenues.

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

Our reliance on third-party manufacturers entails risks, including the following:

•	the inability to meet our product specifications, including product formulation, and quality requirements consistently;
•	a delay or inability to procure or expand sufficient manufacturing capacity;
•	manufacturing and product quality issues, including those related to scale-up of manufacturing;
•	costs and validation of new equipment and facilities required for scale-up;
•	a failure to comply with cGMP and similar foreign standards;
•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
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

If we obtain approval to commercialize any products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

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

Furthermore, market acceptance and sales of arhalofenate, seladelpar or any other product candidates that we or our collaborators develop, will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A prevailing trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. We cannot be sure that reimbursement will be available for seladelpar, or any other product candidates. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize seladelpar, or any other product candidates that we develop.

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

Further, the laws of some foreign countries do not protect patents and other proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property abroad. We may also fail to pursue or obtain patents and other intellectual property protection relating to our products and product candidates in all foreign countries.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts or otherwise affect our business.

Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party re-examination proceedings before the United States Patent and Trademark Office (U.S. PTO) and its foreign counterparts. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties.

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

As of June 30, 2018, we had 35 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, clinical, scientific and engineering, operational, sales, and marketing teams. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems and security vulnerabilities could be significant, and our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs and our reputation could be materially damaged. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

Changes in and failures to comply with United States and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our vendors’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.

In the United States, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In the event that we are subject to HIPAA or other United States privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the EU has adopted the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of EU subjects, including clinical trial data. The GDPR is likely to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for robust regulatory enforcement and fines for a noncompliant company. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Risks Relating to Owning Our Common Stock

An active trading market for our common stock may not continue and the market price for our common stock may decline in value.

Our common stock has historically been listed on the Nasdaq Capital Market under the symbol “CBAY” and in the second quarter of 2018 it began trading on the Nasdaq Global Capital Market. Historically, trading volume for our common stock has been limited. The historical trading prices of our common stock on the Nasdaq Capital Market and the Nasdaq Global Capital Market may not be indicative of the price levels at which our common stock will trade in the future, and we cannot predict the extent to which investor interest in us generally will continue to support an active public trading market for our common stock or how liquid will be that public market.

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

We expect that significant additional capital will be needed in the future to continue our planned product development efforts, in particular clinical trial, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in July 2017 we completed the issuance of 14,950,000 shares of our common stock at a public offering price of $6.50 per share in an underwritten public offering for net proceeds to us of approximately $91.3 million. In addition, in December 2017 we filed a $200 million shelf registration statement on Form S-3 with the SEC, and in February 2018 we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 per share in an underwritten public offering for net proceeds to us of approximately $135.5 million. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of June 30, 2018, was 1,605,403 shares.

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

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

4.4	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4.3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

10.1	CymaBay Therapeutics, Inc. 2013 Equity Incentive Plan (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on June 7, 2018, SEC File No. 000-36500).

10.2

First Amendment to Lease, dated April 16, 2018, between BMR-Pacific Research Center LP and CymaBay Therapeutics, Inc. (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on May 8, 2018, SEC File No. 000-555021).

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial and Accounting Officer) pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

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

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:	August 9, 2018