Form 10-Q
period 2018-09-30
CymaBay Therapeutics, Inc.
filed 2018-11-06
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, there were 59,439,130 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$41,795	$23,054
Marketable securities	156,350	74,156
Receivable from collaboration	-	5,000
Accrued interest receivable	217	103
Prepaid expenses	1,793	1,208
Other current assets	2,100	23
Total current assets	202,255	103,544
Property and equipment, net	90	69
Other assets	1,363	634
Total assets	$203,708	$104,247
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,629	$1,311
Accrued clinical trial expenses	9,574	2,929
Warrant liability	-	6,091
Other accrued liabilities	2,437	2,828
Facility loan	-	3,108
Accrued interest payable	-	43
Total current liabilities	13,640	16,310
Facility loan, less current portion	-	2,990
Deferred rent, net of current portion	1,937	-
Total liabilities	15,577	19,300
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 59,439,130 and 44,408,796 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	6	4
Additional paid-in capital	691,771	535,503
Accumulated other comprehensive loss	(31)	(44)
Accumulated deficit	(503,615)	(450,516)
Total stockholders’ equity	188,131	84,947
Total liabilities and stockholders’ equity	$203,708	$104,247

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Collaboration revenue	$-	$-	$-	$4,793
Operating expenses:
Research and development	17,853	4,184	41,727	12,269
General and administrative	3,276	2,210	10,223	9,493
Total operating expenses	21,129	6,394	51,950	21,762
Loss from operations	(21,129)	(6,394)	(51,950)	(16,969)
Other income (expense):
Interest income	1,113	216	2,882	297
Interest expense	-	(258)	(336)	(846)
Loss on extinguishment of debt	-	-	(407)	-
Other income (expense), net	1,453	(1,798)	(3,288)	(4,996)
Total other income (expense)	2,566	(1,840)	(1,149)	(5,545)
Net loss	$(18,563)	$(8,234)	$(53,099)	$(22,514)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	36	(12)	13	(12)
Total other comprehensive income (loss)	36	(12)	13	(12)
Comprehensive loss	$(18,527)	$(8,246)	$(53,086)	$(22,526)
Basic net loss per common share	$(0.31)	$(0.21)	$(0.93)	$(0.71)
Diluted net loss per common share	$(0.34)	$(0.21)	$(0.93)	$(0.71)

Weighted average common shares outstanding used to calculate basic net loss per common share	59,121,600	40,035,690	57,255,666	31,848,536
Weighted average common shares outstanding used to calculate diluted net loss per common share	59,387,780	40,035,690	57,298,105	31,848,536

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net loss	$(53,099)	$(22,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	26
Stock-based compensation expense	5,275	3,938
Net accretion and amortization of investments in marketable securities	(1,358)	(47)
Non-cash interest associated with debt discount accretion	148	339
Loss on extinguishment of debt	407	-
Change in fair value of warrant liability	3,710	4,996
Gain on extinguishment of warrant liability	(422)	-
Accretion of tenant improvement allowance	(154)	-
Changes in assets and liabilities:
Receivable from collaboration	5,000	-
Interest receivable and other current assets	(93)	(101)
Prepaid expenses	(585)	1
Other assets	(729)	120
Accounts payable	318	185
Accrued liabilities	6,245	(486)
Accrued interest payable	(43)	(17)
Net cash used in operating activities	(35,341)	(13,560)
Investing activities
Purchases of property and equipment	(60)	-
Purchases of marketable securities	(249,422)	(88,941)
Proceeds from maturities of marketable securities	168,600	16,315
Net cash used in investing activities	(80,882)	(72,626)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	135,520	100,587
Proceeds from issuance of common stock pursuant to equity award plans	3,547	440
Proceeds from issuance of common stock upon exercise of warrants	2,550	-
Repayment of facility loan principal	(6,527)	(2,327)
Payment of fees to extinguish facility loan	(126)	-
Net cash provided by financing activities	134,964	98,700
Net increase in cash and cash equivalents	18,741	12,514
Cash and cash equivalents at beginning of period	23,054	10,495
Cash and cash equivalents at end of period	$41,795	$23,009
Supplemental disclosure
Cash paid for interest	$231	$526
Supplemental non-cash investing and financing activities
Lessor funded lease incentives included in other current assets	$2,100	$-
Issuance of common stock upon warrant exercises	$9,379	$279

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the Company or CymaBay) is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s key clinical development candidate is seladelpar (MBX-8025). Seladelpar is currently being developed for the treatment of primary biliary cholangitis (PBC) and the Company is also developing seladelpar for the treatment of nonalcoholic steatohepatitis (NASH). The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2018, the Company incurred a net loss of $53.1 million and used $35.3 million of cash in operations. At September 30, 2018, the Company had an accumulated deficit of $503.6 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

From January through June 1, 2018, the Company paid $1.6 million of principal payments due under its term loan facility with Oxford Finance LLC and Silicon Valley Bank. On June 4, 2018, the Company repaid in full the remaining outstanding balance of its facility loan of $4.2 million plus a final fee of $0.7 million (See Note 5).

As of September 30, 2018, the Company’s cash, cash equivalents and marketable securities totaled $198.1 million. The Company believes these funds are sufficient to fund the Company’s current operating plan into 2021. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the ongoing Phase 2b clinical trial activities in NASH, and most significantly, the timing and conduct of additional PBC development activities, including an ongoing Phase 2 clinical trial, a Phase 3 clinical trial, and other new drug application (NDA)-enabling studies. The Company has obtained and expects to obtain additional funding to develop its products and fund future operating losses, as appropriate, through equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of its product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and are comprised of CymaBay and its wholly-owned subsidiaries. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP (GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. “Accrued clinical trial expenses” and “Other accrued liabilities”, which previously were reported as “Accrued liabilities” on the condensed balance sheet, are now reported as separate line items. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended

December 31, 2017, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 15, 2018. The results for the nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the entire year ending December 31, 2018 or future operating periods.

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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$40,316	$-	$-	$40,316
Total cash equivalents	40,316	-	-	40,316
Marketable securities:
Commercial paper	-	70,697	-	70,697
Corporate debt securities	-	39,346	-	39,346
Asset-backed securities	-	28,432	-	28,432
U.S. treasury securities	-	17,875	-	17,875
Total short-term investments	-	156,350	-	156,350
Total assets measured at fair value	$40,316	$156,350	$-	$196,666

	As of December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$12,822	$-	$-	$12,822
Commercial paper	-	6,035	-	6,035
Total cash equivalents	12,822	6,035	-	18,857
Marketable securities:
Commercial paper	-	35,886	-	35,886
Corporate debt securities	-	19,760	-	19,760
Asset-backed securities	-	11,060	-	11,060
U.S. treasury securities	-	7,450	-	7,450
Total short-term investments	-	74,156	-	74,156
Total assets measured at fair value	$12,822	$80,191	$-	$93,013
Warrant liability	$-	$-	$6,091	$6,091
Total liabilities measured at fair value	$-	$-	$6,091	$6,091

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

Historically, the Company held a Level 3 liability associated with common stock warrants that were issued in connection with the Company’s financings completed in September and October 2013, January 2014, and August 2015. The warrants were accounted for as liabilities until their expiration in September 2018.

The Company used a binomial option pricing model to value its warrant liabilities prior to September 2017. The inputs for the binomial model are similar to the Black-Scholes model but also incorporate other more complex inputs that, in the Company’s case, included the expected timing, probability and valuation impact of certain potential strategic events.

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

The following table sets forth an activity summary which includes the changes in the fair value of the Company’s Level 3 financial instruments (in thousands):

	For the Nine
	Months Ended September 30,
	2018	2017
Balance, beginning of period	$6,091	$1,145
Change in fair value	3,710	4,996
Settlement of financial instruments	(9,379)	(279)
Extinguishment of financial instruments	(422)	-
Balance, end of period	$-	$5,862

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

The following tables summarize amortized cost, unrealized gain and loss, and fair value of the Company’s available for sale marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of September 30, 2018:
Commercial paper	$70,697	$-	$-	$70,697
Corporate debt securities	39,364	2	(20)	39,346
Asset-backed securities	28,439	-	(7)	28,432
U.S. treasury securities	17,881	-	(6)	17,875
	$156,381	$2	$(33)	$156,350

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2017:
Commercial paper	$35,886	$-	$-	$35,886
Corporate debt securities	19,785	-	(25)	19,760
Asset-backed securities	11,070	-	(10)	11,060
U.S. treasury securities	7,459	-	(9)	7,450
	$74,200	$-	$(44)	$74,156

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

Certain materials and key components that the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in an NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.

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

Once the estimated transaction price is established, amounts are allocated to identified performance obligations. The transaction price is generally allocated to each separate performance obligation on a relative standalone selling price (SSP) basis. The Company must develop assumptions that require judgment to determine the SSP to account for these agreements. To determine the SSP the Company’s assumptions may include (i) assumptions regarding the probability of obtaining marketing approval for the drug candidate, (ii) estimates regarding the timing of and the expected costs to develop and commercialize the drug candidate, (iii) estimates of future cash flows from potential product sales with respect to the drug candidate and (iv) appropriate discount and tax rates. SSPs used to perform the initial allocation are not updated after contract inception. The Company does not include a financing component to its estimated transaction price at contract inception unless it estimates that certain performance obligations will not be satisfied within one year.

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

Development and Regulatory Milestone Payments: Depending on facts and circumstances, the Company may conclude that it is appropriate to include the milestone in the estimated transaction price using the most likely amount method or that it is appropriate to fully constrain the milestone. A milestone payment is included in the transaction price in the reporting period that the Company concludes that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. The Company may record revenues from certain milestones in a reporting period before the milestone is achieved if the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. The Company records a corresponding contract asset when this conclusion is reached. Until that determination is made, milestone payments that have not been included in the transaction price to date are fully constrained. The Company re-evaluates the probability of achievement of such development milestones and any related constraint each reporting period. The Company adjusts its estimate of the overall transaction price, including the amount of collaborative revenue that it has recorded, if necessary.

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

Common Stock Warrant Liability

Historically, the Company’s outstanding common stock warrants issued in connection with certain equity and debt financings that occurred in 2013 through 2015 were classified as liabilities in the accompanying condensed consolidated balance sheets because of certain contractual terms that preclude equity classification. As of September 30, 2018, all outstanding warrants related to these financings had been exercised or had expired. Upon expiration, the remaining fair value of the liability was extinguished and credited to other income (expense), net in the Company’s condensed consolidated statement of operations. Prior to expiration, the Company estimated the fair value of common stock warrants at each reporting period until the exercise of the warrants, at which time the liability was revalued and reclassified to stockholders’ equity. The determination of fair value of these common stock warrants required management to make certain assumptions regarding subjective input variables such as timing, probability and valuation impact of certain potential strategic events, expected term, dividends, expected volatility and risk-free interest rates.

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

Equity awards granted to non-employees are valued using the Black-Scholes option pricing model. Stock-based compensation expense for nonemployee services is subject to remeasurement at each reporting date as the underlying equity instruments vest and is recognized as an expense over the period during which services are received.

Net Loss Per Common Share

Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share of common stock is calculated as the weighted average number of shares of common stock outstanding adjusted to include the assumed exercises of stock options and common stock warrants, if dilutive.

The calculation of diluted loss per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the common stock warrants and the presumed and actual exercise or expiration of such securities are dilutive to net loss per share for the period, adjustments to net loss used in the calculation are required to remove the change in fair value of the common stock warrant liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

In all periods presented, the Company’s stock options and incentive awards outstanding at the end of each period were excluded from the calculation of diluted net loss per share because their effects were antidilutive. The Company’s computation of basic and diluted net loss per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss allocated to common stock-basic	$(18,563)	$(8,234)	$(53,099)	$(22,514)
Adjustments for revaluation and extinguishment of common stock warrants	(1,462)	-	(422)	-
Net loss allocated to common stock-diluted	$(20,025)	$(8,234)	$(53,521)	$(22,514)
Denominator:
Weighted average number of common stock shares outstanding - basic	59,121,600	40,035,690	57,255,666	31,848,536
Dilutive securities:
Common stock warrants	266,180	-	42,439	-
Weighted average number of common stock shares outstanding - diluted	59,387,780	40,035,690	57,298,105	31,848,536
Net loss per share - basic:	$(0.31)	$(0.21)	$(0.93)	$(0.71)
Net loss per share - diluted:	$(0.34)	$(0.21)	$(0.93)	$(0.71)

The following table shows the total outstanding common stock equivalents considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Common stock warrants	-	1,604	-	1,604
Common stock options	5,365	3,788	5,365	3,788
Performance-based stock options	205	305	205	305
Incentive awards	130	226	130	226
	5,700	5,923	5,700	5,923

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2014-09

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) (ASC 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company also elected to use the practical expedient that allows an entity to expense the incremental cost of obtaining a contract as an expense when incurred if the amortization period of the asset that an entity otherwise would have recognized is less than one year. Results for the three and nine months ended September 30, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under previous revenue recognition guidance. As of the adoption date, the Company had only one contract with a customer, Kowa Pharmaceuticals America, Inc. (Kowa), that had not been completed. Based on the Company’s review, the Company concluded there was no significant change in applying ASC 606 to the contract with Kowa and no amounts have been recognized within “accumulated deficit” in the condensed consolidated balance sheet related to the adoption of the new standard.

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

Staff Accounting Bulletin No. 118

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) to address the accounting implications of recently enacted U.S. federal tax reform. SAB 118 allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date to address ongoing guidance and tax interpretations that are expected over the next 12 months. The Company has adopted SAB 118 and currently considers its accounting of the impact of U.S. federal tax reform to be incomplete but continues to monitor and evaluate new guidance and interpretations and to evaluate their potential impact, if any, on the Company’s existing deferred tax assets. The Company expects to complete the remainder of its monitoring and assessment analysis within the measurement period in accordance with SAB 118. Adjustments, if any, are not expected to impact the statement of operations and comprehensive loss due to the full valuation allowance on the Company’s deferred tax assets.

Recently Issued Accounting Pronouncements

SEC Securities Act Release No. 33-10532

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments will become effective on November 5, 2018 and will impact the Company’s condensed consolidated financial statements through, among other things, the addition of a requirement for a statement of stockholders’ equity for interim periods. The amendments are effective for all filings made on or after November 5, 2018, however a recent SEC staff interpretation allowed companies to file the first interim statement of stockholders’ equity in the quarter that begins after the effective date of the amendment. As a result, the Company will present its first interim statement of stockholders’ equity in its Form 10-Q for the quarter ending March 31, 2019. The Company is currently evaluating other impacts to its condensed consolidated financial statements due to the adoption of this guidance.

Accounting Standards Update 2018-13

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the impact of adoption on its condensed consolidated financial statements.

Accounting Standards Update 2018-07

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to simplify the accounting for share-based payments to non-employees by aligning it with the accounting guidance for share-based payments for employees. The ASU expands the scope of Topic 718, Compensation – Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The Company will adopt this standard on January 1, 2019. The Company is currently evaluating the impact of adoption on its condensed consolidated financial statements.

Accounting Standards Update 2016-02 and 2018-11

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires the recognition of assets and liabilities arising from lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, the lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and the liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted and entities are required to use a modified retrospective approach for leases that exist at or are entered into after the beginning of the earliest comparative period in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method in which  the new lease standard is applied at the adoption date and recognized as a cumulative adjustment to retained earnings without adjustment to comparative periods. The amendments have the same effective date and transition requirements as the new lease standard.

The Company will adopt this standard on January 1, 2019 using the modified retrospective approach with a cumulative effect adjustment to accumulated deficit at the beginning of the period of adoption. The Company will also adopt certain practical expedients provided by ASU 2018-11. Management is in the process of inventorying and scoping the Company’s population of leased assets in order to assess the impact of Topic 842. Topic 842 is expected to impact the Company’s condensed consolidated financial statements as the Company has certain operating lease arrangements for which it is the lessee. The Company is currently evaluating the impact adoption of Topic 842 will have on its financial position and results of operations but anticipates the recognition of additional assets and corresponding liabilities on its condensed consolidated balance sheet related to leases. The adoption of this accounting standard update is also expected to impact the Company’s condensed consolidated financial statement disclosures.

Accounting Standards Update 2017-11

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815) (ASU 2017-11): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for and classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-linked freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is currently evaluating the impact of the revised guidance on its condensed consolidated financial statements.

3. Certain Balance Sheet Items

The following table shows certain balance sheet items (in thousands):

	September 30,	December 31,
	2018	2017
Accrued compensation	$1,798	$2,416
Accrued professional fees	319	288
Deferred rent	257	13
Other	63	111
Total other accrued liabilities	$2,437	$2,828

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

Under the license agreement, Kowa agreed to pay the Company a non-refundable upfront payment of $5.0 million upon contract execution. Kowa also agreed to pay the Company $5.0 million upon initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment, which occurred during the quarter ended December 31, 2017 and payment was received in January 2018. An additional milestone payment of $5.0 million is due on initiation of a Phase 3 study of arhalofenate, and up to $190.0 million based upon the achievement of other specific development and sales milestones.

The Company concluded that Kowa is a customer, and the contract is not subject to accounting literature on collaborative arrangements. This is because the Company granted to Kowa a license to its intellectual property and provided drug product and research and pre-clinical development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company identified the following three material promises under the license agreement: 1) the transfer of a license to intellectual property, inclusive of the related technology know-how conveyance and contract manufacturing rights and privileges (license and know-how); 2) the performance of specific ongoing research and non-clinical development services, and 3) the delivery of existing on hand arhalofenate clinical product. The Company’s participation on the JAC is not a performance obligation as the Company’s participation in the JAC is not required and is primarily for the Company’s benefit to obtain updates on the progress of Kowa’s activities. The Company provided to Kowa standard indemnification and protection of licensed intellectual property, which is part of assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

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

To allocate transaction price among the three performance obligations, the Company estimated its SSP. For the license and know-how, the SSP was estimated using the income approach based on assumptions regarding Kowa’s future revenues from the licensed intellectual property, projected costs of research and development, manufacturing and commercialization expenses, as well as the discount rate, the development timeline, and probabilities of technical and regulatory success. To estimate SSP of research and non-clinical development services and arhalofenate product on hand, the Company used a cost-plus margin approach. The Company believes that a change in the assumptions used to determine its best estimate of selling price for the performance obligations would not have a significant effect on the allocation of consideration received to the performance obligations.

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

The variable consideration related to the remaining development milestone payments has not been included in the transaction price as these milestones were fully constrained at September 30, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and Kowa’s efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Kowa. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company expensed the incremental costs of obtaining the Kowa contract prior to December 31, 2017, as substantially all costs related to the performance obligations completed by that date.

Revenue recognized during the three and nine months ended September 30, 2017 was determined in accordance with the accounting rules applicable prior to the adoption of ASC 606 on January 1, 2018. There was no difference in the revenue recognized under ASC 606 or legacy GAAP for the three and nine months ended September 30, 2018.

There were no contract assets or deferred revenues (contract liabilities) recorded during the nine months ended September 30, 2018. Accounts receivable from the Kowa contract consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accounts receivable	$-	$5,000

As of September 30, 2018, there were no amounts included in the transaction price and allocated to goods and services not yet provided.

On October 24, 2018, the Company received a notice from Kowa terminating the license agreement for the development of arhalofenate. The termination will be effective on January 22, 2019. As a result of the termination, the rights licensed to Kowa through the agreement revert to the Company on the termination date and the Company is no longer eligible to receive additional milestone payments or royalties from Kowa. As of the time of the receipt of Kowa’s notice to terminate, all remaining variable consideration under the license agreement had been fully constrained and all performance obligations had been satisfied.

Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.

In June 2006, the Company entered into an exclusive, worldwide, royalty-bearing license to seladelpar and certain other PPARδ compounds (the PPARδ Products) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPARδ Products. Janssen NV has a right of first negotiation under the agreement to license particular patents covering the PPARδ Product from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARδ Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARδ Products.

In June 2010, the Company entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), a subsidiary of Johnson and Johnson, to further develop and discover undisclosed metabolic disease target agonists for the treatment of Type 2 diabetes and other disorders. The Company received a termination notice from Janssen, effectively ending these development and licensing agreements in early April 2015. In December 2015, the Company exercised an option, and Janssen granted the Company an exclusive, worldwide license with rights to sublicense, pursuant to the terms of one of the original agreements to continue to develop compounds with activity against an undisclosed metabolic disease target. No amounts were incurred or accrued for this agreement as of and for the three and nine months ended September 30, 2018 and 2017.

DiaTex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products containing arhalofenate. No development payments were made or became due as of and for the three and nine months ended September 30, 2018 and 2017 and no royalties have been paid to date. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone.

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

On June 4, 2018, the Company repaid in full the outstanding balance of the 2015 Term Loan Facility of $4.2 million plus a final fee of $0.7 million and a prepayment penalty of $0.1 million. In conjunction with this prepayment, the Company recorded a $0.4 million loss on early of extinguishment of this debt. As of September 30, 2018, the Company had no further obligations under the 2015 Term Loan Facility and all warrants previously issued in connection with it had been exercised.

6. Commitments and Contingencies

The Company leases 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and expires on January 15, 2019.

On April 16, 2018, the Company entered into an amended lease to extend the term of its original lease by five years to January 15, 2024 and relocate and expand its office space within the same office park in Newark, California to approximately 18,000 square feet. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional five years by giving the landlord written notice of the election to exercise the option prior to the amended expiration date of January 15, 2024. The lease agreement also requires the lessor to fund and complete the construction of certain tenant improvements. The Company estimated the value of this tenant improvement allowance at $2.1 million and recorded it as deferred rent liability and other current assets on the balance sheet at September 30, 2018. It will be reclassified to leasehold improvements within property and equipment when realized, and depreciated over the remaining lease term.

Rent expense was $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Future minimum lease payments are as follows (in thousands):

Lease
Payments
2018 (from October to December)	$57
2019	627
2020	645
2021	664
2022 and beyond	1,390
Total future minimum payments	$3,383

7. Stockholders’ Equity

As of September 30, 2018, and December 31, 2017, the Company had reserved shares of authorized but unissued common stock as follows:

	September 30,	December 31,
	2018	2017
Common stock warrants	-	1,460,955
Equity incentive plans	7,008,933	4,021,983
Total reserved shares of common stock	7,008,933	5,482,938

On February 1, 2018, pursuant to a shelf registration statement on Form S-3, the Company issued 13,340,000 shares of its common stock at $10.80 per share in an underwritten public offering (referred to as the February 2018 public offering). Net proceeds to the Company in connection with the February 2018 public offering were approximately $135.5 million after deducting underwriting discounts, commissions and other offering expenses.

8. Stock Plans and Stock-Based Compensation

Stock Plans

On January 1, 2018, the share reserve of the Company’s 2013 Equity Incentive Plan (2013 Plan), automatically increased by 2,220,439 shares. During the nine months ended September 30, 2018, the Company granted options to purchase 2,021,272 shares of its common stock to its employees, directors and a consultant. On June 5, 2018, the Company’s stockholders approved a 1,500,000 share increase in the number of shares to be reserved under the 2013 Plan. As of September 30, 2018, there were 1,309,403 shares available for grant under the 2013 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense recorded was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$741	$325	$2,045	$953
General and administrative	987	495	3,230	2,985
Total	$1,728	$820	$5,275	$3,938

9. Related-Party Transactions

The Company paid a former member of its Board of Directors, who is also a member of its Scientific and Clinical Advisory Board, a total of $15,000 for the three months and $45,000 for the nine months ended September 30, 2018 and 2017, respectively, in monthly cash retainers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve risks and uncertainties. We usually use words such as “may,” “will,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” or the negative of these terms or similar expressions to identify these forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding our expectations with respect to the following: our business and scientific strategies; the progress of our product development programs, including clinical testing, and the timing of results thereof; regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including as a result of the risks and uncertainties discussed under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

CymaBay Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need.

Our lead product candidate, seladelpar, is a potent and selective agonist of PPARδ, a nuclear receptor that regulates genes involved in bile acid/sterol, lipid and glucose metabolism and inflammation. We are currently developing seladelpar for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver resulting in cholestasis, impaired bile flow, and inflammation. We are also developing seladelpar for the treatment of nonalcoholic steatohepatitis (NASH), a prevalent and serious chronic liver disease caused by excessive fat accumulation in the liver that results in inflammation and cellular injury that can progress to fibrosis and cirrhosis, and potentially liver failure and death.

In October 2018, we commenced enrollment of a Phase 3 study to evaluate seladelpar in patients with PBC. Data from two Phase 2 studies of seladelpar in PBC established seladelpar’s anti-cholestatic and anti-inflammatory effects and identified doses we believe have the potential to offer patients improved efficacy and better tolerability over the only approved second-line treatment available today. In addition to reductions in markers of cholestasis including alkaline phosphatase (AP) and total bilirubin, seladelpar also improved metabolic and inflammatory markers with patients experiencing decreases in levels of low-density lipoprotein-C, transaminases and high sensitivity C-reactive protein. Many PBC patients suffer from pruritus, or chronic itching, which can significantly impact their quality of life. Based on data from our Phase 2 studies, seladelpar has not been associated with drug-induced pruritus.

The Phase 3 study is a double-blind, randomized, placebo-controlled 52-week study evaluating the safety and efficacy of 5 mg and 10 mg of seladelpar versus placebo in patients with PBC who have had an inadequate response or are intolerant to first-line treatment with ursodeoxycholic acid (UDCA). Approximately 240 patients will be randomized to receive placebo, 10 mg of seladelpar, or 5 mg of seladelpar with the potential to increase the dose to 10 mg after 6 months for those patients that have not yet met the primary endpoint. The primary endpoint is a composite responder rate that has been used for registration of the only approved second-line treatment for PBC. Specifically, a responder is defined as a patient achieving an AP level below 1.67 times the upper limit of normal with at least a 15% reduction from baseline and a normal total bilirubin at 52 weeks. Key secondary endpoints will be AP normalization rate and changes in pruritus as measured by the numerical rating scale, or NRS.

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

In 2016, we entered into an exclusive licensing agreement granting Kowa Pharmaceuticals America, Inc. the rights to develop and commercialize arhalofenate in the United States (including all possessions and territories). Under the terms of the agreement with Kowa, we received an up-front payment of $5.0 million, and a milestone payment of $5.0 million for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. On October 24, 2018 we received a notice from Kowa terminating the license agreement effective as of January 22, 2019.

Equity Financings

On February 7, 2017, pursuant to our shelf registration statement on Form S-3, we completed the issuance of 5,181,348 shares of our common stock at $1.93 per share, which we refer to as our February 2017 public offering. Net proceeds from the February 2017 public offering were approximately $9.2 million after deducting underwriting discounts, commissions and other offering expenses.

On May 11, 2017 we filed a $100 million shelf registration statement on Form S-3, which was declared effective on June 29, 2017, and our prior shelf registration statement was deemed terminated. This new shelf registration statement included an at-the-market facility (New ATM) to sell up to $25 million of common stock under the new registration statement. We terminated the New ATM in July 2017.

On July 24, 2017, pursuant to the $100 million shelf registration statement on Form S-3, we completed the issuance of 14,950,000 shares of our common stock at $6.50 per share, which we refer to as our July 2017 public offering. Net proceeds from the July 2017 public offering were approximately $91.1 million after deducting underwriting discounts, commissions and other offering expenses.

On December 29, 2017 we filed a new $200 million shelf registration statement on Form S-3, which was declared effective on January 19, 2018, and our prior shelf registration statement was deemed terminated.

On February 1, 2018, pursuant to our $200 million shelf registration statement on Form S-3, we completed the issuance of 13,340,000 shares of our common stock at $10.80 per share, which we refer to as our February 2018 public offering. Net proceeds from the February 2018 public offering were approximately $135.5 million after deducting underwriting discounts, commissions and other offering expenses.

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

As of the adoption date of ASC 606, we had only one contract with a customer, Kowa Pharmaceuticals America, Inc. (Kowa), that had not been completed. Based on our review, we concluded there was no significant change in applying ASC 606 to the contract with Kowa and no amounts have been recognized within “accumulated deficit” in the condensed consolidated balance sheet related to the adoption of the new standard. On October 24, 2018, we received a notice from Kowa terminating the collaboration agreement for the development of arhalofenate. The termination will be effective as of January 22, 2019. See Note 4 in the notes to the condensed consolidated financial statements for further discussion.

Results of Operations

General

To date, we have not generated any income from operations. As of September 30, 2018, we had an accumulated deficit of $503.6 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have generated revenue from our license arrangement with Kowa and may in the future generate revenue from a variety of other sources, including license fees and milestone payments in connection with any future strategic partnerships, arhalofenate and seladelpar are at a mid-level stage of development and our other product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Our results of operations for the three and nine months ended September 30, 2018 and 2017 are presented below (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Variance	2018	2017	Variance
Collaboration revenue	$-	$-	$-	$-	$4,793	$(4,793)
Operating expenses:
Research and development	17,853	4,184	13,669	41,727	12,269	29,458
General and administrative	3,276	2,210	1,066	10,223	9,493	730
Total operating expenses	21,129	6,394	14,735	51,950	21,762	30,188
Loss from operations	(21,129)	(6,394)	(14,735)	(51,950)	(16,969)	(34,981)
Other income (expense):
Interest income (expense), net	1,113	(42)	1,155	2,546	(549)	3,095
Loss on extinguishment of debt	-	-	-	(407)	-	(407)
Other income (expense), net	1,453	(1,798)	3,251	(3,288)	(4,996)	1,708
Total other income (expense)	2,566	(1,840)	4,406	(1,149)	(5,545)	4,396
Net loss	$(18,563)	$(8,234)	$(10,329)	$(53,099)	$(22,514)	$(30,585)

Collaboration Revenue

No collaboration revenue was recognized for the three months ended September 30, 2018 and 2017, respectively. No collaboration revenue was recognized and $4.8 million was recognized for the nine months ended September 30, 2018 and 2017, respectively. We recognized collaboration revenue in the nine months ended September 30, 2017 following the delivery of the license and knowhow deliverable identified in our Kowa license and collaboration agreement.

Research & Development Expenses

Conducting research and development is central to our business model. For the three months ended September 30, 2018 and 2017, research and development expenses were $17.9 million and $4.2 million, respectively. For the nine months ended September 30, 2018 and 2017, research and development expenses were $41.7 million and $12.3 million, respectively. Research and development expenses are detailed in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Seladelpar PBC clinical studies	$7,030	$1,313	$15,884	$4,363
Seladelpar NASH clinical studies	5,780	-	10,207	-
Seladelpar drug manufacturing & development	1,167	1,171	4,605	2,647
Seladelpar other studies	222	17	725	345
Non-seladelpar studies	43	52	97	211
Total project costs	14,242	2,553	31,518	7,566
Internal research and development costs	3,611	1,631	10,209	4,703

Total research and development	$17,853	$4,184	$41,727	$12,269

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial and other materials; and
•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs increased by $11.6 million to $14.2 million from $2.6 million for the three months ended September 30, 2018 and 2017, respectively. Project costs for the three months ended September 30, 2018 and 2017 consisted primarily of seladelpar-related clinical trial expenses. Specifically, clinical project costs increased in 2018 primarily due to the expansion and extension of our PBC Phase 2 clinical trial, start-up activities related to our PBC Phase 3 clinical trial, the ongoing enrollment of our NASH Phase 2b clinical trial, and the execution of other NDA-enabling studies. Internal research and development costs increased by $2.0 million for the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to higher employee compensation related expenses as we hired additional clinical, scientific and regulatory personnel to support of our expanding clinical development activities.

Total project costs increased by $23.9 million to $31.5 million from $7.6 million for the nine months ended September 30, 2018 and 2017, respectively. Project costs for the nine months ended September 30, 2018 and 2017 consisted primarily of seladelpar-related clinical trial expenses. Specifically, clinical project costs increased in 2018 primarily due to the expansion and extension of our PBC Phase 2 clinical trial, start-up activities related to our PBC Phase 3 clinical trial, the ongoing enrollment of our NASH Phase 2b clinical trial which commenced in April 2018, and the execution of other NDA-enabling studies. In addition, project costs increased due to manufacturing of seladelpar to support ongoing and planned clinical trials and other development activities. Internal research and development costs increased by $5.5 million for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to higher employee compensation related expenses as we hired additional clinical, scientific and regulatory personnel to support of our expanding clinical development activities.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. For example, as a result of the favorable interim PBC clinical trial results we announced in July 2017, we expanded and extended our ongoing PBC Phase 2 study and we commenced start-up and enrollment activities for a PBC Phase 3 study of seladelpar and we are either conducting or planning other NDA-enabling studies. Furthermore, we are continuing enrollment of a Phase 2 clinical study in NASH which commenced in April of 2018. Accordingly, we expect to incur substantial costs to prepare for and conduct these clinical trials and other seladelpar-related development activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, audit services, and other general operating expenses not otherwise included in research and development. General and administrative expenses increased by $1.1 million to $3.3 million from $2.2 million for the three months ended September 30, 2018 and 2017, respectively. The increase was driven primarily by employee compensation expense as we hired additional administrative personnel to support our expanding operations. General and administrative expenses increased by $0.7 million to $10.2 million from $9.5 million for the nine months ended September 30, 2018 and 2017, respectively, primarily due to higher compensation and consulting expenses, partially offset by decreases in severance and legal fees.

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest income from our marketable securities offset in part by interest expense related to our loan facility. Interest income (expense), net increased to $1.1 million from an immaterial amount for the three months ended September 30, 2018 and 2017, respectively, primarily due to higher investment balances in the third quarter of 2018 as well as a decrease in interest expense due to the extinguishment of our term loan in the second quarter of 2018. Interest income (expense), net increased by $3.0 million to a $2.5 million gain from a loss of $0.5 million for the nine months ended September 30, 2018 and 2017, respectively, primarily due to higher investment balances funded by our July 2017 and February 2018 public offerings as well as a decrease in interest expense due to the extinguishment of our term loan in the second quarter of 2018.

Loss on Extinguishment of Debt

In connection with the early payoff our of our term loan facility in June 2018, we recognized a $0.4 million loss on the extinguishment of debt.

Other Income (Expense), Net

Other income (expense), net primarily includes gains and losses resulting from expiration or remeasurement of our investor and lender warrant liabilities at fair value. We use an option pricing model to revalue our warrant liabilities at each reporting date. A decline in the value of our warrant liabilities results in the recognition of a remeasurement gain. Conversely, an increase in the value of our warrant liabilities results in the recognition of a remeasurement loss. These changes in the liability are largely driven by fluctuations in the market value of the underlying shares relative to the warrant exercise price. In September 2018, our outstanding warrants expired unexercised and resulted in a gain on the extinguishment of the liability.

Other income (expense), net reflected a gain of $1.5 million and a loss of $1.8 million for the three months ended September 30, 2018, and 2017, respectively. The gain in the three months ended September 30, 2018 was driven by mark-to-market revaluations of warrants exercised and the expiration of unexercised warrants. The loss in the same period of the prior year was driven by remeasurement of our warrant liabilities at fair value. Other income (expense), net was a loss of $3.3 million and $5.0 million for the nine months ended September 30, 2018, and 2017, respectively. The loss in the nine months ended September 30, 2018 was driven by the remeasurement of our warrant liabilities at fair value, partially offset by the gain on expiration of unexercised warrants and the resulting extinguishment of the liability in September 2018. The loss in the same period of the prior year was driven by the remeasurement of our warrant liabilities at fair value.

Liquidity and Capital Resources

We have generated significant operating losses since our inception due to our continuing research and development activities. We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At September 30, 2018, we had cash, cash equivalents and marketable securities of $198.1 million, compared to $97.2 million at December 31, 2017. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities investments. We invest cash in excess of immediate requirements with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk. We believe these funds are sufficient to fund our current operating plan into 2021.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. For example, as a result of the favorable interim PBC clinical trial results we announced in July 2017, we expanded and extended our ongoing PBC Phase 2 study and we commenced start-up and enrollment activities for a PBC Phase 3 study of seladelpar and we are either conducting or planning other NDA-enabling studies. Furthermore, we are continuing enrollment of a Phase 2 clinical study in NASH which commenced in

April of 2018. Accordingly, we expect to incur substantial costs to prepare for and conduct these clinical trials and other seladelpar-related development activities. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with existing and new corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, it could have a material adverse effect on our business, results of operations, and financial condition.

Term Loan Facility

On August 7, 2015, we entered into a Loan and Security Agreement, pursuant to which we refinanced our previous term loan facility with Oxford Finance LLC and Silicon Valley Bank, and we borrowed an aggregate of $10.0 million, of which $5.9 million was outstanding on December 31, 2017. From January through June 1, 2018, we paid $1.6 million of principal payments due under its term loan facility. On June 4, 2018, we repaid in full the outstanding balance of the 2015 term loan facility of $4.2 million plus a final fee of $0.7 million and a prepayment penalty of $0.1 million. In conjunction with this prepayment, we recorded $0.4 million loss on extinguishment of debt. As of September 30, 2018, we had no further obligations under this agreement.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash used in operating activities	$(35,341)	$(13,560)
Net cash used in by investing activities	(80,882)	(72,626)
Net cash provided by financing activities	134,964	98,700
Net increase in cash and cash equivalents	$18,741	$12,514

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2018 was $35.3 million compared to $13.6 million for the same period in the prior year, primarily due to an increase in our net loss to $53.1 million resulting from our expanding drug development activities. The overall increase in 2018 was offset in part by increases in accrued clinical expenses and the receipt of a $5.0 million milestone payment from Kowa, both driven by the timing of payments.

Investing Activities: Net cash used in investing activities was $80.9 million for the nine months ended September 30, 2018 compared to $72.6 million for the same period in the prior year. The overall increase in 2018 was due to an increase in net purchases of marketable securities as we sought to invest a portion of the proceeds from our February 2018 public offering.

Financing Activities: Net cash provided by financing activities was $135.0 million for the nine months ended September 30, 2018 compared to $98.7 million for the same period in the prior year. The overall increase in 2018 was driven by net proceeds of $135.5 million received from the February 2018 public offering compared to net proceeds of $100.6 million in prior year offerings. Cash provided by financing activities also increased due to $6.1 million in proceeds from issuance of common stock through exercise of equity awards and warrants, partially offset by $6.7 million cash used in the full repayment of our facility loan.

Contractual Obligations and Commitments

Our aggregate contractual obligations as of September 30, 2018, were $3.4 million as compared to $7.2 million as of December 31, 2017. Contractual obligations decreased primarily because we paid off our term loan facility in full in June 2018. This repayment caused our contractual obligations under our term loan facility to decrease from $7.0 million as of December 31, 2017, to none as of September 30, 2018. Partially offsetting this decrease was an increase in operating lease obligations from $0.2 million to $3.4 million following the execution of our amended lease to extend the term of our original lease to January 15, 2024 and relocate and expand our office space.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $198.1 million as of September 30, 2018, compared to $97.2 million at December 31, 2017. As of September 30, 2018 and December 31, 2017, our cash, cash equivalents, and investments were held in deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates. Therefore, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2018, or December 31, 2017. We actively monitor changes in interest rates.

Foreign Exchange

Our operations are primarily conducted in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations is denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. Transactions denominated in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three and nine months ended September 30, 2018 and 2017, are included in other expense in the condensed consolidated statements of operations and comprehensive loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in foreign currencies.

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

(c)

Changes in Internal Controls. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

A.	Risk Factors

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of September 30, 2018, we had cash, cash equivalents and marketable securities of approximately $198.1 million. We believe that these funds will allow us to continue operation with our current operating plan into 2021. If appropriate opportunities become available, we intend to seek to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidate seladelpar (MBX-8025).

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

Beyond the plan of operations outlined above, our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies, including in particular the Phase 2 and Phase 3 studies of seladelpar;
•	the extent to which we are able to out-license arhalofenate;
•	the need for additional or expanded clinical studies;
•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration and validation program;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals;
•	the extent of our other development activities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing products and market developments.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	our ability to out-license arhalofenate;
•	obtaining favorable results for, and advancing the development of, seladelpar; and
•	generating a pipeline of product candidates.

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

For as long as we continue to be an emerging growth company, we do intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). As a result of our reliance on these exemptions, the information that we provide stockholders may be different than what is available with respect to other public companies. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If investors find our common stock less attractive as a result of our status as an emerging growth company, there may be less liquidity for our common stock and our stock price may be more volatile.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and we will devote substantial time to meet compliance obligations.

We have incurred and will continue to incur legal, accounting and other expenses as a result of operating as a public company. We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, that impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

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

Changes in laws and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease to 21% for tax years beginning after December 31, 2017, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, eliminating carrybacks of net operating losses, and providing for indefinite carryforwards for losses generated in tax years after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Risks Related to Clinical Development and Regulatory Approval

We depend on the success of our product candidates, in particular seladelpar, which is still under clinical development and we may not obtain regulatory approval or successfully commercialize this product candidate.

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates, including seladelpar, which has completed multiple Phase 1 and Phase 2 clinical trials. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In July 2017, and April 2018, we announced positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with primary biliary cholangitis, or PBC. During the fourth quarter of 2017, we initiated enrollment in a long-term extension study of seladelpar in patients with PBC. In April 2018, we initiated screening in a Phase 2b study of seladelpar in patients with non-alcoholic steatohepatitis, or NASH. The success of seladelpar will depend on many factors, including the following:

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

We have completed numerous Phase 1 and Phase 2 clinical studies with seladelpar. However, we have not completed a Phase 3 clinical trial, have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, initial or full regulatory approval for seladelpar. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed satisfactorily through preclinical studies and initial clinical testing. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience, have suffered significant setbacks in Phase 3 clinical development, even after seeing promising results in earlier clinical trials.

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

Negative or inconclusive results of our future clinical trials of seladelpar, or any other clinical trial we conduct, could cause the FDA or other regulatory authorities to require that we repeat or conduct additional clinical studies. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates may be adversely impacted.

We have commenced testing of seladelpar in clinical studies for the indications that we are currently pursuing for seladelpar, including PBC and NASH. If seladelpar does not demonstrate safety or efficacy in the treatment, or if the benefits of treatment with seladelpar do not outweigh the risks, our ability to successfully develop and commercialize seladelpar may be adversely affected.

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

Events that may result in delays or unsuccessful completion of clinical trials, including our future clinical trials for seladelpar, include the following:

•	inability to raise funding necessary to initiate or continue a trial;
•	delays in obtaining regulatory approval to commence a trial;
•	delays in reaching agreement with the FDA or other regulatory authorities on final trial design;
•	imposition of a clinical hold following a reported safety event;
•	an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;
•	delays in obtaining required institutional review board (IRB) approval at each site;
•	delays in recruiting suitable patients to participate in a trial;
•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;
•	delays caused by subjects dropping out of a trial due to side effects or otherwise;
•	changes to treatment guidelines or the introduction of a new standard of care;
•	delays caused by clinical sites dropping out of a trial;
•	time required to add new clinical sites;
•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials; and
•	delays in importing clinical trial materials into foreign countries where our clinical trials are being conducted.

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

Furthermore, if any of our approved products cause serious or unexpected side effects after receiving market approval, a number of potentially significant negative consequences could result, including the following:

•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in a form of a risk evaluation and mitigation strategy (REMS) plan;
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

After the completion of our clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize our product candidates and we cannot, therefore, predict the timing of any future revenue from our product candidates. Regulatory approval of a product candidate is not guaranteed, and the approval process is expensive, uncertain and lengthy.

We cannot commercialize our product candidates, including seladelpar, until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for our product candidates. Additional delays may result if a product candidate is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates, including seladelpar. The FDA and foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons, including the following:

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;
•	regulatory authorities may not find the data from nonclinical studies and clinical studies sufficient or may differ in the interpretation of the data;
•	regulatory authorities may require additional nonclinical or clinical studies;
•	the FDA or foreign regulatory authority might not approve our third party manufacturers’ processes or facilities for clinical or commercial product;
•	the FDA or foreign regulatory authority may change its approval policies or adopt new regulations;
•	the FDA or foreign regulatory authority may disagree with the design or implementation of our clinical studies;
•	the FDA or foreign regulatory authority may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different from that in the United States;
•	the results of clinical studies may not meet the level of statistical significance required by the FDA or foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and
•

the data collection from clinical studies of our product candidates may not be sufficient to support the submission of a new drug application (NDA), marketing authorization or other equivalent submission, or to obtain regulatory approval in the United States or elsewhere.

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

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of seladelpar and our other product candidates or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including seladelpar, may include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations.

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

•

the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

In addition, we do not have the capability to package and distribute finished products to pharmacies and other customers. If we receive marketing approval from the FDA, we intend to sell pharmaceutical product packaged and distributed by one or more pharmaceutical product packagers/distributors. Although we have entered into agreements with our current contract manufacturers and packager/distributor for clinical trial material, we plan on entering into commercial agreements with contract manufacturers and with one or more pharmaceutical product packagers/distributors to ensure proper supply chain management once we are authorized to make commercial sales of our product candidates. However, we may be unable to maintain agreements or negotiate commercial supply agreements on commercially reasonable terms with contract manufacturers and pharmaceutical product packagers/distributors, which could delay our ability to launch commercial sales and/or have a material adverse impact upon our business.

We rely on limited sources of supply for the drug substance for seladelpar and our other product candidates, and any disruption in the chain of supply may cause delay in developing and commercializing for each product candidate, including seladelpar.

It is our expectation that only one supplier of drug substance for seladelpar and one supplier of drug product for seladelpar will be initially qualified by the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of our products. An alternative vendor would need to be qualified through a supplemental registration, which would be expensive, time consuming and could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production. These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products, and cause us to incur additional costs. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, the supply chain for our products may be delayed, which could inhibit our ability to generate revenues.

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

Our reliance on third-party manufacturers entails risks, including the following:

•	the inability to meet our product specifications, including product formulation, and quality requirements consistently;
•	a delay or inability to procure or expand sufficient manufacturing capacity;
•	manufacturing and product quality issues, including those related to scale-up of manufacturing;
•	costs and validation of new equipment and facilities required for scale-up;
•	a failure to comply with cGMP and similar quality standards;
•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
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

We and our CSPs are required to comply with the FDA’s guidance, which follows the International Conference on Harmonization Good Clinical Practice (ICH GCP), which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces the ICH GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CSPs fail to comply with the ICH GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Our CSPs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CSPs may also have relationships with other entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities that could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our confidential information, including our intellectual property, by CSPs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology, among other things. If our CSPs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Risks Related to Commercialization of Our Product Candidates

The commercial success of seladelpar and our other product candidates will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payors.

If any of our product candidates, including seladelpar, receive marketing approval, they may nonetheless be unable to gain sufficient market acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates, including seladelpar, will depend on a number of factors, including the following:

•	demonstration of clinical safety and efficacy in our clinical trials;
•	the risk/benefit profile of our product candidates;
•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;
•	the prevalence and severity of any side effects;
•	the safety of product candidates seen in a broader patient group, including its use outside the approved indications;
•	limitations or warnings contained in the FDA and other regulatory authorities approved label for the relevant product candidate;
•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the timing of market introduction of competitive products;
•	pricing, including multi-indication pricing of a product candidate, and cost-effectiveness;
•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval;
•	our ability to obtain and maintain sufficient third-party coverage or reimbursement, which may vary from country to country; and
•	the effectiveness of our or any future collaborators’ sales, marketing and distribution efforts.

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

Furthermore, market acceptance and sales of seladelpar or any other product candidates that we or our collaborators develop, will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A prevailing trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. We cannot be sure that reimbursement will be available for seladelpar, or any other product candidates. Also, reimbursement amounts may reduce the demand for, or the price of, our products. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize seladelpar, or any other product candidates that we develop.

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

In addition, there may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or health authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.

If we are unable to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any of our product candidates, including seladelpar, it could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Even if we receive regulatory approval for seladelpar, we will be subject to ongoing FDA and other regulatory obligations and continued regulatory review, which may result in significant additional expense and limit our ability to commercialize seladelpar.

Any regulatory approvals that we or potential collaboration partners receive for seladelpar or future product candidates, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing studies. For example, we expect the approval pathway for seladelpar for the treatment of PBC and/or NASH to be governed by Subpart H of the Food and Drug Act. As such any approvals will initially be conditional and require confirmatory trials. Such trials may be costly and time consuming and may be unsuccessful in confirming the benefits of the conditionally approved product, potentially resulting in the withdrawal of approval and withdrawal of the product from the market. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market. Depending on any safety issues associated with our product candidates that are approved, the FDA may require a REMS plan, thereby imposing certain restrictions on the sale and marketability of such products or additional post-marketing requirements.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies, and will face an even greater risk if we sell our product candidates commercially. An individual or a group of individuals may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in the following:

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

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In the event that we are subject to HIPAA or other United States privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the EU has adopted the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of EU subjects, including clinical trial data. The GDPR is likely to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for robust regulatory enforcement and fines for a noncompliant company. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We expect that significant additional capital will be needed in the future to continue our planned product development efforts, in particular clinical trial, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in July 2017 we completed the issuance of 14,950,000 shares of our common stock at a public offering price of $6.50 per share in an underwritten public offering for net proceeds to us of approximately $91.3 million. In addition, in December 2017 we filed a $200 million shelf registration statement on Form S-3 with the SEC, and in February 2018 we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 per share in an underwritten public offering for net proceeds to us of approximately $135.5 million. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of September 30, 2018, was 1,309,403 shares.

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

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Form of Registration Rights Agreement (Filed with the SEC as Exhibit 4.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.3	Amendment No. 1 to Registration Rights Agreement. (Filed with the SEC as Exhibit 4.4 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021).

4.4	Form of 2013 Financing Warrant (Filed with the SEC as Exhibit 4.3 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

10.1*	Amended Offer Letter, dated September 4, 2018, by and between CymaBay Therapeutics, Inc. and Paul Quinlan.

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial and Accounting Officer) pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2018

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:	November 6, 2018