Form 10-K
period 2018-12-31
CymaBay Therapeutics, Inc.
filed 2019-02-28
CIK 1042074

con

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36500

CYMABAY THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3103561
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7575 Gateway Blvd., Suite 110

Newark, CA 94560

(510) 293-8800

(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2018, was $782,202,455. This excludes 673,613 shares of the registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June 30, 2018. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of common stock outstanding as of January 31, 2019, was 59,470,368

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

CYMABAY THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2018

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “projected,” “potential,” “seek,” “target,” “goal,” “intend,” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need.

Our lead product candidate, seladelpar, is a potent and selective agonist of peroxisome proliferator activated receptor delta (PPARδ), a nuclear receptor that regulates genes directly or indirectly involved in the synthesis of bile acids/sterols, metabolism of lipids and glucose, inflammation and fibrosis. We are currently developing seladelpar for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver resulting in impaired bile flow (cholestasis) and inflammation. We are also developing seladelpar for the treatment of nonalcoholic steatohepatitis (NASH), a prevalent and serious chronic liver disease caused by excessive fat accumulation in the liver that results in inflammation and cellular injury that can progress to fibrosis and cirrhosis, and potentially liver failure and death.

We reported net losses of approximately $72.5 million, $27.6 million, and $26.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had cash equivalents and marketable securities totaling $178.7 million, which we believe is sufficient to fund our current operating plan into 2021.

Strategy

Our goal is to become a leading biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. Key elements of our strategy are to:

•	Advance clinical development of seladelpar for patients with PBC and NASH,
•	Strengthen our patent portfolio and other means of protecting exclusivity, and
•	Evaluate other product candidates.

Recent Events

In February 2019, we completed enrollment of a placebo-controlled Phase 2b proof-of-concept study to evaluate seladelpar at three doses in biopsy-proven NASH. The primary efficacy outcome is the change from baseline in liver fat content at 12 weeks measured by magnetic resonance imaging using the proton density fat fraction method (MRI-PDFF). The study also includes pathology assessments of liver biopsy samples at baseline and at 52 weeks to examine the potential of seladelpar treatment to resolve NASH and/or decrease fibrosis.

In October 2018, we commenced enrollment of a global, Phase 3 registration study to evaluate seladelpar in patients with PBC. Data from two Phase 2 studies of seladelpar in PBC established seladelpar’s anti-cholestatic and anti-inflammatory effects and identified doses we believe have the potential to offer patients improved efficacy and better tolerability over the only approved second-line treatment available today, in addition to reductions in markers of cholestasis including alkaline phosphatase (AP), seladelpar also improved inflammatory and metabolic markers with patients experiencing decreases in levels of transaminases, high sensitivity C-reactive protein, and low-density lipoprotein cholesterol. Many PBC patients suffer from pruritus, or itching, which can significantly impact their quality of life. Based on data from our Phase 2 studies, and unlike the only approved second-line treatment currently available, seladelpar has not been associated with drug-induced pruritus.

CymaBay Pipeline Overview

Our pipeline includes two clinical stage product candidates: seladelpar (MBX-8025) and MBX-2982*. We have one preclinical stage product candidate, CB-001.

Product Candidates	Disease/condition	Status	Description
Seladelpar	Primary Biliary Cholangitis (PBC)	Phase 3	52-week study to evaluate seladelpar in PBC patients with inadequate response or intolerance to ursodeoxycholic acid (UDCA) (NCT03602560)
Seladelpar	Nonalcoholic Steatohepatitis (NASH)	Phase 2	52-week study to evaluate safety, tolerability, and effect of seladelpar in patients with NASH (NCT03551522)
MBX-2982 (GPR 119 agonist)	Gut/Liver	Pre-IND	Undisclosed indication(s)
CB-001 (GPR 120 agonist)	Gut/Liver	Preclinical	Undisclosed indication(s)

* Phase 2 in discontinued indication supported safety and pharmacokinetic profile, currently being explored pre-clinically for other indication(s).

Seladelpar (MBX-8025)

Seladelpar is a selective agonist for the peroxisome proliferator-activated receptor delta (PPARδ). The PPARδ receptor is a nuclear receptor that regulates genes involved in bile acid/sterol, lipid, and glucose metabolism, and regulation of certain inflammatory cells. Seladelpar has the potential to treat certain diseases of the liver and a variety of disorders of lipid metabolism.

Seladelpar was initially developed for treatment of mixed dyslipidemia, which is characterized by elevated low-density lipoprotein (LDL-C) and triglycerides (TGs). Results from our Phase 2 clinical study of seladelpar in patients with mixed dyslipidemia established effects that we believe have the potential to benefit patients affected with other conditions, these benefits including:

•	Significant reductions in markers of cholestasis, such as alkaline phosphatase (AP) and gamma-glutamyl transferase (GGT),
•	Decreases in high-sensitivity C-reactive protein (hs-CRP), a marker of inflammation,
•	Lowered LDL-C and raised high-density-lipoprotein (HDL-C), and
•	Decreased triglycerides and free fatty acids.

We believe seladelpar may provide a significant benefit for patients with rare cholestatic liver diseases, such as PBC, and NASH, a more prevalent liver disease with no currently approved therapy.

In February 2019, the Food and Drug Administration (FDA) granted seladelpar Breakthrough Therapy Designation for the treatment of early stage PBC, and in October 2016, seladelpar received the European Medicines Agency (EMA) PRIority MEdicines (PRIME) designation for the treatment of PBC. In November 2016, the FDA granted orphan drug designation to seladelpar for the treatment of PBC. In September 2017, EMA’s Committee for Orphan Medicinal Products (COMP) granted orphan drug designation to seladelpar for the treatment of PBC.

To date, we have completed six-month and twelve-month toxicity studies of seladelpar in rats and monkeys, respectively, as well as two-year carcinogenicity studies in mice and rats. In addition, nine Phase 1 and three Phase 2 clinical studies with seladelpar have been completed. In addition to the Phase 2b NASH study, a 52-week Phase 2 clinical study is currently ongoing in patients with PBC. A long-term safety extension study for PBC patients is currently enrolling patients as they complete 52 weeks of treatment in the aforementioned Phase 2 PBC study.

Seladelpar Clinical Development

Primary Biliary Cholangitis (PBC)

Summary

PBC is a rare, chronic progressive autoimmune liver disease that predominantly affects middle-aged women. A T-cell mediated immune response is thought to damage, and ultimately destroy, the interlobular and septal bile ducts. The loss of bile duct function leads to decreased bile secretion and retention of toxic substances, including bile acids, within the liver parenchyma. This retention may ultimately cause liver cirrhosis and liver failure in PBC patients.

PBC primarily affects an estimated one in 1,000 women over the age of 40. Due to its low prevalence, PBC has been recognized as an orphan disease in the U.S. and E.U., meeting its respective FDA and EMA orphan designation criteria. Diagnosis of PBC is confirmed by elevated serum AP presence and/or magnitude of antimitochondrial antibody (AMA presence), and liver biopsies, although biopsies are no longer required for diagnosis in most patients.

The most common clinical symptoms of PBC include fatigue and pruritus (up to 70% occurrence), which adversely affects many patients’ quality of life. PBC patients are also frequently affected by conditions including jaundice, hyperlipidemia (notably hypercholesterolemia), hypothyroidism, osteopenia and osteoporosis, and coexisting autoimmune diseases. Late complications of PBC include portal hypertension, malabsorption, deficiencies of fat-soluble vitamins, and steatorrhea (excess fat in feces). Left untreated, PBC disease progression can lead to the need for liver transplantation and liver-related mortality. Despite being a rare disease, PBC is one of the top six indications for liver transplantation in the U.S. and E.U. Recurrence of PBC following liver transplantation is reported in 11-46% of transplantations, with an estimated prevalence of 30% at 10 years following transplantation, further demonstrating a need for effective therapies.

Retrospective analyses of PBC clinical outcomes data have shown that elevated levels of AP and bilirubin are associated with worsened clinical outcomes including liver transplantation and death associated with PBC. These analyses supported the use of AP and bilirubin as elements of a clinical surrogate reasonably likely to predict outcomes that was used for the approval of obeticholic acid as a second line therapy for PBC.

Competition/Industry

We face competition from pharmaceutical and biotechnology companies. The FDA-approved treatments for PBC are ursodeoxycholic acid (UDCA), also known as ursodiol, a generic drug, and obeticholic acid (Ocaliva®). UDCA is a natural bile acid that decreases serum levels of AP, bilirubin, alanine transferase, aspartate aminotransferase, cholesterol, and immunoglobulin M, which are all elevated in patients with PBC and can serve as biochemical markers of disease. Ocaliva® is a synthetic bile acid analog that binds to and activates the farnesoid X receptor, or FXR, and received orphan designations in the U.S. and the E.U.

Studies of Seladelpar in PBC

Phase 3 ENHANCE

In October 2018, we commenced enrollment of a global, Phase 3 registration study (ENHANCE) to evaluate seladelpar in patients with PBC. The Phase 3 study is a double-blind, randomized, placebo-controlled 52-week study evaluating the safety and efficacy of 5 mg and 10 mg of seladelpar versus placebo in patients with PBC who have had an inadequate response or are intolerant to first-line treatment with ursodeoxycholic acid (UDCA). An inadequate response is defined as a patient having AP greater than 1.67 times the upper limit of normal (ULN). Approximately 240 patients will be randomized to receive placebo, 5 mg of seladelpar, or 10 mg of seladelpar. Patients on 5 mg will have the potential to increase the dose, in a double-blinded manner, to 10 mg after 6 months if they have not yet met the primary endpoint. The primary endpoint is a composite response defined as a patient achieving an AP level below 1.67 times the upper limit of normal, with at least a 15% reduction from baseline, and a normal total bilirubin at 52 weeks. The primary analysis will compare response rates of treatment groups to those of the placebo. Key secondary endpoints will be AP normalization rate and changes in pruritus, as measured by the numerical rating scale, or NRS. We expect to complete enrollment in this program at the end of 2019.

Safety Extension Study

Our long-term safety extension study of seladelpar is open to patients participating in current or future PBC studies in the PBC clinical development program. Patients completing the low dose Phase 2 study (discussed immediately below) began transferring into the long-term safety extension study in December 2017.

Phase 2 Low Dose

In December 2016, we initiated a second Phase 2 study of seladelpar in patients with PBC. The study is an open label, randomized, dose-ranging study evaluating lower doses of seladelpar and the primary efficacy endpoint is the percent change in AP. Secondary outcomes are to evaluate other markers of cholestasis, inflammation, and lipid parameters, as well as clinical symptoms such as pruritus and quality of life.

Following positive results from our planned interim analysis in early 2018, we released updated data from the Phase 2 Low Dose study in November 2018 that continued to show sustained anti-cholestatic and anti-inflammatory effects with no worsening of pruritus through 52 weeks. Results highlight the potential for seladelpar to offer patients an efficacious and safe second line treatment option.

Specifically, efficacy data was released on the first set of patients treated for 52 weeks and safety data on patients that received at least one dose of seladelpar in the study. Eligible PBC patients with either an inadequate response or intolerance to ursodeoxycholic acid (UDCA) were randomized to daily seladelpar at 5 or 10 mg. After 12 weeks, patients on 5 mg could escalate to 10 mg if their AP treatment goal was not met (5/10 mg group). The primary efficacy outcome was the AP % change from baseline. At 52 weeks, the mean decreases in AP were -47% and -46% in the 5/10 and 10 mg groups, respectively. A key secondary outcome was the composite response measured at week 52 where a responder was defined as a patient with AP <1.67 x ULN, ≥15% decrease in AP, and total bilirubin ≤ULN. At 52 weeks, 59% and 71% of patients met the composite endpoint in the 5/10 and 10 mg groups, respectively. The anti-cholestatic effect of seladelpar was further substantiated with normalization of AP levels at 52 weeks in 24% and 29% of patients in the 5/10 and 10 mg groups, respectively. Treatment with seladelpar also demonstrated a robust anti-inflammatory activity with median transaminase decreases of -31% and -33% in the 5/10 and 10 mg groups, respectively.

A 26-week analysis from the study was also shared on the effect of seladelpar on pruritus, or itching, which is a common clinical symptom of PBC that adversely effects a patient’s quality of life. After 26 weeks, the median changes in the pruritus visual analog scale (VAS) was -50% and -55% in the 5 /10 and 10 mg groups, respectively. These data suggest that seladelpar is not associated with drug-induced pruritus and support further evaluation of seladelpar’s potential benefit on pruritus.

Overall, seladelpar appeared safe and well tolerated. Of the 119 patients that received at least one dose of seladelpar, 11 serious adverse events were documented, and none were considered related to seladelpar. Three patients discontinued seladelpar, of which only one discontinuation, for a grade 1 gastroesophageal reflux, was deemed related to seladelpar. There was no transaminase safety signal, and importantly, there was no indication that seladelpar was associated with drug-induced pruritus.

Phase 2 High Dose

Initial proof-of-concept for seladelpar in PBC was established in a Phase 2 study evaluating higher doses of seladelpar (50 mg and 200 mg daily). The Phase 2 high dose study was initiated in November 2015. The study was a placebo-controlled, double-blind, dose ranging study of 12 weeks duration in patients who had an inadequate response to UDCA. The goal of the study was to assess whether the improvements in biochemical markers of cholestasis observed previously for seladelpar in other patient populations would be observed in patients with PBC.

During the study, three cases of asymptomatic increases (5-8 times the upper limit of normal) in transaminases were observed (two in the 200 mg and one in the 50 mg cohorts) and the study was discontinued. All three cases were reversible on discontinuation of treatment and were not accompanied by elevation of total bilirubin. After unblinding the study data, changes in the primary endpoint AP were analyzed using data available for the 38 subjects enrolled in the study that had completed at least two weeks of treatment. The mean decreases from baseline in AP for the 50 and 200 mg dose groups were 53% and 63%, respectively, vs. 2% for placebo (p < 0.0001 for both). There was no statistically meaningful difference in efficacy between the two seladelpar groups. All patients on seladelpar who received treatment for 12 weeks (three on 50 mg and two on 200 mg) normalized their AP levels. Thus, in this study seladelpar demonstrated a rapid and potent anti-cholestatic effect in patients with PBC. The lack of a dose response suggested that lower doses could be effective as well.

Nonalcoholic Steatohepatitis (NASH)

Summary

Nonalcoholic fatty liver disease (NAFLD) is the most common chronic liver disease worldwide and encompasses a spectrum of conditions that arise from fat accumulation in the liver of individuals that cannot otherwise be attributed to alcohol consumption. The prevalence of NAFLD has increased and is reported to account for approximately 25% of the general population worldwide. It is widely believed that the increase in NAFLD prevalence is a consequence of the obesity epidemic, and studies associate NAFLD with visceral obesity, Type 2 diabetes, hypertension, dyslipidemia, and hypothyroidism.

The accumulation of fat in combination with hepatic inflammation, can cause chronic liver injury leading to nonalcoholic steatohepatitis (NASH). NASH is the progressive form of NAFLD and increases patient risk of developing advanced liver fibrosis, cirrhosis, decompensated cirrhosis, the need for liver transplantation, hepatocellular carcinoma (HCC), and/or death. Serum markers that are often elevated in NASH patients include the transaminases alanine aminotransferase (ALT) and/or aspartate aminotransferase (AST). Liver biopsies are performed to confirm a NASH diagnosis. Approximately 10-20% of individuals with NAFLD progress to NASH.

Competition/Industry

There are currently no drugs approved in the U.S. or E.U. for the treatment of NASH. However, several clinical studies have been completed or are underway with drug candidates that may affect disease outcomes in patients with non-cirrhotic NASH, including Phase 3 studies with OCA, an FXR-agonist (Intercept Pharmaceuticals), elafibranor (GFT505), a PPARα/δ agonist (Genfit SA), cenicriviroc, a CCR2/5 receptor antagonist (Allergan), and selonsertib, an ASK1 inhibitor (Gilead). Over two dozen other compounds are currently in Phase 2 development in NASH.

Studies of Seladelpar in NASH

Phase 2b NASH Study

In May 2018, we initiated a randomized, placebo-controlled, parallel, dose-ranging Phase 2b study to evaluate seladelpar in patients with NASH. In February 2019, we announced full enrollment of 181 patients with liver biopsy proven NASH at specialized U.S. investigational centers. Seladelpar at doses of 10, 20, and 50 mg per day will be studied versus placebo in a 2:2:2:1 randomization. The primary efficacy outcome is expected to be released in the second quarter of 2019 and will reflect the change from baseline in liver fat content at 12 weeks as measured by magnetic resonance imaging using the proton density fat fraction method (MRI-PDFF). Among the secondary measures of efficacy, most notable is the evaluation of histological improvement in NASH and fibrosis as assessed by comparing liver biopsy samples taken at baseline and 52 weeks. Additional important planned assessments include MRI-PDFF measurements at 26 and 52 weeks of treatment, as well as biochemical markers and non-invasive imaging that reflect inflammation, fibrosis and liver health.

Pre-clinical Studies

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

Recently, we have confirmed many of the features of the mechanism of seladelpar for NASH in a second mouse model, a diet-induced biopsy-confirmed NASH model in obese mice (Choi et al., 2018). This independent model employed feeding mice a diet with high levels of trans-fat, fructose and cholesterol to create a more aggressive NASH with fibrosis. Reduction in hepatic fat and improvement in NASH pathology, including abrogation of ballooning, were also observed. Fibrosis was reduced as measured by total collagen content in the liver.

MBX-2982

Summary

MBX-2982 targets G protein-coupled receptor 119 (GPR119), a receptor that interacts with bioactive lipids known to stimulate glucose-dependent insulin secretion. Preclinical data indicate that MBX-2982 is a potent selective orally-active GPR119 agonist that functions through a unique dual mechanism of action that acts directly on the beta cell to increase insulin secretion and stimulates release of the incretin GLP-1 from the gut. We have previously conducted clinical studies for MBX-2982 as a potential treatment for diabetes, demonstrating MBX-2982 was safe and well tolerated.

We believe MBX-2982 may have utility in various diseases impacting the gut, liver or gut-liver axis and are currently exploring potential opportunities to advance development.

CB-001 (GPR120)

Summary

CB-001 targets G protein-coupled receptor 120 (GPR120), a receptor for omega-3 fatty acids such as docosahexaenoic acid (DHA). Pharmacodynamic effects include insulin sensitization, stimulation of GLP-1 release, glucose sensitive insulin secretion (GSIS), improvement in hepatic steatosis and lipid profile, and anti-inflammatory activity. Preclinical target validation has been achieved.

We believe CB-001 may have utility in various diseases impacting the gut, liver or gut-liver axis and are currently exploring potential opportunities to advance development.

Arhalofenate

Summary

Arhalofenate is a dual-acting anti-inflammatory and uric acid lowering agent being developed for the treatment of gout. In 2016, we entered into an exclusive licensing agreement granting Kowa Pharmaceuticals America, Inc. the rights to develop and commercialize arhalofenate in the U.S. (including all possessions and territories). Under the terms of the agreement with Kowa, we received an up-front payment of $5.0 million, and in January 2018 we received a $5.0 million milestone payment for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. We were also entitled to receive additional milestone payments based upon the achievement of specific development and sales milestones and royalties on future sales of arhalofenate products. On October 24, 2018, we received a notice from Kowa terminating the license agreement for the development of arhalofenate, effective on January 22, 2019. As a result of the termination, the rights licensed to Kowa through the agreement reverted to us on the termination date and we are no longer eligible to receive additional milestone payments or royalties from Kowa.

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

Collaborations and Licensing Agreements

We have entered into various arrangements with licensors and licensees. Our current significant collaborations are summarized below:

Johnson & Johnson: In June 2006, we entered into a license agreement with Janssen Pharmaceutical NV (Janssen NV), an affiliate of Johnson & Johnson, in which we received an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPARδ compounds (the PPARδ Products) with the right to grant sublicenses to third parties to make, use and sell such PPARδ Products. Under the terms of the agreement, we have full control and responsibility over the research, development and registration of any PPARδ Products and are required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of certain patents related to the PPARδ Products. Janssen NV has a right of first negotiation under the agreement to license PPARδ Products from us in the event that we elect to seek a third-party corporate partner for the research, development, promotion, and/or commercialization of such PPARδ Product. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARδ Products. Under the terms of the agreement, if we do not expend more than a de minimus amount of effort and resources on the research and/or development of at least one PPARδ Product, such action would constitute a default under the agreement. In addition, if we fail to use diligent efforts to promote, market and sell any PPARδ Product under the agreement, such action would constitute a default under the agreement. In the event of such default, or upon our termination of the agreement, we are obligated to grant Janssen NV a worldwide, exclusive, irrevocable license under the agreement in all information that is controlled, developed or acquired by us that relates to a PPARδ compound or PPARδ Product and in all patents that are filed during the term of the agreement with a priority date after the effective date of the agreement and relate to a PPARδ compound or PPARδ Product.

In June 2010, we entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), an affiliate of Johnson & Johnson, under which Janssen obtained the right to further develop undisclosed metabolic disease target agonists for the treatment of Type 2 diabetes and other disorders, and we received a one-time nonrefundable technology access fee related to the agreements. These development and licensing agreements were terminated as of April 2015. In December 2015, we exercised an option pursuant to the terms of one of the original agreements to continue work to research, develop and commercialize compounds with activity against an undisclosed metabolic disease target. Janssen granted us an exclusive, worldwide license (with rights to sublicense) under the Janssen know-how and patents to research, develop, make, have made, import, use, offer for sale and sell such compounds. We have full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease target and are required to use diligent efforts to conduct all such activities.

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

Intellectual Property

We own or co-own approximately 45 United States patents and 170 foreign patents, as well as 20 United States patent applications and 100 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. In addition, we license from third parties approximately 20 United States patents and 2 United States patent applications, 350 foreign patents and 40 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. These patents and patent applications include claims covering various aspects of our product pipeline and research and development strategies, including certain PPARδ agonists (including seladelpar), their compositions and uses both alone and in combination with other drugs, arhalofenate crystal forms, methods of use and methods of manufacture, and certain GPR119 and GPR 120 agonist compositions and uses.

The seladelpar portfolio consists of approximately 400 issued patents and 100 pending patent applications related to composition and method of use that we believe protect it through at least 2025-2035, before accounting for any potential patent term extension. Patent and trade secret protection is critical to our business. Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property, to extend the life of patents covering our product candidates, to preserve trade secrets and proprietary know-how, and to operate without infringing the patents and proprietary rights of third parties.

Manufacturing

We do not currently own or operate manufacturing facilities for the production or testing of seladelpar or other product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third party contract manufacturers to obtain all of our required raw materials, active pharmaceutical ingredients (APIs) and finished products for our clinical studies for seladelpar. We have executed manufacturing agreements for our API and clinical supplies of seladelpar with established manufacturing firms that are responsible for sourcing and obtaining the raw materials necessary for the finished products. The raw materials necessary to manufacture the API for seladelpar are available from more than one source.

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

We are currently developing seladelpar for the treatment of patients with PBC and NASH. Currently, the only FDA-approved treatments for PBC are ursodeoxycholic acid (UCDA), also known as ursodiol, an isomer of chenodeoxycholic acid and the synthetic bile acid analog obeticholic acid (Ocaliva®, Intercept Pharmaceuticals). Ursodiol decreases serum levels of AP, bilirubin, alanine aminotransferase, aspartate aminotransferase, cholesterol, and immunoglobulin M, all of which are elevated in patients with PBC and can serve as biochemical markers of the disease. In a study that combined data from three controlled trials with a total of 548 patients, ursodiol significantly reduced the likelihood of liver transplantation or death after four years. Ursodiol also delayed the progression of hepatic fibrosis in early-stage PBC, but was not effective in advanced disease. It is also known that up to 50% of PBC patients fail to respond adequately to ursodiol therapy. Ursodiol is available as a generic and is priced at a discount to typical branded therapies.

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

Additional potential therapies in early stage clinical development for PBC include FXR agonists that act through the same mechanism of action as Ocaliva (tropifexor (LJN452, Novartis Pharmaceuticals Corp.), GS-9674 (Gilead Sciences, Inc.) and EDP-305 (Enanta Pharmaceuticals, Inc.)), the mixed PPARα/δ agonist elafibranor, the dual PPARα/γ agonist saroglitazar, the selective NOX inhibitor GKT137831, the oxy-sterol sulfate DUR-928, and the selective S1P receptor modulator etrasimod (APD334) (Arena Pharmaceuticals, Inc.). GSK23306772 (GlaxoSmithKline) is an inhibitor of the Intestinal Bile Acid Transporter (IBAT) and is being evaluated for the treatment of itch associated with PBC and maralixibat, another IBAT inhibitor, was recently discontinued for this indication due to lack of efficacy. NGM-282 (NGM Biopharmaceuticals), a FGF-19 variant was also studied in PBC, but the clinical program has been re-focused towards the treatment of NASH.

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

Before testing any compounds with potential therapeutic value in humans, the pharmaceutical product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the pharmaceutical product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA has concerns and notifies the sponsor by way of a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a pharmaceutical product candidate at any time before or during clinical studies due to safety concerns or non-compliance. Submission of an IND may not result in the FDA allowing clinical studies to begin and, once begun, issues may arise that lead to suspension or termination of such clinical study.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of a Phase 2 trial and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and FDA to reach agreement on the next phase of development. Sponsors typically use the End-of-Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug.

Clinical studies involve the administration of the pharmaceutical product candidate to healthy volunteers or patients under the supervision of qualified investigators, who are generally physicians not employed by or under the clinical study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted in accordance with GCP. Further, each clinical study must be reviewed and approved by an independent institutional review board (IRB) at, or servicing, each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

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

Pre-Approval Requirements

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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. A product intended to treat a serious or life-threatening disease or condition may be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation provides opportunities for frequent interactions with the review team during product development and, once an NDA is submitted, the product may be eligible for priority review. The NDA may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted.

EMA’s recently established PRIME regulatory initiative similarly provides early enhanced regulatory support to facilitate regulatory applications and accelerate the review of medicines that address a high unmet need.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. A comparable orphan drug program is provided under EU law.

Post-Approval Requirements

Any pharmaceutical products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, prohibitions on promoting pharmaceutical products for uses or in patient populations that are not described in the pharmaceutical product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, actions by the United States Department of Justice and/or United States Department of Health and Human Services (HHS) Office of Inspector General, mandated corrective advertising or communications with doctors, and civil or criminal penalties. Although physicians may prescribe legally available pharmaceutical products for off-label uses, manufacturers may not directly or indirectly market or promote such off-label uses.

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

Federal and State Fraud and Abuse Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws have been applied to restrict certain business practices in the biopharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The intent standard of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the PPACA, so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).

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

The majority of states also have statutes or regulations similar to the aforementioned federal fraud and abuse laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other health care providers and entities, marketing expenditures, and drug pricing. Certain state and local laws also require the registration of pharmaceutical sales representatives.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part upon the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government payors such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. While commercial payors often follow Medicare coverage policy and payment limitations, coverage and reimbursement for products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a pharmaceutical product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the pharmaceutical product. Third-party payors may limit coverage to specific pharmaceutical products on an approved list, or formulary, which might not include all of the FDA-approved pharmaceutical products for a particular indication.

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
•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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
•

establishment of a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services (CMS) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or joint committee, to recommend proposals in spending reductions to Congress. The joint committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

More recently, there have been several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. On January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our business.

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

Corporate Information

CymaBay Therapeutics, Inc., formerly Metabolex, Inc., was incorporated under the laws of the State of Delaware on October 5, 1988, originally under the name Transtech Corporation. Our executive offices are located at 7575 Gateway Blvd., Suite 110, Newark, CA 94560. The telephone number at our executive office is (510) 293-8800. Our corporate website address is www.cymabay.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Employees

As of January 31, 2019, we had 43 full-time employees.

Executive Officers of the Registrant

As of January 31, 2019, our executive officers and key other officers were as follows:

Name	Age	Position Held With CymaBay
Executive Officers
Sujal Shah	45	President & Chief Executive Officer
Pol Boudes, M.D.	61	Chief Medical Officer
Charles A. McWherter, Ph.D.	63	Chief Scientific Officer
Klara Dickinson	51	Chief Regulatory and Compliance Officer
Paul T. Quinlan	56	General Counsel and Corporate Secretary
Daniel Menold	49	Vice President, Finance
Key Other Officers
Robert L. Martin, Ph D	56	Senior Vice President, Manufacturing and Nonclinical Development
Patrick J. O’Mara	57	Senior Vice President, Business Development

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

Charles A. McWherter, Ph.D. has served as our Chief Scientific Officer since 2013 and served as our Senior Vice President, Preclinical Research and Development from 2007 to 2013. From 2003 to 2007, he served as Vice President and head of the cardiovascular therapeutics areas of Pfizer Inc., a biopharmaceutical company. From 2001 to 2003, Dr. McWherter served as Vice President of Drug Discovery at Sugen, Inc., a biopharmaceutical company acquired by Pfizer Inc. in 2003. Dr. McWherter obtained his Ph.D. from Cornell University.

Klara Dickinson has served as our Chief Regulatory and Compliance Officer since January 2019, and was previously our Senior Vice President of Regulatory Affairs and Compliance. Prior to joining CymaBay in June 2017, she served as Senior Vice President, Chief Regulatory Officer of Anthera. From 2007 to 2014, she was Senior Vice President of Regulatory Affairs and Compliance at Hyperion Therapeutics Inc. Ms. Dickinson also spent three years at CoTherix, Inc. as Vice President, Regulatory Affairs and Healthcare Compliance Officer, and held various positions at biopharmaceutical companies Scios, Inc. and DEY Laboratories, a subsidiary of Mylan, Inc. Ms. Dickinson holds a B.S. in Biology from the College of Great Falls in Montana and is certified by the Regulatory Affairs Certification Board.

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

Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this report, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occur, our business could be harmed.

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of December 31, 2018, we had cash, cash equivalents and marketable securities of approximately $178.7 million, which we believe is sufficient to fund our current operating plan into 2021. If appropriate opportunities become available, we intend to seek to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidate seladelpar (MBX-8025).

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

Recent U.S. federal government shutdowns resulted in reduced staffing at the SEC that caused some disruption to the ability of companies to raise capital. If further shutdowns occur when we would otherwise desire to raise capital, our ability to raise such capital could be impaired and/or delayed.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	obtaining favorable clinical trial results for, and advancing the development of, seladelpar; and
•	generating a pipeline of product candidates.

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates, including seladelpar, which has completed multiple Phase 1 and Phase 2 clinical trials. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In July 2017 and April 2018, we announced positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with primary biliary cholangitis, or PBC. During the fourth quarter of 2017, we initiated enrollment in a long-term extension study of seladelpar in patients with PBC. In February 2019, we completed enrollment in a Phase 2b study of seladelpar in patients with nonalcoholic steatohepatitis, or NASH, and in October 2018 we commenced enrollment of a global Phase 3 study to evaluate seladelpar in patients with PBC. The success of seladelpar will depend on many factors, including the following:

•	successful enrollment and completion of clinical trials;
•	recognition by the FDA and other regulatory authorities outside of the United States of orphan disease designation for seladelpar in target indications in addition to those already obtained;
•	receipt of marketing approvals from the FDA and regulatory authorities outside the United States for seladelpar;
•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;
•	launching commercial sales of the product, whether alone or in collaboration with others;
•	acceptance of the product by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the product following marketing approval; and
•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

We have commenced testing of seladelpar in clinical studies for the treatment of PBC and NASH. If seladelpar does not demonstrate safety or efficacy in these indications, or if the benefits of treatment with seladelpar do not outweigh the risks, our ability to successfully develop and commercialize seladelpar may be adversely affected.

We commenced clinical trials of seladelpar for the indications for PBC and NASH. Seladelpar may not be demonstrated to be effective in these indications or other indications we may target. Although we believe that seladelpar may be beneficial to address PBC and/or NASH, there is no guarantee that seladelpar will prove to be safe or efficacious in the treatment of these diseases, or that we will be able to obtain regulatory approval for these indications. The results of these clinical studies and other nonclinical studies may determine whether the benefits perceived from the use of seladelpar would outweigh the risks perceived from treatment with seladelpar.

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

We have obtained orphan drug designation for seladelpar for the treatment of PBC, but not for all possible indications for which we may seek approval and we may not be able to obtain or maintain orphan designation or obtain the benefits associated with orphan drug status, including market exclusivity.

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

Even if seladelpar or any other product candidates receive regulatory approval, the products may not gain market acceptance among physicians, patients, health care payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any of our approved products will depend upon a number of factors, including:

•	the efficacy and safety, as demonstrated in clinical studies;
•	the risk/benefit profile of our product candidates such as seladelpar;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;
•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including if physicians prescribe our products for uses outside the approved indications;
•	the cost of treatment in relation to alternative treatments;
•	the timing of market introduction of competitive products;
•	the availability of coverage and adequate reimbursement by third party payors and government authorities;
•	relative convenience and ease of administration; and
•	the effectiveness of our or our partners’ sales, marketing and distribution efforts.

If any product candidate is approved but does not achieve an adequate level of acceptance by physicians, hospitals, health care payors and patients, we may not generate sufficient revenue from these products and we may not become or remain profitable.

Potential conflicts of interest arising from relationships with principal investigators for our clinical studies and any related compensation with respect to clinical studies could adversely affect the drug approval process.

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

Because we conduct clinical studies in humans, we face the risk that the use of seladelpar or other product candidates will result in adverse side effects. We cannot predict the possible harms or side effects that may result from our clinical studies. Although we have clinical study liability insurance, our insurance may be insufficient to cover any such events. There is also a risk that we may not be able to continue to obtain clinical study coverage on acceptable terms. In addition, we may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage. There is also a risk that third parties that we have agreed to indemnify could incur liability. Any litigation arising from our clinical studies, even if we are ultimately successful, would consume substantial amounts of our financial and managerial resources and may create adverse publicity.

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

Even if we obtain regulatory approval for seladelpar or our other product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.

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

Our relationships with health care professionals, customers and payors may be subject to applicable anti-kickback, fraud and abuse and other health care laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Health care professionals and third party payors play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare professionals, third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state health care laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal health care programs such as Medicare and Medicaid;

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

•

the federal transparency requirements under the PPACA, commonly referred to as the Physician Payments Sunshine Act, require manufacturers of drugs, devices, biologics and medical supplies to report to the Centers for Medicare and Medicaid Services (CMS) payments and other transfers of value provided to physicians and teaching hospitals and ownership and investment interests held by physicians and other healthcare providers and their immediate family members in certain manufacturers and group purchasing organizations; and

•

analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers, marketing expenditures, or drug pricing. Certain state and local laws also require the registration of pharmaceutical sales representatives.  In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from government funded health care programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health care programs.

Current laws and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any products for which we obtain marketing approval.

For example, the Patient Protection and Affordable Care Act (PPACA) was enacted to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revises the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business. Although the full effect of the PPACA remains uncertain, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Further, other legislative changes have been adopted since the PPACA was enacted, such as the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, which have resulted in reduced reimbursement under the Medicare program.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or joint committee, to recommend proposals in spending reductions to Congress. The joint committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional congressional action is taken. In January 2013, the President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, there have been several recent congressional inquiries, proposed bills and other proposals designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products including instituting reference pricing. At the federal level, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. On January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require additional authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

It is our current expectation that only one supplier of drug substance for seladelpar and one supplier of drug product for seladelpar will be initially qualified by the FDA. If supply from an approved vendor is interrupted, there could be a significant disruption in commercial supply of our products. An alternative vendor would need to be qualified through a supplemental registration, which would be expensive, time consuming and could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production. These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products, and cause us to incur additional costs. Furthermore, if our suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredient on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, the supply chain for our products may be delayed, which could inhibit our ability to generate revenues.

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

•	the lack of qualified backup suppliers for those materials that are currently purchased from a sole or single source supplier;
•	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;
•	disruption of the distribution of chemical supplies between the U.K. and E.U. due to Brexit;
•	carrier disruptions or increased costs that are beyond our control; and
•	the failure to deliver our products under specified storage conditions and in a timely manner.

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

If any of our product candidates, including seladelpar, is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable. In addition, approval of seladelpar in multiple indications (such as PBC and NASH), or the approval of other drugs in NASH that might be effective in PBC could lead to negative pricing pressure on any commercialization of seladelpar in PBC, which could have a material adverse effect on our financial condition.

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

If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

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

If our product candidates are approved for commercialization, we intend to enter into agreements with third parties to market those product candidates outside the United States, including for seladelpar. We expect that we will be subject to additional risks related to international operations, including the following:

•	different regulatory requirements for drug approvals in foreign countries;
•	reduced protection for intellectual property rights;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, pandemics, or natural disasters including earthquakes, typhoons, volcanic eruptions, floods and fires.

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

In addition, there may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or health authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed, and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies, but also have their own methods and approval process apart from Medicare determinations.

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

Any regulatory approvals that we or potential collaboration partners receive for seladelpar or future product candidates, may also be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing studies. For example, we expect the approval pathway for seladelpar for the treatment of PBC and/or NASH to be governed by Subpart H of the Food and Drug Act. As such, any approvals will initially be conditional and require confirmatory trials. Such trials may be costly and time consuming and may be unsuccessful in confirming the benefits of the conditionally approved product, potentially resulting in the withdrawal of approval and withdrawal of the product from the market. In addition, even if approved, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for any product will be subject to extensive and ongoing regulatory requirements. The subsequent discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, may result in restrictions on the marketing of the product, and could include withdrawal of the product from the market. Depending on any safety issues associated with our product candidates that are approved, the FDA may require a REMS plan, thereby imposing certain restrictions on the sale and marketability of such products or additional post-marketing requirements.

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

We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we rely on an exclusive license to certain patents and know-how from Janssen Pharmaceutical NV (Janssen NV), which include seladelpar and certain other PPARδ compounds (the PPARδ Products). Under the exclusive license with Janssen NV we have full control and responsibility over the research, development and registration of any PPARδ Products and are required to use diligent efforts to conduct all such activities. If we fail to comply with our obligations under our agreement with Janssen NV, including our obligations to expend more than a de minimus amount of effort and resources on the research and/or development of at least one PPARδ product, to make any payment called for under the agreement, not to disclose any non-exempt confidential information related to the agreement, or to use diligent efforts to promote, market and sell any PPARδ Product under the agreement, such action would constitute a default under the agreement and Janssen NV may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the Janssen NV license, seladelpar, which would have a materially adverse effect on our business.

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

Our common stock has historically been listed on the Nasdaq Capital Market under the symbol “CBAY” and in the second quarter of 2018 it began trading on the Nasdaq Global Select Market. Historically, trading volume for our common stock has been limited. The historical trading prices of our common stock on the Nasdaq Capital Market and the Nasdaq Global Select Market may not be indicative of the price levels at which our common stock will trade in the future, and we cannot predict the extent to which investor interest in us generally will continue to support an active public trading market for our common stock or how liquid will be that public market.

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

•	failure to maintain our existing collaborations or enter into new collaborations;
•	failure of our collaboration partners to elect to develop or commercialize product candidates under our collaboration agreements or the termination of any programs under our collaboration agreements;
•	failure by us or our licensors and collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	failure to successfully develop and commercialize our future product candidates;
•	changes in laws or regulations applicable to future products;
•	changes in the structure of payment systems;
•	inability to obtain adequate product supply for our future product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaboration partners or our competitors;
•	announcements of significant or potential equity or debt sales by us;
•	announcements of clinical trial plans or results by us;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

We expect that significant additional capital will be needed in the future to continue our planned product development efforts, in particular clinical trial, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in July 2017 we completed the issuance of 14,950,000 shares of our common stock at a public offering price of $6.50 per share in an underwritten public offering for net proceeds to us of approximately $91.3 million. In February 2018 we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 per share in an underwritten public offering for net proceeds to us of approximately $135.5 million. In addition, in December 2018 we filed a $200 million shelf registration statement on Form S-3 with the SEC. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of January 31, 2019, was 1,925,994 shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is located in Newark, California. We extended our corporate office lease in April 2018, with a new expiration date of January 15, 2024 and an option to extend the lease for an additional five years. We believe that our current facilities are sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings

We are not a party to any legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is listed on the Nasdaq Global Select Market under the symbol “CBAY”. As of January 31, 2019, there were approximately 250 holders of record of our common stock, although there are a substantially greater number of “beneficial holders”, whose shares are held of record by banks, brokers and other financial institutions in “street name”.

Performance Graph

The following graph assumes an initial investment of $100 in our common stock on January 27, 2014, the first date that a trade occurred for our stock over-the-counter, as well as the stocks comprising the Nasdaq Composite Index (^IXIC), and the stocks comprising the Nasdaq Biotechnology Index (^NBI). All results assume the reinvestment of dividends, if any, and are calculated as of each month end. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

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

Item 6. Selected Financial Data

The following tables provide selected consolidated financial data. We have prepared this information using our audited consolidated financial statements as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014. The following consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data	(in thousands, except per share amounts)
Collaboration revenue	$-	$10,000	$-	$-	$-
Operating expenses:
Research and development	58,124	18,938	15,941	17,026	15,823
General and administrative	14,381	12,387	9,645	8,871	8,185
Total operating expenses	72,505	31,325	25,586	25,897	24,008
Loss from operations	(72,505)	(21,325)	(25,586)	(25,897)	(24,008)
Other income (expense):
Interest income (expense), net	3,652	(459)	(1,161)	(753)	(681)
Loss on extinguishment of debt	(407)	-	-	-	-
Other (expense) income, net	(3,288)	(5,773)	76	11,121	(7,228)
Net loss	$(72,548)	$(27,557)	$(26,671)	$(15,529)	$(31,917)

Basic net loss per common share	$(1.25)	$(0.79)	$(1.14)	$(0.82)	$(2.65)
Diluted net loss per common share	$(1.26)	$(0.79)	$(1.14)	$(0.83)	$(2.65)
Weighted average common shares outstanding used to calculate:
Basic net loss per common share	57,808	34,904	23,447	18,900	12,049
Diluted net loss per common share	57,838	34,904	23,447	18,917	12,049

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated Balance Sheets Data	(in thousands)
Cash and cash equivalents, marketable securities	$178,664	$97,210	$16,994	$41,480	$34,795
Total assets	186,747	104,247	19,359	43,079	37,474
Working capital	167,147	87,234	9,217	36,648	16,770
Warrant liability	-	6,091	1,145	1,220	13,596
Facility loan, noncurrent	-	2,990	6,098	8,799	3,152
Accumulated deficit	(523,064)	(450,516)	(422,959)	(396,288)	(380,759)
Total stockholders’ equity	170,418	84,947	3,937	28,115	13,850

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

Our lead product candidate, seladelpar, is a potent and selective agonist of peroxisome proliferator activated receptor delta (PPARδ), a nuclear receptor that regulates genes directly or indirectly involved in the synthesis of bile acids/sterols, metabolism of lipids and glucose, inflammation and fibrosis. We are currently developing seladelpar for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver resulting in impaired bile flow (cholestasis) and inflammation. We are also developing seladelpar for the treatment of nonalcoholic steatohepatitis (NASH), a prevalent and serious chronic liver disease caused by excessive fat accumulation in the liver that results in inflammation and cellular injury that can progress to fibrosis and cirrhosis, and potentially liver failure and death.

Seladelpar

Primary Biliary Cholangitis (PBC)

In October 2018, we commenced enrollment of a global, Phase 3 registration study to evaluate seladelpar in patients with PBC. Data from two Phase 2 studies of seladelpar in PBC established seladelpar’s anti-cholestatic and anti-inflammatory effects and identified doses we believe have the potential to offer patients improved efficacy and better tolerability over the only approved second-line treatment available today. In addition to reductions in markers of cholestasis including alkaline phosphatase (AP), seladelpar also improved inflammatory and metabolic markers with patients experiencing decreases in levels of transaminases, high sensitivity C-reactive protein, and low-density lipoprotein cholesterol. Many PBC patients suffer from pruritus, or itching, which can significantly impact their quality of life. Based on data from our Phase 2 studies, and unlike the only approved second-line treatment currently available, seladelpar has not been associated with drug-induced pruritus.

Data from our completed Phase 2 High Dose and our ongoing Phase 2 Low Dose studies of seladelpar in patients with PBC have established seladelpar’s anti-cholestatic and anti-inflammatory effects. In November 2018, we released updated data from the Phase 2 Low Dose study that continued to show sustained anti-cholestatic and anti-inflammatory effects with no worsening of pruritus through 52 weeks. Specifically, efficacy data was released on the first set of patients treated for 52 weeks and safety data on patients that received at least one dose of seladelpar in the study. Eligible PBC patients with either an inadequate response or intolerance to ursodeoxycholic acid (UDCA) were randomized to daily seladelpar at 5 or 10 mg. After 12 weeks, patients on 5 mg could escalate to 10 mg if their AP treatment goal was not met (5/10 mg group). The primary efficacy outcome was the AP % change from baseline. At 52 weeks, the mean decreases in AP were -47% and -46% in the 5/10 and 10 mg groups, respectively. A key secondary outcome was the composite response measured at week 52 where a responder was defined as a patient with AP <1.67 x ULN, ≥15% decrease in AP, and total bilirubin ≤ULN. At 52 weeks, 59% and 71% of patients met the composite endpoint in the 5/10 and 10 mg groups, respectively. The anti-cholestatic effect of seladelpar was further substantiated with normalization of AP levels at 52 weeks in 24% and 29% of patients in the 5/10 and 10 mg groups, respectively. Treatment with seladelpar also demonstrated a robust anti-inflammatory activity with median transaminase decreases of -31% and -33% in the 5/10 and 10 mg groups, respectively.

A 26-week analysis from the study was also shared on the effect of seladelpar on pruritus, or itching, which is a common clinical symptom of PBC that adversely effects a patient’s quality of life. After 26 weeks, the median changes in the pruritus visual analog scale (VAS) was -50% and -55% in the 5 /10 and 10 mg groups, respectively. These data suggest that seladelpar is not associated with drug-induced pruritus and support further evaluation of seladelpar’s potential benefit on pruritus.

In February 2019, the FDA granted seladelpar Breakthrough Therapy Designation for the treatment of early stage PBC, and in October 2016, seladelpar received EMA PRIority MEdicines (PRIME) designation for the treatment of PBC. In November 2016, the FDA granted orphan drug designation to seladelpar for the treatment of PBC, and in September 2017, the EMA’s Committee for Orphan Medicinal Products (COMP) granted orphan drug designation to seladelpar for the treatment of PBC.

Nonalcoholic Steatohepatitis (NASH)

We believe that seladelpar could also have utility in the treatment of NASH. Seladelpar was found to reverse NASH pathology, decrease fibrosis, inflammation, hepatic lipids and reverse insulin resistance in the foz/foz mouse which is a diabetic obese model of NASH. In February 2019, we completed enrollment of a placebo-controlled Phase 2b proof-of-concept study to evaluate seladelpar at three doses in biopsy-proven NASH. The primary efficacy outcome is the change from baseline in liver fat content at 12 weeks measured by magnetic resonance imaging using the proton density fat fraction method (MRI-PDFF). The study also includes pathology assessments of liver biopsy samples at baseline and at 52 weeks to examine the potential of seladelpar treatment to resolve NASH and/or decrease fibrosis.

Arhalofenate

Arhalofenate is a dual-acting anti-inflammatory and uric acid lowering agent being developed for the treatment of gout. In 2016, we entered into an exclusive licensing agreement granting Kowa Pharmaceuticals America, Inc. (Kowa) the rights to develop and commercialize arhalofenate in the U.S. (including all possessions and territories). Under the terms of the agreement with Kowa, we received an up-front payment of $5.0 million, and in January 2018 we received a $5.0 million milestone payment for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. We were also entitled to receive additional milestone payments based upon the achievement of specific development and sales milestones and royalties on future sales of arhalofenate products. On October 24, 2018, we received a notice from Kowa terminating the license agreement for the development of arhalofenate, effective on January 22, 2019. As a result of the termination, the rights licensed to Kowa through the agreement reverted to us on the termination date and we are no longer eligible to receive additional milestone payments or royalties from Kowa.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may materially differ from those estimates under different assumptions or conditions.

While we describe our significant accounting policies in more detail in Note 2 of our consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation and understanding of our consolidated financial statements.

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

As of the adoption date of ASC 606, we had only one contract with a customer, Kowa Pharmaceuticals America, Inc. (Kowa), that had not been completed. Based on our review, we concluded there was no significant change in applying ASC 606 to the contract with Kowa and no amounts have been recognized within “accumulated deficit” in the consolidated balance sheet related to the adoption of the new standard. On October 24, 2018, we received a notice from Kowa terminating the collaboration agreement for the development of arhalofenate. The termination will be effective as of January 22, 2019. See Note 5 in the notes to the consolidated financial statements for further discussion.

Research and Development Expenses and Related Prepayments and Accruals

Research and development expenses consist of costs incurred in identifying, developing, and testing product candidates. These expenses consist primarily of costs for research and development personnel, including related stock-based compensation; contract research organizations (CRO) and other third parties that assist in managing, monitoring, and analyzing clinical trials; investigator and site fees; laboratory services; consultants; contract manufacturing services; non-clinical studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects.

As part of the process of preparing our consolidated financial statements, we are required to estimate certain research and development expenses. This process involves reviewing contracts, reviewing the terms of our license agreements, communicating with our vendors and applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service either when we have prepaid or when we have not yet been invoiced or otherwise notified of actual cost. Although certain of our vendors require us to prepay in advance of services rendered, the majority of our service providers invoice us monthly in arrears for services performed. We make estimates of prepayments to amortize or expenses to be accrued as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Such payments are evaluated for current or noncurrent classification based on when they will be realized. Examples of estimated amortized or accrued research and development expenses include fees to:

•	contract research organizations and other service providers in connection with clinical studies;
•	contract manufacturers in connection with the production of clinical trial materials; and
•	vendors in connection with preclinical development activities.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful screening and enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2018, 2017, and 2016.

Stock-Based Compensation

We measure employee and director stock-based compensation cost at the grant date, based on the estimated fair-value of the awards, and we recognize as an expense the portion that we ultimately expect to vest as an expense over the related vesting periods, net of estimated forfeitures. We estimate the grant date fair-value based of stock options using the Black-Scholes option-pricing model and recognize compensation expense over the service period using the straight-line attribution method. For performance-based stock options, we evaluate the probability of achieving each performance-based condition at each reporting date. We begin to recognize the expense when it is deemed probable that a performance-based condition will be met using the accelerated attributed method over the requisite service period.

The Black-Scholes option pricing model requires the input of subjective assumptions. These variables include, but are not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate expected volatility based on our own historical volatility supplemented by a review of historical volatilities of industry peers. We have, due to insufficient historical data, used the “simplified method” to determine the expected life of stock options granted with a service condition. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock. In addition, management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination, as well as our stock-based compensation expense.

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

Common Stock Warrant Liability

Historically, our outstanding common stock warrants issued in connection with certain equity and debt financings that occurred in 2013 through 2015 were classified as liabilities in the accompanying consolidated balance sheets because of certain contractual terms that preclude equity classification. All outstanding warrants related to these financings had been exercised or had expired by September 30, 2018. Upon expiration, the remaining fair value of the liability was extinguished and credited to other (expense) income, net in our consolidated statement of operations. Prior to expiration, we estimated the fair value of common stock warrants at each reporting period until the exercise of the warrants, at which time the liability was revalued and reclassified to stockholders’ equity. The determination of fair value of these common stock warrants required management to make certain assumptions regarding subjective input variables such as timing, probability and valuation impact of certain potential strategic events, expected term, dividends, expected volatility and risk-free interest rates.

Results of Operations

General

To date, we have not generated any income from operations. As of December 31, 2018, we have an accumulated deficit of $523.1 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have generated revenue from our license arrangement with Kowa and may in the future generate revenue from a variety of other sources, including license fees and milestone payments in connection with any future strategic partnerships, seladelpar is at a mid-level stage of development and our other product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Our results of operations for the years ended December 31, 2018, 2017 and 2016 are presented below (in thousands):

	Year Ended
	December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Collaboration revenue	$-	$10,000	$-	-100%	N/A
Operating expenses:
Research and development	58,124	18,938	15,941	207%	19%
General and administrative	14,381	12,387	9,645	16%	28%
Total operating expenses	72,505	31,325	25,586	131%	22%
Loss from operations	(72,505)	(21,325)	(25,586)	240%	-17%
Other income (expense):
Interest income (expense), net	3,652	(459)	(1,161)	896%	60%
Loss on extinguishment of debt	(407)	-	-	N/A	N/A
Other (expense) income, net	(3,288)	(5,773)	76	-43%	7696%
Net loss	$(72,548)	$(27,557)	$(26,671)	163%	3%

Collaboration Revenue

To date, our revenues have been recognized through collaborative licensing agreements as presented in the table below (in thousands):

	Year Ended
	December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Collaboration revenue	$-	$10,000	$-	-100%	N/A

Comparison of Years Ended December 31, 2018 and 2017

There was no collaboration revenue for the year ended December 31, 2018, compared to revenue of $10.0 million in the prior year. Collaboration revenue was recognized in 2017 upon the fulfillment of certain obligations and deliverables under our collaboration agreement with Kowa.

Comparison of Years Ended December 31, 2017 and 2016

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

Operating Expenses

Operating expenses consist of research and development and general and administrative expenses as presented in the table below (in thousands):

	Year Ended
	December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Operating expenses:
Research and development	$58,124	$18,938	$15,941	207%	19%
General and administrative	14,381	12,387	9,645	16%	28%
Total operating expenses	$72,505	$31,325	$25,586	131%	22%

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

For the years ended December 31, 2018, 2017 and 2016, research and development expenses were $58.1 million, $18.9 million and $15.9 million, respectively, and are detailed in the table below (in thousands):

	Year Ended December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Project costs:
Seladelpar PBC clinical studies	$21,009	$6,919	$5,978	204%	16%
Seladelpar NASH clinical studies	15,614	-	-	N/A	N/A
Seladelpar drug manufacturing & development	5,759	5,008	3,100	15%	62%
Seladelpar other studies	1,181	452	55	161%	722%
Non-seladelpar studies	184	(375)	615	149%	-161%
Total project costs	43,747	12,004	9,748	264%	23%
Internal research and development costs	14,377	6,934	6,193	107%	12%
Total research and development	$58,124	$18,938	$15,941	207%	19%

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial and other materials; and
•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Comparison of Years Ended December 31, 2018 and 2017

Total project costs increased by $31.7 million to $43.7 million from $12.0 million for the years ended December 31, 2018, and 2017, respectively. Project costs for the year ended December 31, 2018 primarily consisted of seladelpar-related clinical trial expenses and increased due to the expansion and extension of our PBC Phase 2 clinical trial, start-up activities related to our PBC Phase 3 clinical trial, the enrollment of our NASH Phase 2b clinical trial, and the execution of other NDA-enabling studies. In addition, project costs increased due to manufacturing of seladelpar to support ongoing and planned clinical trials and other development activities.

Internal research and development costs increased by $7.5 million to $14.4 million from $6.9 million for the years ended December 31, 2018 and 2017, respectively, primarily due to higher employee compensation related expenses as we hired additional clinical, scientific and regulatory personnel to support our expanding clinical development activities.

Comparison of Years Ended December 31, 2017 and 2016

Total project costs increased by $2.3 million to $12.0 million from $9.7 million for the years ended December 31, 2017, and 2016, respectively. Project costs for the year ended December 31, 2017 and 2016 primarily consisted of PBC-related clinical trial and drug manufacturing expenses for seladelpar. Specifically, costs were higher due to increased manufacturing of seladelpar to support our ongoing lower dose Phase 2 PBC clinical study, our long-term safety extension PBC study, our planned Phase 3 PBC clinical study, and other seladelpar-related development activities.

Internal research and development cost increased by $0.7 million to $6.9 million from $6.2 million for the years ended December 31, 2017 and 2016 respectively, primarily due to higher employee compensation related expenses incurred to support our expanding clinical development activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.

Comparison of Years Ended December 31, 2018 and 2017

General and administrative expenses increased by $2.0 million to $14.4 million, from $12.4 million, for the years ended December 31, 2018 and 2017, respectively, primarily due to higher compensation and consulting expenses, partially offset by decreases in severance.

Comparison of Years Ended December 31, 2017 and 2016

General and administrative expenses increased by $2.8 million, to $12.4 million from $9.6 million, for the years ended December 31, 2017 and 2016, respectively, primarily due to the recognition of $2.6 million in severance benefits expense associated with the retirement of our former chief executive officer in 2017. Total estimated severance expenses consisted of $0.8 million in cash severance payments to be paid out within 12 months of our former chief executive officer’s separation date as well as $1.8 million in stock-based compensation to reflect the vesting acceleration and an extension of time to exercise certain of his stock options.

Other Income (Expense)

Interest income (expense), net consists of interest income from our investments net of expense related to our loan facility. Other (expense) income, net consists of gains and losses resulting from the remeasurement of our investor and lender warrant liabilities at fair value. Other income (expense) is detailed below (in thousands):

	Year Ended
	December 31,
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Other income (expense):
Interest income (expense), net	$3,652	$(459)	$(1,161)	896%	60%
Loss on extinguishment of debt	(407)	-	-	N/A	N/A
Other (expense) income, net	(3,288)	(5,773)	76	-43%	7696%
Total other income (expense)	$(43)	$(6,232)	$(1,085)	99%	-474%

Comparison of Years Ended December 31, 2018 and 2017

Interest income (expense), net increased to net income of $3.7 million from net expense of $0.5 million, for the years ended December 31, 2018 and 2017, respectively. The change of $4.2 million was primarily due to higher interest income earned on the marketable securities purchased with a portion of proceeds from our January 2018 public offering, as well as a decrease in interest expense resulting from the full repayment of our term loan in June 2018.

In connection with the payoff of our term loan facility in June 2018, we recognized a $0.4 million loss on the extinguishment of debt.

Other (expense) income, net decreased $2.5 million to $3.3 million from $5.8 million for the years ended December 31, 2018 and 2017, respectively. The loss in the year ended December 31, 2018 was driven by a loss on remeasurement of our warrant liabilities at fair value, partially offset by a gain on expiration of unexercised warrants and the resulting extinguishment of the associated warrant liability in September 2018.

Comparison of Years Ended December 31, 2017 and 2016

Interest income (expense), net increased by $0.7 million, to net expense of $0.5 million from net expense of $1.2 million, for the years ended December 31, 2017 and 2016, respectively, due to lower interest expense associated with our term loan and higher interest income earned from our investments in the second half of 2017. Interest income grew because we invested a significant portion of the $91.1 million in proceeds received from our July 2017 public offering in marketable securities.

Other (expense) income, net reflected a net expense of $5.8 million and an immaterial net gain for the years ended December 31, 2017 and 2016, respectively, in each case due to the remeasurement of our warrant liabilities at fair value. During the year ended December 31, 2017, the remeasurement loss recognized was primarily due to the increase in our stock price, which is a key input in the warrant liability revaluation process.

Income Taxes

As of December 31, 2018, we had federal net operating loss carryforwards of $332.7 million and state net operating loss carryforwards of $224.8 million to offset future taxable income, if any. In addition, we had federal research and development general tax credit carry forwards of $8.5 million, a federal research and development orphan drug tax credit carryforward of $11.2 million, and state research and development tax credit carryforwards of $4.5 million. If not utilized, the federal net operating loss and tax credits for tax years beginning before January 1, 2018 will expire beginning in 2024 through 2037 and the state net operating loss carryforwards will expire beginning in 2028 through 2038. The federal net operating losses for tax years beginning after January 1, 2018 will carry forward indefinitely. The state tax credit will carry forward indefinitely. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2018, we recorded a 100% valuation allowance against our deferred assets of approximately $118.4 million as our management believes it is more likely than not that they will not be fully realized.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (Tax Act). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system, and requiring a mandatory one-time tax on U.S. owned undistributed foreign earnings and profits known as the transition tax. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) to address the accounting implications of recently enacted U.S. federal tax reform. SAB 118 allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date to address ongoing guidance and tax interpretations that are expected over the next 12 months. In 2018, we concluded our assessment and no material adjustment was identified.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. As of December 31, 2018, cash, cash equivalents and marketable securities totaled $178.7 million, compared to $97.2 million at December 31, 2017. Historical summaries of sales of our equity securities are noted below followed by overviews of sources of liquidity from our licensing and debt arrangements.

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

On December 28, 2018, we filed a new $200 million shelf registration statement on Form S-3 that was declared effective in February 2019. Our existing $200 million shelf registration statement was also terminated on the effective date.

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

On October 24, 2018, we received a notice from Kowa terminating the license agreement for the development of arhalofenate. The termination was effective as of January 22, 2019. As a result of the termination, the rights licensed to Kowa through the agreement reverted to us on the termination date and we are no longer eligible to receive additional milestone payments or royalties from Kowa. As of the time of the receipt of Kowa’s notice to terminate, all remaining variable consideration under the license agreement had been fully constrained and all performance obligations had been satisfied.

Term Loan Facility

On August 7, 2015, we entered into a Loan and Security Agreement (the 2015 Term Loan Facility) pursuant to which we refinanced our then existing term loan facility for an aggregate amount of up to $15.0 million. The first $10.0 million tranche of this loan facility was made available to us immediately upon the closing and was used in part to retire all $4.1 million of our then existing debt outstanding under a prior term loan facility, and to settle accrued interest and closing costs with the lenders. The remaining $5.0 million, referred to as the second tranche, was made available to us until March 31, 2016, for draw down upon the achievement of a specified milestone.

The loan bore interest at 8.77%. We were required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. Upon maturity, the remaining balance of the first tranche and a final payment equal to 6.50% of the original principal amount advanced of the applicable tranche were payable.

At the closing, we also agreed to pay a facility fee of 1.00% of the 2015 Term Loan Facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.

On June 4, 2018, we repaid in full the outstanding balance of the 2015 Term Loan Facility of $4.2 million plus a final fee of $0.7 million and a prepayment penalty of $0.1 million. In conjunction with this prepayment, we recorded a $0.4 million loss on early extinguishment of this debt. As of December 31, 2018, we had no further obligations under the 2015 Term Loan Facility and all warrants previously issued in connection with it had been exercised.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash used in operating activities	$(54,936)	$(19,632)	$(23,353)
Net cash (used in) provided by investing activities	(54,111)	(67,528)	27,128
Net cash provided by (used in) financing activities	134,988	99,719	(986)
Net increase in cash and cash equivalents	$25,941	$12,559	$2,789

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 increased by $35.3 million to $54.9 million as compared to $19.6 million in the prior year. The increase in cash used was primarily due to a $44.9 million increase in our net loss resulting from our expanding drug development activities, offset in part by the collection in 2018 of a $5.0 million milestone payment receivable from Kowa, and to a lesser extent other changes in working capital.

Net cash used in operating activities for the year ended December 31, 2017, decreased by $3.8 million to $19.6 million as compared to $23.4 million in the prior year. Net loss was consistent year over year. The decrease in cash used was primarily due to increases in non-cash expense items such as a $5.8 million increase in expense related to the change in fair value of our common stock warrant liability, and a $2.4 million increase in stock-based compensation expense. The overall decrease in cash used was partially offset by the recognition of a $5.0 million receivable from Kowa and other changes in working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $54.1 million for the year ended December 31, 2018 compared to $67.5 million for the prior year. The overall decrease in cash used in 2018 was due to a decrease in net purchases of marketable securities as proceeds from our investments increased faster than our purchases.

Net cash used in investing activities was $67.5 million for the year ended December 31, 2017 compared to net cash provided of $27.1 million for the prior year. The overall increase in cash used in 2017 was due to an increase in net purchases of marketable securities, as we invested a portion of the proceeds from our 2017 equity financings.

Cash Flows from Financing Activities

Net cash provided by financing activities was $135.0 million for the year ended December 31, 2018 compared to $99.7 million in the prior year. The increase was primarily due to net proceeds of $135.5 million received from the February 2018 public equity offering compared to net proceeds of $100.4 million in prior year equity offerings.

Net cash provided by financing activities was $99.7 million for the year ended December 31, 2017 compared to net cash used of $1.0 million in the prior year. The increase was due to net proceeds of $100.4 million received from equity offerings in 2017, with no comparable activity in the prior year.

Capital Requirements

We have incurred operating losses since inception and had an accumulated deficit of $523.1 million at December 31, 2018. As of December 31, 2018, we had cash, cash equivalents and marketable securities of approximately $178.7 million, which we believe is sufficient to fund our current operating plan into 2021.

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

Off Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act) that create potential material risks for us and that are not recognized on our consolidated balance sheets.

Contractual Obligations

The following table summarizes our long-term contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	Years 2-3	Years 4-5	More than 5 years
Operating lease obligations	$3,365	$628	$1,313	$1,394	$30
Total contractual obligations	$3,365	$628	$1,313	$1,394	$30

In addition, we rely on contract research organizations and other research support providers to perform clinical and preclinical studies for us and we contract with firms to supply our drug compounds for use in our development activities. As of December 31,

2018, under the terms of our agreements with these organizations, we are obligated to make future payments as services are provided of approximately $51.0 million. These agreements are terminable by us upon written notice. Generally, we are only liable for actual effort expended or cost incurred by the organizations at any point in time during the contract period through the notice period.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $178.7 million and $97.2 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017 we held our cash, cash equivalents, and investments in marketable securities in deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates. Therefore, a portion of our investments in marketable securities may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2018 or 2017. We actively monitor changes in interest rates. We do not hold investments for trading purposes.

Foreign Exchange

We conduct our operations primarily in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations are denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. We record transactions denominated in foreign currencies at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the years ended December 31, 2018, 2017 and 2016, are included in other expense in the consolidated statements of operations and comprehensive loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data

The disclosure required in this Item is included in Item 15, which information is incorporated by reference here.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our chief executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Limitations on the Effectiveness of Controls

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2018. Their report on the audit of internal control over financial reporting appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CymaBay Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited CymaBay Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CymaBay Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California

February 28, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors

Reference is made to the information regarding executive officers appearing under the heading “Business — Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference. Reference is made to the information regarding our directors and nominees for director appearing under the heading “Proposal 1 — Election of Directors” to be included in our proxy statement for our 2019 annual meeting of stockholders, or 2019 Proxy Statement, which information is hereby incorporated by reference.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors to be included under the headings “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors — Audit Committee” in our 2019 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors — Nominating and Corporate Governance Committee” in our 2019 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2019 Proxy Statement, which information is hereby incorporated by reference. A copy of our code of business conduct and ethics can be found on our website, http://ir.cymabay.com/governance-docs. The contents of our website are not a part of this Annual Report on Form 10-K.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation

Reference is made to the information to be included under the heading “Executive Compensation” in our 2019 Proxy Statement, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

Information concerning our equity compensation plans will be set forth in our 2019 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans — Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2019 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2019 Proxy Statement under the caption “Principal Accountant Fees and Services” in the proposal under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

10.3*

Form of 2003 Equity Incentive Plan Early Exercise Stock Option Agreement. (Filed with the SEC as Exhibit 10.3 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.4*	Amended 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 7, 2018, SEC File No. 001-36500.)

10.5*

Form of Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.26 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.6*	Form of Incentive Award Grant Notice under the 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.22 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.7	Form of CymaBay Indemnity Agreement. (Filed with the SEC as Exhibit 10.7 to our Form 10-K, filed with the SEC on March 15, 2018, SEC File No 001-36500.)

10.8#

PPAR-δ License Agreement, dated June 20, 2006, by and between Metabolex, Inc. and Janssen Pharmaceutical NV. (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on January 12, 2018, SEC File No. 001-36500.)

Exhibit No.	Description of Document
10.9

Lease, dated November 8, 2013, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, L.P. (Filed with the SEC as Exhibit 10.27 to our Form 10-Q, filed with the SEC on November 25, 2013, SEC File No. 000-55021.)

10.10

First Amendment to Lease, dated April 16, 2018, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, LP. (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on May 8, 2018, SEC File No. 001-36500.)

10.11*

Offer Letter, dated December 6, 2013, between CymaBay Therapeutics, Inc. and Sujal Shah. (Filed with the SEC as Exhibit 10.24 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.12*

Offer Letter, dated November 21, 2013, between CymaBay Therapeutics, Inc. and Charles A. McWherter. (Filed with the SEC as Exhibit 10.26 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.13*

Offer Letter, dated February 28, 2014, between CymaBay Therapeutics, Inc. and Pol Boudes. (Filed with the SEC as Exhibit 10.27 to our Form S-1, filed with the SEC on April 8, 2014, SEC File No. 333-195127.)

10.14*

Offer Letter, dated August 2, 2017, between CymaBay Therapeutics, Inc. and Daniel Menold. (Filed with the SEC as Exhibit 10.4 to our Form 10-Q, filed with the SEC on August 10, 2017, SEC File No. 001-36500.)

10.15*

Offer Letter, dated September 4, 2018, between CymaBay Therapeutics, Inc. and Paul Quinlan. (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on November 6, 2018, SEC File No. 001-36500.)

10.16*	Offer Letter, dated September 4, 2018, between CymaBay Therapeutics, Inc. and Klara Dickinson.

10.17*	Non-Employee Director Compensation Program.

10.18*	Compensation Arrangements with certain Executive Officers. (Filed with the SEC under Item 5.02 of our Form 8-K, filed with the SEC on May 3, 2017, SEC File No 001-36500.)

10.19*	Compensation Arrangements with certain Executive Officers. (Filed with the SEC under Item 5.02 of our Form 8-K, filed with the SEC on November 1, 2017, SEC File No 001-36500.)

10.20*	Compensation Arrangements with certain Executive Officers. (Filed with the SEC under Item 5.02 of our Form 8-K, filed with the SEC on February 4, 2019, SEC File No 001-36500.)

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of Vice President, Finance (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CymaBay Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CymaBay Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CymaBay Therapeutics, Inc. (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

Redwood City, California

February 28, 2019

CymaBay Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$48,995	$23,054
Marketable securities	129,669	74,156
Receivable from collaboration	-	5,000
Prepaid expenses	2,594	1,208
Other current assets	304	126
Total current assets	181,562	103,544

Property and equipment, net	2,905	69
Other assets	2,280	634
Total assets	$186,747	$104,247

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,973	$1,311
Accrued clinical expenses	8,588	2,929
Other accrued liabilities	3,854	2,828
Warrant liability	-	6,091
Facility loan	-	3,108
Accrued interest payable	-	43
Total current liabilities	14,415	16,310

Deferred rent, less current portion	1,914	-
Facility loan, less current portion	-	2,990
Total liabilities	16,329	19,300

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 59,456,493 and 44,408,796 shares issued and outstanding as of December 31, 2018 and 2017, respectively	6	4
Additional paid-in capital	693,534	535,503
Accumulated other comprehensive loss	(58)	(44)
Accumulated deficit	(523,064)	(450,516)
Total stockholders’ equity	170,418	84,947
Total liabilities and stockholders’ equity	$186,747	$104,247

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

	Year Ended
	December 31,
	2018	2017	2016
Collaboration revenue	$-	$10,000	$-
Operating expenses:
Research and development	58,124	18,938	15,941
General and administrative	14,381	12,387	9,645
Total operating expenses	72,505	31,325	25,586
Loss from operations	(72,505)	(21,325)	(25,586)
Other income (expense):
Interest income	3,988	621	176
Interest expense	(336)	(1,080)	(1,337)
Loss on extinguishment of debt	(407)	-	-
Other (expense) income, net	(3,288)	(5,773)	76
Total other income (expense)	(43)	(6,232)	(1,085)
Net loss	$(72,548)	$(27,557)	$(26,671)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(14)	(43)	20
Other comprehensive (loss) income	(14)	(43)	20
Comprehensive loss	$(72,562)	$(27,600)	$(26,651)

Basic net loss per common share	$(1.25)	$(0.79)	$(1.14)
Diluted net loss per common share	$(1.26)	$(0.79)	$(1.14)
Weighted average common shares outstanding used to calculate basic net loss per common share	57,808,254	34,903,960	23,447,003
Weighted average common shares outstanding used to calculate diluted net loss per common share	57,838,299	34,903,960	23,447,003

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share and per share information)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2015	23,447,003	$2	$424,422	$(21)	$(396,288)	$28,115
Stock-based compensation expense			2,473			2,473
Net loss	-	-	-	-	(26,671)	(26,671)
Net unrealized gain on marketable securities	-	-	-	20	-	20
Balances as of December 31, 2016	23,447,003	2	426,895	(1)	(422,959)	3,937
Issuance of common stock upon exercise of warrants	99,207	-	1,058	-	-	1,058
Issuance of common stock upon exercise of stock options and incentive awards	607,138	-	2,196	-	-	2,196
Stock-based compensation expense	-	-	4,920	-	-	4,920
Issuance of common stock, net of $7,047 issuance costs	20,255,448	2	100,434	-	-	100,436
Net loss	-	-	-	-	(27,557)	(27,557)
Net unrealized loss on marketable securities	-	-	-	(43)	-	(43)
Balances as of December 31, 2017	44,408,796	4	535,503	(44)	(450,516)	84,947
Issuance of common stock upon exercise of warrants	956,845	-	11,929	-	-	11,929
Issuance of common stock upon exercise of stock options	750,852	-	3,571	-	-	3,571
Stock-based compensation expense	-	-	7,013	-	-	7,013
Issuance of common stock, net of $8,553 issuance costs	13,340,000	2	135,518	-	-	135,520
Net loss	-	-	-	-	(72,548)	(72,548)
Net unrealized loss on marketable securities	-	-	-	(14)	-	(14)
Balances as of December 31, 2018	59,456,493	$6	$693,534	$(58)	$(523,064)	$170,418

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(72,548)	$(27,557)	$(26,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	35	29
Stock-based compensation expense	7,013	4,920	2,473
Net accretion and amortization of investments in marketable securities	(1,945)	(199)	125
Non-cash interest associated with debt discount accretion	148	437	476
Loss on extinguishment of debt	407	-	-
Change in fair value of warrant liability	3,710	5,773	(75)
Gain on extinguishment of warrant liability	(422)	-	-
Accretion of tenant improvement allowance	(263)	-	-
Changes in assets and liabilities:
Receivable from collaboration	5,000	(5,000)	-
Other current assets	(178)	(98)	165
Prepaid expenses	(1,386)	161	(761)
Other assets	(1,646)	120	(13)
Accounts payable	662	412	(109)
Accrued liabilities	6,450	1,387	1,015
Accrued interest payable	(43)	(23)	(7)
Net cash used in operating activities	(54,936)	(19,632)	(23,353)

Investing activities
Purchases of property and equipment	(529)	(27)	(42)
Purchases of marketable securities	(276,382)	(98,385)	(22,906)
Proceeds from maturities of marketable securities	222,800	30,884	50,076
Net cash (used in) provided by investing activities	(54,111)	(67,528)	27,128

Financing activities
Proceeds from issuance of common stock, net of issuance costs	135,520	100,436	-
Proceeds from issuance of common stock pursuant to equity award plans	3,571	2,189	-
Proceeds from issuance of common stock upon exercise of warrants	2,550	231	-
Repayment of facility loan principal	(6,527)	(3,137)	(986)
Payment of fees to extinguish facility loan	(126)	-	-
Net cash provided by (used in) financing activities	134,988	99,719	(986)

Net increase in cash and cash equivalents	25,941	12,559	2,789
Cash and cash equivalents at beginning of period	23,054	10,495	7,706
Cash and cash equivalents at end of period	$48,995	$23,054	$10,495

Supplemental disclosure
Cash paid for interest	$231	$666	$866

Supplemental non-cash investing and financing activities
Issuance of common stock upon warrant exercises	$9,379	$827	$-
Lessor funded lease incentives included in property and equipment	2,256	-	-
Accrued property and equipment	156	-	-
Net change in accrued financing costs	-	(144)	144

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the Company or CymaBay) is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s key clinical development candidate is seladelpar (MBX-8025). Seladelpar is currently being developed for the treatment of the liver diseases primary biliary cholangitis (PBC) and nonalcoholic steatohepatitis (NASH). The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the year ended December 31, 2018, the Company incurred a net loss of $72.5 million and used $54.9 million of cash in operations. At December 31, 2018, the Company had an accumulated deficit of $523.1 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of December 31, 2018, the Company had cash, cash equivalents and marketable securities totaling $178.7 million which the Company believes is sufficient to fund the Company’s current operating plan into 2021. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the ongoing Phase 2b clinical trial activities in NASH, and most significantly, the timing and conduct of additional PBC development activities, including an ongoing Phase 2 clinical trial, a Phase 3 clinical trial, and other new drug application (NDA)-enabling studies. The Company has obtained and expects to obtain additional funding to develop its products and fund future operating losses, as appropriate, through equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of its product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements are comprised of CymaBay and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

These consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires management to make informed estimates and assumptions that impact the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. “Accrued clinical trial expenses” and “Other accrued liabilities”, which previously were reported as “Accrued liabilities” on the consolidated balance sheet, are now reported as separate line items.

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

Fair Value of Financial Instruments

The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued interest payable, accrued expenses, the facility loan, and warrant liabilities. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and accrued interest payable approximate the related fair values due to the short maturities of these instruments. Based on prevailing borrowing rates available to the Company for loans with similar terms, the Company believes the fair value of the facility loan at December 31, 2017, considering level 2 inputs, approximated its carrying value.

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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	39,481	-	-	39,481
U.S. and foreign commercial paper	-	6,469	-	6,469
Total cash equivalents	39,481	6,469	-	45,950
Short-term investments:
U.S. and foreign commercial paper	-	51,627	-	51,627
U.S. and foreign corporate debt securities	-	34,634	-	34,634
Asset-backed securities	-	25,472	-	25,472
U.S. treasury securities	-	17,936	-	17,936
Total short-term investments	-	129,669	-	129,669
Total assets measured at fair value	$39,481	$136,138	$—	$175,619

	As of December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	12,822	-	-	12,822
U.S. commercial paper	-	6,035	-	6,035
Total cash equivalents	12,822	6,035	-	18,857
Short-term investments:
U.S. and foreign commercial paper	-	35,886	-	35,886
U.S. and foreign corporate debt securities	-	19,760	-	19,760
Asset-backed securities	-	11,060	-	11,060
U.S. treasury securities	-	7,450	-	7,450
Total short-term investments	-	74,156	-	74,156
Total assets measured at fair value	12,822	80,191	-	93,013
Warrant liability	-	-	6,091	6,091
Total liabilities measured at fair value	-	-	6,091	6,091

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

Historically, the Company held a Level 3 liability associated with common stock warrants that were issued in connection with the Company’s financings completed in September and October 2013, January 2014, and August 2015. The warrants were accounted for as liabilities until either they were exercised or expired in September 2018.

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

The following tables set forth a summary of the changes in the fair value of the Company’s liabilities measured using Level 3 inputs (in thousands):

	Year Ended
	December 31,
	2018	2017
Balance, beginning of period	$6,091	$1,145
Change in fair value	3,710	5,773
Settlement of financial instruments	(9,379)	(827)
Extinguishment of financial instruments	(422)	—
Balance, end of period	$-	$6,091

See Note 3 for further discussion regarding the carrying value of the Company’s financial instruments.

Cash, Cash Equivalents, and Marketable Securities

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, demand money market accounts and commercial paper.

The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. These securities consist primarily of corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities and are classified as “available-for-sale.” The Company considers marketable securities as short-term investments if the maturity date is less than or equal to one year from the balance sheet date. The Company considers marketable securities as long-term investments if the maturity date is in excess of one year of the balance sheet date.

Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method. Realized gains and losses and declines in value judged to be other-than- temporary are included in interest income or expense in the consolidated statements of operations and comprehensive loss. Unrealized holding gains and losses are reported in accumulated other comprehensive loss in the consolidated balance sheets. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value.

Concentration of Credit Risk

Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the balance sheet. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments to the extent recorded on the consolidated balance sheets.

Certain materials and key components that the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in a NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method, and the cost is amortized over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the useful lives or the non-cancelable term of the related lease. Maintenance and repair costs are charged as expense in the consolidated statements of operations and comprehensive loss as incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized if the estimated undiscounted future cash flow expected to result from the use and eventual disposition of an asset is less than the carrying amount. While the Company’s current and historical operating losses and cash flows are indicators of impairment, the Company believes the future cash flows to be received support the carrying value of its long-lived assets. Accordingly, the Company has not recognized any impairment losses for the years ended December 31, 2018, 2017 or 2016.

Leases

The Company leases office space under a non-cancelable operating lease agreement and recognizes related rent expense on a straight-line basis over the term of the lease. Incentives granted under the Company’s office lease, including allowances for leasehold improvements and rent holidays, are recognized as reductions to rental expense on a straight-line basis over the term of the lease. The Company does not assume renewals in its determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease and begins recognizing rent expense on the date that it obtains the legal right to use and control the leased space. Deferred rent consists of the difference between cash payments and the rent expense recognized.

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

Common Stock Warrant Liabilities

Historically, the Company’s outstanding common stock warrants issued in connection with certain equity and debt financings that occurred in 2013 through 2015 were classified as liabilities in the accompanying consolidated balance sheets because of certain contractual terms that preclude equity classification. All outstanding warrants related to these financings had been exercised or had expired by September 30, 2018. Upon expiration, the remaining fair value of the liability was extinguished and credited to other (expense) income, net in the Company’s consolidated statement of operations. Prior to expiration, the Company estimated the fair value of common stock warrants at each reporting period until the exercise of the warrants, at which time the liability was revalued and reclassified to stockholders’ equity. The determination of fair value of these common stock warrants required management to make certain assumptions regarding subjective input variables such as timing, probability and valuation impact of certain potential strategic events, expected term, dividends, expected volatility and risk-free interest rates.

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

In December 2017, Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) to address the accounting implications of recently enacted U.S. federal tax reform. SAB 118 allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date to address ongoing guidance and tax interpretations that are expected over the next 12 months. The Company has concluded the assessment and no material impacts were noted on its deferred tax assets.

The Company records interest related to income tax reserves, if any, as interest expense, and any penalties would be recorded as other expense in the consolidated statements of operations and comprehensive loss. There was no interest or penalties related to income tax reserves during the years ended December 31, 2018, 2017 and 2016.

Comprehensive Loss

Comprehensive loss includes net loss and net unrealized gains and losses on marketable securities, which are presented in a single continuous statement. Other comprehensive (loss) gain is also disclosed in the consolidated balance sheets and statements of stockholders’ equity in accumulated other comprehensive loss, and is stated net of related tax effects, if any.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended
	December 31,
	2018	2017	2016
Numerator:
Net loss allocated to common stock—basic	$(72,548)	$(27,557)	$(26,671)
Adjustment for revaluation and extinguishment of common stock warrants	(422)	-	-
Net loss allocated to common stock—diluted	$(72,970)	$(27,557)	$(26,671)
Denominator:
Weighted average number of common stock shares outstanding - basic	57,808,254	34,903,960	23,447,003
Dilutive securities:
Common stock warrants	30,045	-	-
Weighted average number of common stock shares outstanding - diluted	57,838,299	34,903,960	23,447,003
Net loss per share—basic	$(1.25)	$(0.79)	$(1.14)
Net loss per share—diluted	$(1.26)	$(0.79)	$(1.14)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Common stock warrants	-	1,461	1,667
Common stock options	5,593	4,356	2,721
Incentive awards	130	130	239
Total	5,723	5,947	4,627

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2014-09

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification Topic 606) (ASC 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company also elected to use the practical expedient that allows an entity to expense the incremental cost of obtaining a contract as an expense when incurred if the amortization period of the asset that an entity otherwise would have recognized is less than one year. Results for the year ended December 31, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under previous revenue recognition guidance. As of the adoption date, the Company had only one contract with a customer, Kowa Pharmaceuticals America, Inc. (Kowa), that had not been completed. Based on the Company’s review, the Company concluded there was no significant change in applying ASC 606 to the contract with Kowa and no amounts have been recognized within “accumulated deficit” in the consolidated balance sheet related to the adoption of the new standard.

Accounting Standards Update 2017-09

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting (ASU 2017- 09). The amendments included in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017-09 became effective for the Company on January 1, 2018 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2016-15

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230: Classification of Certain Cash Receipts and Cash Payments) (ASU 2016-15). This guidance addresses specific cash flow issues with the objective of reducing the diversity in practice for the treatment of these issues. The areas identified include: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and application of the predominance principle with respect to separately identifiable cash flows. The Company adopted ASU 2016-15 effective January 1, 2018. The adoption of this accounting standards update did not have a material impact on the Company’s consolidated financial statements.

SEC Securities Act Release No. 33-10532

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments will become effective on November 5, 2018 and will impact the Company’s consolidated financial statements through, among other things, the addition of a requirement for a statement of stockholders’ equity for interim periods. The amendments are effective for all filings made on or after November 5, 2018, however a recent SEC staff interpretation allowed companies to file the first interim statement of stockholders’ equity in the quarter that begins after the effective date of the amendment. As a result, the Company will present its first interim statement of stockholders’ equity in its Form 10-Q for the quarter ending March 31, 2019. Additionally, the guidance also simplified certain non-material disclosures in its 10-K.

Recently Issued Accounting Pronouncements

Accounting Standards Update 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for public companies for fiscal years beginning after December 15, 2019. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Accounting Standards Update 2018-13

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Accounting Standards Update 2018-08

In June 2018, the FASB issued ASU No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made, which is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018-08 should assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions. This ASU is effective for public companies serving as resource providers for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company will adopt this standard on January 1, 2019 and does not expect it will have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2018-07

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to simplify the accounting for share-based payments to non-employees by aligning it with the accounting guidance for share-based payments for employees. The ASU expands the scope of Topic 718, Compensation – Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The Company will adopt this standard on January 1, 2019 and does not expect it will have a material impact on the Company’s consolidated financial statements.

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

The Company will adopt this standard on January 1, 2019 using the modified retrospective approach with a cumulative effect adjustment to accumulated deficit at the beginning of the period of adoption. The Company will also adopt certain practical expedients provided by ASU 2018-11. The standard will have a material impact due to the recognition of right of use (ROU) assets and lease liabilities on the Company’s consolidated balance sheets, but it is not expected to have a material impact on the Company’s consolidated income statements. Adoption of the standard will result in the recognition of additional ROU assets and lease liabilities of $0.2 million and $2.5 million, respectively, and the derecognition of the deferred rent balance of $2.3 million as of January 1, 2019.

3. Marketable Securities

Marketable available-for-sale securities as of December 31, 2018 and 2017 consist of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2018:
U.S. and foreign commercial paper	$51,627	$-	$-	$51,627
U.S. and foreign corporate debt securities	34,668	-	(34)	34,634
Asset-backed securities	25,494	-	(22)	25,472
U.S. treasury securities	17,938	-	(2)	17,936
	$129,727	$-	$(58)	$129,669

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2017:
U.S. and foreign commercial paper	$35,886	$-	$-	$35,886
U.S. and foreign corporate debt securities	19,785	-	(25)	19,760
Asset-backed securities	11,070	-	(10)	11,060
U.S. treasury securities	7,459	-	(9)	7,450
	$74,200	$-	$(44)	$74,156

The Company’s commercial paper and corporate debt securities consist of U.S. and foreign securities, from issuers in various sectors including finance and industry. The Company’s asset-backed securities consist of credit card receivables with investment-grade ratings.

As of December 31, 2018 and 2017, the remaining contractual maturities of the Company’s commercial paper, corporate debt securities, asset-backed securities, and U.S. treasury securities were less than 1 year. There were no realized gains and losses for the years ended December 31, 2018, 2017 and 2016. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2018 and 2017.

See Note 2 for further information regarding the fair value of the Company’s financial statements.

4. Certain Balance Sheet Items

Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Leasehold improvements	$2,417	$65
Office and computer equipment	214	177
Purchased software	44	83
Furniture and fixtures	360	65
Total	3,035	390
Less accumulated depreciation and amortization	(130)	(321)
Property and equipment, net	$2,905	$69

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Accrued compensation	$2,759	$2,416
Accrued professional fees and other	670	399
Deferred rent	425	13
Total other accrued liabilities	$3,854	$2,828

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

The Company concluded that Kowa is a customer, and the contract is not subject to accounting literature on collaborative arrangements. This is because the Company granted to Kowa a license to its intellectual property and provided drug product and research and pre-clinical development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company identified the following three material promises under the license agreement: 1) the transfer of a license to intellectual property, inclusive of the related technology know-how conveyance and contract manufacturing rights and privileges (“license and know-how”); 2) the performance of specific ongoing research and non-clinical development services; and 3) the delivery of existing on hand arhalofenate clinical product. The Company’s participation on the JAC is not a performance obligation as the Company’s participation in the JAC is not required and is primarily for the Company’s benefit to obtain updates on the progress of Kowa’s activities. The Company provided to Kowa standard indemnification and protection of licensed intellectual property, which is part of assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

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

Revenue recognized during the year ended December 31, 2017 was determined in accordance with the accounting rules applicable prior to the adoption of ASC 606 on January 1, 2018. There was no difference in the revenue recognized under ASC 606 or legacy GAAP for the year ended December 31, 2018.

There were no contract assets or deferred revenues (contract liabilities) recorded during the year ended December 31, 2018. Accounts receivable from the Kowa contract consisted of the following (in thousands):

	December 31,
	2018	2017
Accounts Receivable	$-	$5,000

On October 24, 2018, the Company received a notice of Kowa’s intent to terminate the license agreement for the development of arhalofenate. The termination will be effective on January 22, 2019. As a result of the termination, the rights licensed to Kowa through the agreement revert to the Company on the termination date and the Company is no longer eligible to receive additional milestone payments or royalties from Kowa. As of the time of the receipt of Kowa’s notice to terminate, all remaining variable consideration under the license agreement had been fully constrained and all performance obligations had been satisfied.

Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.

In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPARδ compounds (the PPARδ Products) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPARδ Products. Under the terms of the agreement, the Company has full control and responsibility over the research, development and registration of any PPARδ Products and is required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPARδ Products. Janssen NV has a right of first negotiation under the agreement to license PPARδ Products from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARδ Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARδ Products. No amounts were incurred or accrued for this agreement as of and for the years ended December 31, 2018, 2017 and 2016.

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

DiaTex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on commercial sales of products containing arhalofenate. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone. No development payments were made or due as of and for the years ended December 31, 2018, 2017 and 2016 and no royalties have been paid to date.

6. Facility Loans

On August 7, 2015, the Company entered into a Loan and Security Agreement (the 2015 Term Loan Facility) pursuant to which it refinanced its existing term loan facility for an aggregate amount of up to $15.0 million. The first $10.0 million tranche of this new loan facility was made available to the Company immediately upon the closing and was used in part to retire all $4.1 million of the Company’s existing debt outstanding under the prior term loan facility, and to settle accrued interest and closing costs with the lenders. The remaining $5.0 million, referred to as the second tranche, was made available to the Company until March 31, 2016, for draw down upon the achievement of a specified milestone but expired as the second draw milestone was not achieved.

The loan bore interest at 8.77%. The Company was required to make 12 monthly interest only payments after the funding date followed by a repayment schedule equal to 36 equal monthly payments of interest and principal. Upon maturity, the remaining balance of the first tranche and a final payment equal to 6.50% of the original principal amount advanced of the applicable tranche were payable.

At the closing, the Company also agreed to pay a facility fee of 1.00% of the 2015 Term Loan Facility commitment. In addition, the Company issued warrants exercisable for a total of 114,436 shares of its common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years. Upon issuance, the fair value of a warrant liability of $0.3 million was recorded in the accompanying consolidated balance sheet, to be revalued at each balance sheet date until the warrants were exercised or expire.

On June 4, 2018, the Company repaid in full the outstanding balance of the 2015 Term Loan Facility of $4.2 million plus a final fee of $0.7 million and a prepayment penalty of $0.1 million. In conjunction with this prepayment, the Company recorded a $0.4 million loss on early of extinguishment of this debt. As of December 31, 2018, the Company had no further obligations under the 2015 Term Loan Facility and all warrants previously issued in connection with it had been exercised.

The term loan facility, debt discounts and final payment balances as of December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Principal payments due under the loan facility	$-	$5,877
Less: unamortized debt discount	-	(296)
Plus: accreted value of final payment	-	517
Term loan facility, net	$-	$6,098

7. Commitments and Contingencies

Operating Lease Commitments

Rent expense was $0.3 million for each of the years ended December 31, 2018, 2017 and 2016.

From January 2014 to November 2018, the Company leased 8,894 square feet of office space in Newark, California pursuant to a lease which commenced January 16, 2014 and was set to expire on January 15, 2019.

On April 16, 2018, the Company entered into an amended lease to extend the term of its original lease by five years to January 15, 2024 and relocate and expand its office space within the same office park in Newark, California to approximately 17,698 square feet. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional five years by giving the landlord written notice of the election to exercise the option prior to the amended expiration date of January 15, 2024. The lease agreement also requires the lessor to fund and complete the construction of certain tenant improvements. These improvements were placed into service on December 1, 2018 and are classified as property and equipment, net on the consolidated balance sheet. The Company estimated the value of these tenant improvements at $2.3 million and also recorded them as a lease incentive within deferred rent on the Company’s consolidated balance sheet.

Future minimum rent payments under noncancelable operating lease commitments are as follows (in thousands):

Lease
Payments
Year ending December 31:
2019	$628
2020	647
2021	666
2022	687
2023	707
Thereafter	30
Total future minimum lease payments	$3,365

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

The Company has agreed to indemnify its officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2018 and 2017. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.

8. Stockholders’ Equity

The Company is authorized to issue 10,000,000 shares of preferred stock as of December 31, 2018 and 2017, respectively. The Company is authorized to issue 100,000,000 shares of common stock as of December 31, 2018 and 2017, respectively.

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

On July 24, 2017, pursuant to a shelf registration statement on Form S-3, the Company completed the issuance of 14,950,000 shares of its common stock at $6.50 per share, which the Company refers to as the July 2017 public offering. Net proceeds to the Company in connection with the July 2017 public offering were approximately $91.1 million after deducting underwriting discounts, commissions and other offering expenses.

On February 1, 2018, pursuant to a new $200 million shelf registration statement on Form S-3, the Company completed the issuance of 13,340,000 shares of its common stock at $10.80 per share, which the Company refers to as the February 2018 public offering. Net proceeds in connection with the February 2018 public offering were approximately $135.5 million after deducting underwriting discounts, commissions and other offering expenses.

On December 28, 2018, the Company filed a new $200 million shelf registration statement on Form S-3 that was declared effective in February 2019. The Company’s existing $200 million shelf registration statement was also terminated on the effective date.

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

The 2013 financing warrants contain anti-dilution provisions that are contingent on the occurrence of a major transaction which precludes them from being indexed to the Company’s common stock and also do not meet other criteria for equity classification. Such provisions could also result in the settlement of the 2013 financing warrants for more shares of common stock than the Company has authorized. Due to these provisions, the Company is required to account for the 2013 financing warrants and the lender warrants as liabilities at fair value. Accordingly, the Company recorded the warrants at fair value upon issuance and remeasured them at fair value at each balance sheet date until they were exercised or expired.

As of December 31, 2018 and 2017, the Company’s warrants were remeasured using Level 3 inputs involving a Black-Scholes option pricing model, the inputs for which include: the exercise price of the warrants; the market price of the underlying common shares; a risk-free interest rate based on the rates for U.S. treasury zero-coupon bonds with maturities similar to those of the remaining contractual term of the warrants; an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; an expected term based on the remaining contractual term of the warrants; and expected volatility based upon the Company’s historical volatility. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities is the expected volatility. Significant increases in volatility would result in a higher fair value measurement.

The resulting increases in warrant liability fair value of $3.7 million and $5.8 million for the years ended December 31, 2018 and 2017, respectively, were recorded as revaluation losses in other (expense) income, net in the Company’s consolidated statement of operations and comprehensive loss.

During the year ended December 31, 2018, 443,505 warrants were exercised for cash proceeds of $2.6 million and 938,300 warrants were cashless exercised for 513,340 shares of the Company’s common stock. During the year ended December 31, 2017, 40,250 warrants were exercised for cash proceeds of $0.2 million and 166,193 warrants were cashless exercised for 58,957 shares of the Company’s common stock.

On September 30, 2018, 79,150 of remaining unexercised warrants expired, resulting in the recognition of a $0.4 million gain on extinguishment of the related warrant liability. As of December 31, 2018, no warrants were outstanding.

Shares of Common Stock Authorized for Issuance

As of December 31, 2018 and 2017, the Company had reserved shares of authorized but unissued common stock as follows:

	December 31,
	2018	2017
Common stock warrants	-	1,460,955
Equity incentive plan	6,991,570	4,021,983
Total reserved shares of common stock	6,991,570	5,482,938

9. Stock Plan and Stock-Based Compensation

Stock Plan

In September 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan), under which shares of common stock are reserved for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards by the Company. These awards may be granted to employees, members of the Board of Directors, and consultants. The 2013 Plan has a term of ten years and replaced the 2003 Equity Incentive Plan, which had similar terms. The 2013 Plan permits the Company to (i) grant incentive stock options to directors and employees at not less than 100% of the fair value of common stock on the date of grant; (ii) grant nonqualified options to employees, directors, and consultants at not less than 85% of fair value; (iii) award stock bonuses; and (iv) grant rights to acquire restricted stock at not less than 85% of fair value. Options generally vest over a four year period and have a term of ten years. Options granted to 10% stockholders have a maximum term of five years and require an exercise price equal to at least 110% of the fair value on the date of grant. The exercise price of all options granted to date has been at least equal to the fair value of common stock on the date of grant. The share reserve under the 2013 Plan will automatically increase on January 1st of each year, for a period of not more than ten years, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year, unless the Board determines otherwise prior to December 31st of such calendar year.

Stock Plan Activity

As of December 31, 2018, there were 1,268,662 shares available for grant under the 2013 Plan. In accordance with the provisions of the 2013 Plan, the Board of Directors reduced the automatic increase in the share reserve to 2,378,259 shares, which were automatically available for issuance on January 1, 2019.

The following table summarizes activity in the Company’s stock option grants, including performance options:

	Shares Subject to Outstanding Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2017	4,356,441	$5.15
Options granted	2,167,272	11.84
Options exercised	(750,852)	4.76
Options forfeited	(179,729)	8.81
Outstanding as of December 31, 2018	5,593,132	$7.68	8.04	$11,096
Vested and expected to vest as of December 31, 2018	5,593,132	7.68	8.04	11,096
Exercisable as of December 31, 2018	2,627,819	$5.65	7.07	$7,799

The total intrinsic value of options exercised was $4.9 million and $2.5 million for the years ended December 31, 2018 and 2017, respectively. No options were exercised during the year ended December 31, 2016.

Vested and Unvested Awards

The total fair value of options vested including performance options, was $7.0 million, $3.9 million, and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, unamortized employee and non-employee stock-based compensation expense of $16.6 million is expected to be recognized over a weighted average period of 2.8 years.

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

   Upon achievement of the clinical development and capital raising milestones, related expense of $0.2 million was recognized in each of the years ended December 31, 2017 and 2016, respectively. The modification to extend the term of the PSOs did not have a material impact on the Company’s consolidated financial statements. There was no expense in 2018 associated with these awards.

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

Pursuant to their terms, the incentive awards have a term of 10 years and were initially scheduled to vest 100% on the second anniversary of their grant date. However, as a result of the approval by the Company’s stockholders of a 500,000 share increase to the 2013 Plan’s share reserve in June 2014, the incentive awards were automatically modified to vest monthly over four years effective from their grant date. The Company recognized the value of the incentive awards over the remaining four year vesting period which ended in the first quarter of 2018.

The Company recorded an insignificant amount of stock based compensation expense in the year ended December 31, 2018 and $0.3 million of stock based compensation expense in the years ended December 31, 2017 and 2016, respectively, pertaining to its incentive awards. Incentive awards outstanding totaled 129,776 as of December 31, 2018 and 2017, respectively.

Options Granted to Nonemployees

The Company has issued options to purchase shares of common stock to certain scientific advisors and consultants. The stock options have various exercise prices, a term of ten years, and vest over periods up to forty-eight months. The Company granted to these advisors and consultants options to purchase 10,000 and 15,000 shares of common stock, in 2018 and 2017, respectively. As of December 31, 2018, options to purchase 22,793 shares of common stock remained unvested, and under current guidance compensation related to these stock options is subject to remeasurement each reporting period as the shares vest. In 2013, the Company also issued an incentive award for 2,335 shares to a scientific advisor, which was fully vested as of December 31, 2018. The Company recorded $0.1 million of expense in the years ended December 31, 2018 and 2017, respectively, and an insignificant amount in the year ended December 31, 2016, related to these options and awards.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Year Ended
	December 31,
	2018	2017	2016
Research and development	$2,760	$1,301	$995
General and administrative	4,253	3,619	1,478
Total stock-based compensation expense	$7,013	$4,920	$2,473

Valuation Assumptions

The following table presents the weighted-average assumptions the Company used in the Black-Scholes option-pricing model to derive the grant date fair values of stock options and performance-based stock options granted in each of the years presented along with the resulting estimated weighted-average grant date fair values per share:

	Year Ended December 31,
	2018	2017	2016
Expected term
Options	6.2 yrs	6.0 yrs	6.1 yrs
Performance options	—	—	5.1 yrs
Expected volatility
Options	77%	84%	80%
Performance options	—	—	85%
Risk-free interest rate
Options	2.62%	2.15%	1.57%
Performance options	—	—	1.56%
Expected dividend yield
Options	—	—	—
Performance options	—	—	—
Weighted-average grant date fair value per share
Options	$8.14	$3.36	$0.89
Performance options	—	—	1.20

Expected Term

The Company does not believe it can currently place reliance on its historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term. Therefore, for stock option grants made during the years ended December 31, 2018, 2017 and 2016, the Company has opted to use the simplified method for estimating the expected term, which is an average of the contractual term of the options and its ordinary vesting period. The expected term represents the period of time that options are expected to be outstanding.

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

10. 401(k) Plan

The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. As is permitted under the plan, in 2018 the Company elected to match employee contributions up to $750 and accordingly matching contributions totaling an insignificant amount were made in the year ended December 31, 2018. No matching contributions were made in the years ended December 31, 2017 and 2016.

11. Income Taxes

No provision for U.S. income taxes exists due to tax losses incurred in all periods presented. All losses incurred were U.S. based. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31
	2018	2017
Deferred tax assets:
Federal and state net operating loss carryforwards	$85,571	$63,935
Capitalized research and development	10,466	9,455
Federal and state tax credit carryforwards	18,590	13,529
Stock based compensation	2,848	1,493
Other	1,499	438
Total deferred tax assets	118,974	88,850
Deferred tax liabilities:
Fixed assets	(622)	-
Total deferred tax liabilities	(622)	-
Valuation allowance	(118,352)	(88,850)
Net deferred tax assets	$-	$-

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

Pursuant to SAB 118, an entity may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. The scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes. As such, the Company recorded a $38.2 million reduction in deferred tax assets for the revaluation of deferred taxes in 2017 which was offset by a corresponding decrease to the Company’s full valuation allowance. The ultimate impact of the Act did not differ materially from provision amounts recorded. Adjustments, if any, would not have impacted the consolidated statement of operations and comprehensive loss due to the full valuation allowance on the Company’s deferred tax assets.

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $29.5 million during the year ended December 31, 2018 and decreased by $32.7 million during the year ended December 31, 2017, respectively.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	December 31
	2018	2017	2016
Income tax benefit at federal statutory tax rate	$(15,235)	$(9,369)	$(9,068)
Change in valuation allowance	29,501	(32,709)	9,775
Effect of change in enacted tax rates	-	38,194	-
State income taxes, net of federal benefit	(10,112)	5,094	(458)
Permanent items	563	4,027	196
Research credits	(4,717)	(5,237)	(445)
Income tax (benefit) expense	$-	$-	$-

Pursuant to Internal Revenue Code (IRC), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company completed an analysis under IRC Sections 382 and 383 through December 21, 2007 and determined that the Company’s net operating losses and research and development credits were subject to limitations due to changes in ownership through December 31, 2007. The net operating loss carryforwards reflected in the deferred tax assets at December 31, 2018 have been adjusted to reflect Section 382 limitations resulting from that change. The Company has been in a net operating loss position since 2008. The Company has not performed any additional analysis for IRC Sections 382 and 383 and there is a risk that additional changes in ownership could have occurred since December 31, 2007. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

As of December 31, 2018, the Company has federal net operating loss carryforwards of $332.7 million and state net operating loss carryforwards of $224.8 million to offset future taxable income, if any. In addition, the Company has federal research and development tax credit carryforwards of $8.5 million, federal research and development orphan drug tax credit carryforwards of $11.2 million, and state research and development tax credit carryforwards of $4.5 million. If not utilized, the federal net operating loss and tax credit carryforwards for years beginning before January 1, 2018 will expire beginning in 2024 through 2037 and the state net operating loss carryforwards will expire beginning in 2028 through 2038. Under the Act, federal net operating losses for tax years beginning after January 1, 2018 will be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain to what extent various states will conform to the Act with regard to net operating loss carry forwards. The state tax credit will carry forward indefinitely.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Total
Balances as of December 31, 2015	$2,127
Increases related to prior year tax positions	-
Increases related to 2016 tax positions	159
Balances as of December 31, 2016	$2,286
Increases related to prior year tax positions	-
Increases related to 2017 tax positions	1,009
Balances as of December 31, 2017	$3,295
Increases related to prior year tax positions	6
Increases related to 2018 tax positions	1,283
Balances as of December 31, 2018	$4,584

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

The Company files income tax returns in the U.S. federal and California jurisdictions and is not currently under examination by federal, state, or local taxing authorities for any open tax years. Due to net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the U.S. and states in which the Company files tax returns.

12. Selected Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial data for the years ended December 31, 2018 and 2017 (in thousands, except per share data). This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein:

	Quarter Ended
	March 31	June 30	September 30	December 31
2018
Collaboration revenue	$-	$-	$-	$-
Total operating expenses	12,850	17,971	21,129	20,555
Net loss	(17,005)	(17,531)	(18,563)	(19,449)
Basic net loss per common share	(0.32)	(0.30)	(0.31)	(0.32)
Diluted net loss per common share	$(0.32)	$(0.30)	$(0.34)	$(0.32)

	Quarter Ended
	March 31	June 30	September 30	December 31
2017
Collaboration revenue	$4,793	$-	$-	$5,207
Total operating expenses	7,742	7,626	6,394	9,563
Net loss	(5,351)	(8,929)	(8,234)	(5,043)
Basic net loss per common share	(0.20)	(0.31)	(0.21)	(0.11)
Diluted net loss per common share	$(0.20)	$(0.31)	$(0.21)	$(0.11)

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CymaBay Therapeutics, Inc.
Registrant

February 28, 2019	/s/ Sujal Shah
Date	Sujal Shah President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Sujal Shah Sujal Shah	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019

/s/ Daniel Menold Daniel Menold	Vice President, Finance (Principal Financial Officer)	February 28, 2019

/s/ Robert J. Wills Robert J. Wills, Ph.D.	Director	February 28, 2019

/s/ Carl Goldfischer Carl Goldfischer, M.D.	Director	February 28, 2019

/s/ Robert Booth Robert Booth, Ph.D.	Director	February 28, 2019

/s/ Kurt von Emster Kurt von Emster, CFA	Director	February 28, 2019

/s/ Caroline Loewy Caroline Loewy	Director	February 28, 2019

/s/ Evan A. Stein Evan A. Stein, M.D., Ph D.	Director	February 28, 2019

/s/ Paul F. Truex Paul F. Truex	Director	February 28, 2019

/s/ Robert J. Weiland Robert J. Weiland	Director	February 28, 2019