Form 10-Q
period 2019-03-31
CymaBay Therapeutics, Inc.
filed 2019-05-08
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36500

CymaBay Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3103561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7575 Gateway Blvd, Suite 110 Newark, CA	94560
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	CBAY	Nasdaq Global Select Market

As of April 30, 2019, there were 68,696,043 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$125,574	$48,995
Marketable securities	139,182	129,669
Accrued interest receivable	481	304
Prepaid expenses	4,827	2,594
Total current assets	270,064	181,562

Property and equipment, net	2,794	2,905
Operating lease right-of-use asset	177	-
Other assets	1,122	2,280
Total assets	$274,157	$186,747
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,410	$1,973
Accrued clinical trial expenses	9,281	8,588
Other accrued liabilities	2,782	3,854
Total current liabilities	14,473	14,415
Long-term portion of operating lease liability	2,053	-
Other liabilities	-	1,914
Total liabilities	16,526	16,329
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 68,694,043 and 59,456,493 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	7	6
Additional paid-in capital	803,718	693,534
Accumulated other comprehensive income (loss)	45	(58)
Accumulated deficit	(546,139)	(523,064)
Total stockholders’ equity	257,631	170,418
Total liabilities and stockholders’ equity	$274,157	$186,747

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses:
Research and development	18,588	9,477
General and administrative	5,663	3,373
Total operating expenses	24,251	12,850
Loss from operations	(24,251)	(12,850)
Other income (expense):
Interest income	1,176	708
Interest expense	-	(208)
Other expense, net	-	(4,655)
Total other income (expense)	1,176	(4,155)
Net loss	$(23,075)	$(17,005)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	103	(88)
Total other comprehensive income (loss)	103	(88)
Comprehensive loss	$(22,972)	$(17,093)
Basic net loss per common share	$(0.37)	$(0.32)
Diluted net loss per common share	$(0.37)	$(0.32)

Weighted average common shares outstanding used to calculate basic net loss per common share	61,890,632	53,752,753
Weighted average common shares outstanding used to calculate diluted net loss per common share	61,890,632	53,752,753

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(23,075)	$(17,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	12
Stock-based compensation expense	2,342	1,796
Net accretion and amortization of investments in marketable securities	(544)	(278)
Non-cash interest associated with debt discount accretion	-	92
Change in fair value of warrant liability	-	4,654
Changes in assets and liabilities:
Receivable from collaboration	-	5,000
Interest receivable and other current assets	(177)	(147)
Prepaid expenses	(2,233)	(159)
Other assets	1,158	(346)
Accounts payable	437	727
Accrued liabilities	(440)	(781)
Accrued interest payable	-	(6)
Net cash used in operating activities	(22,394)	(6,441)
Investing activities
Purchases of property and equipment	(178)	(46)
Purchases of marketable securities	(90,897)	(124,943)
Proceeds from maturities of marketable securities	78,051	35,334
Proceeds from sale of marketable securities	3,980	-
Net cash used in investing activities	(9,044)	(89,655)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	107,920	135,520
Proceeds from issuance of common stock pursuant to equity award plans	97	3,276
Proceeds from issuance of common stock upon exercise of warrants	-	656
Repayment of facility loan principal	-	(829)
Net cash provided by financing activities	108,017	138,623
Net increase in cash and cash equivalents	76,579	42,527
Cash and cash equivalents at beginning of period	48,995	23,054
Cash and cash equivalents at end of period	$125,574	$65,581
Supplemental disclosure
Cash paid for interest	$-	$123
Supplemental non-cash investing and financing activities
Accrued financing costs	$174	$-
Issuance of common stock upon warrant exercises	$-	$3,097

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

	Three Months Ended March 31, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	59,456,493	$6	$693,534	$(58)	$(523,064)	$170,418
Issuance of common stock upon exercise of stock options and incentive awards	37,550	-	97	-	-	97
Stock-based compensation expense	-	-	2,342	-	-	2,342
Issuance of common stock, net of $7,254 issuance costs	9,200,000	1	107,745	-	-	107,746
Net loss	-	-	-	-	(23,075)	(23,075)
Net unrealized gain on marketable securities	-	-	-	103		103
Balances as of March 31, 2019	68,694,043	$7	$803,718	$45	$(546,139)	$257,631

	Three Months Ended March 31, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2017	44,408,796	$4	$535,503	$(44)	$(450,516)	$84,947
Issuance of common stock upon exercise of warrants	297,144	-	3,753	-	-	3,753
Issuance of common stock upon exercise of stock options and incentive awards	667,656	-	3,276	-	-	3,276
Stock-based compensation expense	-	-	1,796	-	-	1,796
Issuance of common stock, net of $8,553 issuance costs	13,340,000	2	135,518	-	-	135,520
Net loss	-	-	-	-	(17,005)	(17,005)
Net unrealized loss on marketable securities	-	-	-	(88)	-	(88)
Balances as of March 31, 2018	58,713,596	$6	$679,846	$(132)	$(467,521)	$212,199

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three months ended March 31, 2019, the Company incurred a net loss of $23.1 million and used $22.4 million of cash in operations. At March 31, 2019, the Company had an accumulated deficit of $546.1 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for partnered product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of March 31, 2019, the Company had cash, cash equivalents and marketable securities totaling $264.8 million which the Company believes is sufficient to fund the Company’s current operating plan into 2021. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, the ongoing Phase 2b clinical trial activities in NASH, and most significantly, the timing and conduct of additional PBC development activities, including an ongoing Phase 2 clinical trial, a Phase 3 clinical trial, and other new drug application (NDA)-enabling studies. The Company has obtained and expects to obtain additional funding to develop its products and fund future operating losses, as appropriate, through equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of its product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.

In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2018, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2019. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the entire year ending December 31, 2019 or future operating periods.

Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates and assumptions. The Company believes significant judgment can be involved in estimating stock-based compensation, accrued clinical expenses, and the fair value of the Company’s common stock warrants. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each reporting period and updated to reflect current information and any changes in estimates will be reflected in the period first identified.

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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$113,114	$-	$-	$113,114
U.S. commercial paper	-	3,481	-	3,481
Total cash equivalents	113,114	3,481	-	116,595
Marketable securities:
U.S. and foreign commercial paper	-	52,158	-	52,158
U.S. and foreign corporate debt securities	-	38,318	-	38,318
Asset-backed securities	-	25,400	-	25,400
U.S. treasury securities	-	23,306	-	23,306
Total short-term investments	-	139,182	-	139,182
Total assets measured at fair value	$113,114	$142,663	$-	$255,777

	As of December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$39,481	$-	$-	$39,481
U.S. and foreign commercial paper	-	6,469	-	6,469
Total cash equivalents	39,481	6,469	-	45,950
Marketable securities:
U.S. and foreign commercial paper	-	51,627	-	51,627
U.S. and foreign corporate debt securities	-	34,634	-	34,634
Asset-backed securities	-	25,472	-	25,472
U.S. treasury securities	-	17,936	-	17,936
Total short-term investments	-	129,669	-	129,669
Total assets measured at fair value	$39,481	$136,138	$-	$175,619

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

The following table sets forth a summary of the changes in the fair value of the Company’s liabilities measured using Level 3 inputs (in thousands):

	For the Three
	Months Ended March 31,
	2019	2018
Balance, beginning of period	$-	$6,091
Change in fair value	-	4,654
Settlement of financial instruments	-	(3,097)
Balance, end of period	$-	$7,648

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, demand money market accounts, and commercial paper.

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

Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income or expense in the condensed consolidated statements of operations and comprehensive loss. Unrealized holding gains and losses are reported in accumulated other comprehensive loss in the condensed consolidated balance sheets. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value.

The following tables summarize amortized cost, unrealized gain and loss, and fair value of the Company’s available for sale marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of March 31, 2019:
U.S. and foreign commercial paper	$52,158	$-	$-	$52,158
U.S. and foreign corporate debt securities	38,289	29	-	38,318
Asset-backed securities	25,395	6	(1)	25,400
U.S. treasury securities	23,295	11	-	23,306
	$139,137	$46	$(1)	$139,182

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2018:
U.S. and foreign commercial paper	$51,627	$-	$-	$51,627
U.S. and foreign corporate debt securities	34,668	-	(34)	34,634
Asset-backed securities	25,494	-	(22)	25,472
U.S. treasury securities	17,938	-	(2)	17,936
	$129,727	$-	$(58)	$129,669

Concentrations of Risk

Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded in the balance sheet. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments to the extent recorded on the condensed consolidated balance sheets.

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

Leases

The Company has one lease, a non-cancelable operating lease agreement for its corporate offices. Prior to January 1, 2019, the Company recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities lease, including allowances for leasehold improvements and rent holidays, were recognized as reductions to rental expense on a straight-line basis over the term of the lease. Deferred rent consisted of the difference between cash payments and the rent expense recognized.

Subsequent to the adoption of the new leasing standard on January 1, 2019, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use assets, other accrued liabilities, and long-term portion of operating lease liabilities in our condensed consolidated balance sheet at March 31, 2019. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component.

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

Equity awards granted to non-employees are valued using the Black-Scholes option pricing model. Stock-based compensation expense for nonemployee services has historically been subject to remeasurement at each reporting date as the underlying equity instruments vest and was recognized as an expense over the period during which services are received. Upon the adoption of ASU 2018-07, Compensation – Stock Compensation on January 1, 2019, the valuation was fixed at the implementation date and will be recognized as an expense on a straight-line basis over the remaining service period.

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

The calculation of diluted loss per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the common stock warrants and the presumed and actual exercise or expiration of such securities are dilutive to earnings (net loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the common stock warrant liability for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

In all periods presented, the Company’s outstanding stock options were excluded from the calculation of diluted net loss per share because their effects were antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss allocated to common stock-basic	$(23,075)	$(17,005)
Net loss allocated to common stock-diluted	$(23,075)	$(17,005)
Denominator:
Weighted average number of common stock shares outstanding - basic	61,890,632	53,752,753
Weighted average number of common stock shares outstanding - diluted	61,890,632	53,752,753
Net loss per share - basic:	$(0.37)	$(0.32)
Net loss per share - diluted:	$(0.37)	$(0.32)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Common stock options	7,349	5,173
Incentive awards	127	130
Common stock warrants	-	982
	7,476	6,285

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2016-02 and 2018-11

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires the recognition of lease liabilities and right-of-use (ROU) assets on the balance sheet arising from lease transactions at the lease commencement date and the disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method in which the new lease standard is applied at the adoption date and recognized as a cumulative-effect adjustment to retained earnings without adjustment to comparative periods. The amendment has the same effective date and transition requirements as the new lease standard.

The Company adopted this standard on January 1, 2019 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance, which allowed the Company to carry forward its historical assessments of: 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio. The Company elected the post-transition practical expedient to not separate lease components from nonlease components for all existing lease classes. The Company also elected a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset.

The adoption of this standard resulted in the recognition of a ROU asset and lease liabilities of $0.2 million and $2.5 million, respectively, and the derecognition of the deferred rent balance of $2.3 million as of January 1, 2019. The adoption of the standard had no impact on the Company’s condensed consolidated statements of operations and comprehensive loss or to its cash flows from or used in operating, financing, or investing activities on its condensed consolidated statements of cash flows. No cumulative-effect adjustment within accumulated deficit was required to be recorded as a result of adopting this standard.

Accounting Standards Update 2018-08

On January 1, 2019 the Company adopted ASU No. 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made (ASU No. 2018-08), which is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No. 2018-08 assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958, Not-for-Profit Entities, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Accounting Standards Update 2018-07

On January 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718). This update simplifies the accounting for share-based payments to non-employees by aligning it with the accounting guidance for share-based payments for employees. The ASU expands the scope of Topic 718, Compensation – Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees is substantially aligned. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

SEC Securities Act Release No. 33-10532

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018 and impact the Company’s condensed consolidated financial statements through, among other things, the addition of a requirement to present a statement of stockholders’ equity for interim periods. As a result of adopting this guidance, the Company is presenting its first interim statement of stockholders’ equity in this Form 10-Q for the quarter ending March 31, 2019. Additionally, the guidance also simplified certain non-material disclosures in its SEC filings.

Recently Issued Accounting Pronouncements

Accounting Standards Update 2018-18

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer. For the company, the amendment will be effective January 1, 2020. The Company is evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

Accounting Standards Update 2018-15

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for public companies for fiscal years beginning after December 15, 2019. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

Accounting Standards Update 2018-13

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement which modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the impact of adoption of this ASU on its condensed consolidated financial statements.

Accounting Standards Update 2016-13

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, an amendment which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale debt securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual periods after December 15, 2018. The Company is currently evaluating the impact of adoption of this ASU on its condensed consolidated financial statements.

3. Other Accrued Liabilities

Other accrued liabilities consist of (in thousands):

	March 31,	December 31,
	2019	2018
Accrued compensation	$1,228	$2,759
Accrued professional fees and other	1,197	670
Operating lease liability	357	-
Deferred rent	-	425
Total other accrued liabilities	$2,782	$3,854

4. Collaboration and License Agreements

Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.

In June 2006, the Company entered into an exclusive, worldwide, royalty-bearing license to seladelpar and certain other PPARδ compounds (the PPARδ Products) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPARδ Products. Janssen NV has a right of first negotiation under the agreement to license particular patents covering the PPARδ Product(s) from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARδ Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARδ Products. No amounts were incurred or accrued for this agreement as of and for the three months ended March 31, 2019 and 2018.

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

DiaTex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products containing arhalofenate. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone. No development payments were made or became due as of and for the three months ended March 31, 2019 and 2018 and no royalties have been paid to date.

Kowa Pharmaceuticals America, Inc.

On December 30, 2016, the Company entered into a license agreement with Kowa. Pursuant to the license agreement, the Company granted to Kowa an exclusive license, and right to sublicense, certain patent rights and technology related to arhalofenate. Kowa had exclusive rights to, among other things, develop, use, manufacture, sell and otherwise exploit the licensed technology in the United States (including all possessions and territories). On October 24, 2018, the Company received a notice of Kowa’s intent to terminate the license agreement for the development of arhalofenate. The termination was effective on January 22, 2019. As a result of the termination, the rights licensed to Kowa through the agreement reverted to the Company on the termination date and the Company is no longer eligible to receive additional milestone payments or royalties from Kowa.

5. Leases

The Company has one operating lease pertaining to 17,698 square feet of corporate office space in Newark, California pursuant to a lease agreement which commenced January 16, 2014 and was amended on April 16, 2018. At March 31, 2019 the Company’s lease portfolio had a weighted average remaining term of 4.8 years, with an option to extend for an additional 5 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

The Company cannot determine the implicit rate in its lease, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used an incremental borrowing rate as of the date of adoption for leases that commenced prior to January 1, 2019. The weighted average discount rate for the Company’s lease portfolio is 12.6%.

For the three months ended March 31, 2019, the Company incurred $0.1 million of lease costs included in operating expenses in the condensed consolidated statements of income and comprehensive income in relation to its operating lease, a portion of which was variable rent expense and not included within the measurement of the Company’s operating ROU assets and lease liabilities. The variable rent expense consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components. Short-term lease costs were not material.

Rent expense for the three months ended March 31, 2018 was $0.1 million, a portion of which represents immaterial variable rent expense.

Supplemental information on the Company’s condensed consolidated balance sheets and statements of cash flow related to leases was as follows (in thousands):

March 31,
2019
Balance sheet
Operating lease right-of-use assets	$177

Operating lease liability (Other accrued liabilities)	$357
Long-term portion of operating lease liability	2,053
Total operating lease liability	$2,410

Three Months Ended
March 31,
2019
Cash flows
Cash paid for amounts included in the measurement of lease liabilities	$157

As of March 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Operating
Leases
Year ending December 31,
2019 (from April to December)	$471
2020	647
2021	667
2022	686
2023	707
Thereafter	30
Total undiscounted future minimum lease payments	$3,208
Less: Imputed interest	798
Total operating lease liability	$2,410
Less: Current portion of operating lease liability	357
Long-term portion of operating lease liability	$2,053

6. Stockholders’ Equity

On February 1, 2018, pursuant to a shelf registration statement on Form S-3, the Company issued 13,340,000 shares of its common stock at $10.80 per share in an underwritten public offering (referred to as the February 2018 public offering). Net proceeds to the Company from the February 2018 public offering were approximately $135.5 million after deducting underwriting discounts, commissions and other offering expenses.

On March 8, 2019, pursuant to a shelf registration statement on Form S-3, the Company issued 8,000,000 shares of its common stock at $12.50 per share in an underwritten public offering (referred to as the March 2019 public offering). On March 11, 2019, the underwriters fully exercised their option to purchase additional shares resulting in the issuance of an additional 1,200,000 shares. Net proceeds to the Company from the March 2019 public offering were approximately $107.7 million after deducting underwriting discounts, commissions and other offering expenses.

7. Stock Plan and Stock-Based Compensation

Stock Plan

In accordance with the provisions of the Company’s 2013 Equity Incentive Plan (2013 Plan), the Board of Directors reduced the automatic increase in the share reserve to 2,378,259 shares, which were automatically available for issuance on January 1, 2019. During the three months ended March 31, 2019, the Company granted options to purchase 1,834,060 shares of its common stock to its employees and directors. As of March 31, 2019, there were 1,855,694 shares available for grant under the 2013 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$1,112	$649
General and administrative	1,230	1,147
Total stock-based compensation expense	$2,342	$1,796

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three months ended March 31, 2019, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

In October 2018, we commenced enrollment of a global, Phase 3 registration study (ENHANCE) to evaluate seladelpar in patients with PBC. The Phase 3 study is a double-blind, randomized, placebo-controlled 52-week study evaluating the safety and efficacy of 5 mg and 10 mg of seladelpar versus placebo in patients with PBC who have had an inadequate response or are intolerant to first-line treatment with ursodeoxycholic acid (UDCA). An inadequate response is defined as a patient having alkaline phosphatase (AP) levels greater than 1.67 times the upper limit of normal (ULN). Approximately 240 patients will be randomized to receive placebo, 5 mg of seladelpar, or 10 mg of seladelpar. Patients on 5 mg will have the potential to increase the dose, in a double-blinded manner, to 10 mg after 6 months if they have not yet met the primary endpoint. The primary endpoint is a composite response defined as a patient achieving an AP level below 1.67 times the upper limit of normal, with at least a 15% reduction from baseline, and a normal total bilirubin at 52 weeks. The primary analysis will compare response rates of treatment groups to those of the placebo. Key secondary endpoints will be AP normalization rate and changes in pruritus, as measured by the numerical rating scale, or NRS. We expect to complete enrollment in this program by the end of 2019.

In February 2019, the FDA granted seladelpar Breakthrough Therapy Designation for the treatment of early stage PBC.

Also in February 2019, we completed enrollment of a placebo-controlled Phase 2b proof-of-concept study to evaluate seladelpar at three doses in biopsy-proven NASH. The primary efficacy outcome is the change from baseline in liver fat content at 12 weeks measured by magnetic resonance imaging using the proton density fat fraction method (MRI-PDFF). The study also includes pathology assessments of liver biopsy samples at baseline and at 52 weeks to examine the potential of seladelpar treatment to resolve NASH and/or decrease fibrosis.

We continue to evaluate opportunities to expand the development of seladelpar in liver and other chronic diseases. Primary Sclerosing Cholangitis (PSC) is a rare, chronic cholestatic liver disease characterized by diffuse inflammation and fibrosis of the intrahepatic and extrahepatic bile ducts. There are currently no approved treatments for PSC. We intend to initiate a Phase 2, dose-ranging proof-of-concept study of seladelpar in patients with PSC in the second half of 2019.

Equity Financings

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

On March 8, 2019, pursuant to a shelf registration statement on Form S-3, we issued 8,000,000 shares of our common stock at $12.50 per share in an underwritten public offering (referred to as the March 2019 public offering). On March 11, 2019, the underwriters fully exercised their option to purchase additional shares resulting in the issuance of an additional 1,200,000 shares. Net proceeds from the March 2019 public offering were approximately $107.7 million after deducting underwriting discounts, commissions and other offering expenses.

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

For further information on our significant accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.

Results of Operations

General

As of March 31, 2019, we had an accumulated deficit of $546.1 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have historically generated revenue from license arrangements and may in the future generate revenue from a variety of other sources, including license fees and milestone payments in connection with any future strategic partnerships, seladelpar is at a mid-level stage of development and our other product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Our results of operations for the three months ended March 31, 2019 and 2018 are presented below (in thousands):

	Three Months Ended
	March 31,		Q1
	2019	2018	2019 vs 2018
Operating expenses:
Research and development	$18,588	$9,477	96%
General and administrative	5,663	3,373	68%
Total operating expenses	24,251	12,850	89%
Loss from operations	(24,251)	(12,850)	89%
Other income (expense):
Interest income, net	1,176	500	135%
Other expense, net	-	(4,655)	-100%
Total other income (expense)	1,176	(4,155)	128%
Net loss	$(23,075)	$(17,005)	36%

Operating Expenses

Operating expenses consist of research and development and general and administrative expenses as presented in the table below (in thousands):

	Three Months Ended
	March 31,		Q1
	2019	2018	2019 vs 2018
Operating expenses:
Research and development	$18,588	$9,477	96%
General and administrative	5,663	3,373	68%
Total operating expenses	$24,251	$12,850	89%

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

For the three months ended March 31, 2019 and 2018, research and development expenses were $18.6 million and $9.5 million, respectively. Research and development expenses are detailed in the table below (in thousands):

	Three Months Ended
	March 31,		Q1
	2019	2018	2019 vs 2018
Project costs:
Seladelpar PBC clinical studies	8,844	3,662	142%
Seladelpar NASH clinical studies	3,043	781	290%
Seladelpar drug manufacturing & development	1,328	1,802	-26%
Seladelpar other studies	620	169	267%
Non-seladelpar studies	116	29	300%
Total project costs	13,951	6,443	117%
Internal research and development costs	4,637	3,034	53%
Total research and development	$18,588	$9,477	96%

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial and other materials; and
•	other costs associated with development activities, including additional studies.

Comparison of Three Months Ended March 31, 2019 and 2018

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs increased by $7.6 million to $14.0 million from $6.4 million for the three months ended March 31, 2019 and 2018, respectively. Project costs for the three months ended March 31, 2019 and 2018 consisted primarily of seladelpar-related clinical trial expenses and increased due to startup and enrollment activities related to our PBC Phase 3 clinical trial, the enrollment and ongoing treatment of patients in our NASH Phase 2b clinical trial, expansion and extension of our PBC Phase 2 clinical trial, and execution of our other NDA-enabling studies.

Internal research and development costs increased by $1.6 million to $4.6 million from $3.0 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to higher employee compensation related expenses as we hired additional clinical, scientific and regulatory personnel to support our expanding clinical development activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended March 31, 2019 and 2018

General and administrative expenses increased by $2.3 million to $5.7 million from $3.4 million for the three months ended March 31, 2019 and 2018, respectively. The increase was driven primarily by higher employee compensation and other administrative expenses incurred to support our expanding operations.

Other Income (Expense)

Interest income, net consists primarily of interest income from our marketable securities offset in part by interest expense related to our loan facility. Other expense, net consists of gains and losses resulting from the remeasurement of our investor and lender warrant liabilities at fair value. Other income (expense) is detailed below (in thousands):

	Three Months Ended
	March 31,		Q1
	2019	2018	2019 vs 2018
Other income (expense):
Interest income, net	$1,176	$500	135%
Other expense, net	-	(4,655)	-100%
Total other income (expense)	$1,176	$(4,155)	128%

Comparison of Three Months Ended March 31, 2019 and 2018

Interest income, net increased $0.7 million to $1.2 million from $0.5 million for the three months ended March 31, 2019 and 2018, respectively, primarily due to the extinguishment of our term loan in the second quarter of 2018. In prior periods, term loan interest expense offset interest income derived from our investments in marketable securities.

Other expense, net decreased by $4.7 million to zero in 2019, primarily due to the extinguishment of our common stock warrant liabilities in the third quarter of 2018. The expense in the three months ended March 31, 2018 was driven by a loss on remeasurement of our warrant liabilities at fair value.

Liquidity and Capital Resources

We have generated significant operating losses since our inception due to our continuing research and development activities. We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At March 31, 2019, we had cash, cash equivalents and marketable securities of $264.8 million, compared to $178.7 million at December 31, 2018. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities investments. We invest cash in excess of immediate requirements with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk. We believe these funds are sufficient to fund our current operating plan into 2021.

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

Term Loan Facility

On August 7, 2015, we entered into a Loan and Security Agreement, pursuant to which we refinanced our previous term loan facility with Oxford Finance LLC and Silicon Valley Bank, and we borrowed an aggregate of $10.0 million, of which $5.9 million was outstanding on December 31, 2017. From January through June 1, 2018, we paid $1.6 million of principal payments due under its term loan facility. On June 4, 2018, we repaid in full the outstanding balance of the 2015 term loan facility of $4.2 million plus a final fee of $0.7 million and a prepayment penalty of $0.1 million. In conjunction with this prepayment, we recorded $0.4 million loss on extinguishment of debt. We have no further obligations under this agreement as a result of this prepayment.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash used in operating activities	$(22,394)	$(6,441)
Net cash used in investing activities	(9,044)	(89,655)
Net cash provided by financing activities	108,017	138,623
Net increase in cash and cash equivalents	$76,579	$42,527

Operating Activities: Net cash used in operating activities for the three months ended March 31, 2019 increased by $16.0 million to $22.4 million as compared to $6.4 million for the same period in the prior year, partially due to an increase in our net loss to $23.1 million as a result of our expanding drug development activities. Additionally, net loss in the first quarter of 2018 was offset by the collection of a $5 million collaboration receivable and a $4.7 million adjustment to remove a non-cash loss recorded to revalue our warrant liability, without similar adjustments to net loss in the same period of 2019.

Investing Activities: Net cash used in investing activities was $9.0 million for the three months ended March 31, 2019 compared to $89.7 million for the same period in the prior year, primarily due to the timing of our investments in marketable securities. At March 31, 2019, a significant portion of the proceeds from our March 2019 public offering were invested in money market accounts in cash equivalents. Purchases of marketable securities in the first quarter of 2019 were largely offset by maturities of marketable securities purchased in the prior year. At March 31, 2018, the proceeds from our February 2018 public offering had been invested prior to the quarter end and offsetting maturities of securities were therefore minimal.

Financing Activities: Net cash provided by financing activities was $108.0 million for the three months ended March 31, 2019 compared to $138.6 million for the same period in the prior year. The overall decrease in 2019 was primarily due to the smaller size of our March 2019 public offering as compared to our February 2018 public offering.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $264.8 million as of March 31, 2019, compared to $178.7 million at December 31, 2018. As of March 31, 2019 and December 31, 2018, we held our cash, cash equivalents, and investments in marketable securities in deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates. Therefore, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of March 31, 2019, or December 31, 2018. We actively monitor changes in interest rates. We do not hold investments for trading purposes.

Foreign Exchange

We conduct our operations primarily in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations is denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. We record transactions denominated in foreign currencies at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three months ended March 31, 2019 and 2018, are included in other expense in the condensed consolidated statements of operations and comprehensive loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in foreign currencies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2019 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our President and Chief Executive Officer and Vice President, Finance have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of March 31, 2019, we had cash, cash equivalents and marketable securities of approximately $264.8 million, which we believe is sufficient to fund our current operating plan into 2021. If appropriate opportunities become available, we intend to seek to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidate seladelpar (MBX-8025).

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

To raise additional funds to support our operations, we may sell additional equity or debt securities, enter into collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements. For example, in July 2017 we completed the issuance of 14,950,000 shares of our common stock at a public offering price of $6.50 per share, in February 2018, we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 in underwritten public offerings and in March 2019, we completed the issuance of 9,200,000 shares of our common stock at a public offering price of $12.50 in underwritten public offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates, including seladelpar, which has completed multiple Phase 1 and Phase 2 clinical trials. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In July 2017, April 2018, and November 2018, we announced positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with primary biliary cholangitis, or PBC. During the fourth quarter of 2017, we initiated enrollment in a long-term extension study of seladelpar in patients with PBC. In February 2019, we completed enrollment in a Phase 2b study of seladelpar in patients with nonalcoholic steatohepatitis, or NASH, and in October 2018 we commenced enrollment of a global Phase 3 study to evaluate seladelpar in patients with PBC. The success of seladelpar will depend on many factors, including the following:

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

Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. We may experience delays in clinical trials at any stage of development and testing of our product candidates and any delay could result in increased costs to us. Our planned clinical trials may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all.

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

Principal investigators for our clinical studies may serve as scientific advisors or consultants to us or may be affiliated with our other service providers, including clinical research organizations or site management organizations, and from time to time receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical study site or in the applicable study may be questioned or jeopardized.

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

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of seladelpar and our other product candidates or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. For example, the labeling ultimately approved for our product candidates, including seladelpar, may include restrictions on use due to the specific patient population and manner of use in which the drug was evaluated and the safety and efficacy data obtained in those evaluations. In addition, we expect the approval pathway for seladelpar for treatment of PBC and/or NASH to be governed by Subpart H of the Food and Drug Act. As such, any approvals will initially be conditional and require confirmatory trials.

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

The facilities used by our contract manufacturers to manufacture the approved product must be approved by the FDA pursuant to inspections that will be conducted only after we submit an NDA to the FDA, if at all. A representative from the EMA or another regulatory authority may also require inspection and approval of such contract manufacturing facilities. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no direct control over the ability of the contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product. No assurance can be given that our manufacturers can continue to make clinical and commercial supplies of product candidates, at an appropriate scale and cost to make it commercially feasible.

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

If our product candidates are approved for commercialization outside the United States, we expect that we will be subject to additional risks related to international operations, including the following:

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

We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we rely on an exclusive license to certain patents and know-how from Janssen Pharmaceutical NV (Janssen NV), which include seladelpar and certain other PPARδ compounds (the PPARδ Products). Under the exclusive license with Janssen NV we have full control and responsibility over the research, development and registration of any PPARδ Products and are required to use diligent efforts to conduct all such activities. If we fail to comply with our obligations under our agreement with Janssen NV, including our obligations to expend more than a de minimis amount of effort and resources on the research and/or development of at least one PPARδ product, to make any payment called for under the agreement, not to disclose any non-exempt confidential information related to the agreement, or to use diligent efforts to promote, market and sell any PPARδ Product under the agreement, such action would constitute a default under the agreement and Janssen NV may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the Janssen NV license, seladelpar, which would have a materially adverse effect on our business.

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

We expect that significant additional capital will be needed in the future to continue our planned product development efforts, in particular clinical trial, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in July 2017 we completed the issuance of 14,950,000 shares of our common stock at a public offering price of $6.50 per share in an underwritten public offering for net proceeds to us of approximately $91.1 million. In February 2018 we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 per share in an underwritten public offering for net proceeds to us of approximately $135.5 million. In addition, in December 2018 we filed a $200 million shelf registration statement on Form S-3 with the SEC and in March 2019 we completed the issuance of 9,200,000 shares of our common stock at a public offering price of $12.50 per share in an underwritten public offering off of this shelf registration statement for net proceeds to us of approximately $107.7 million. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of April 30, 2019, was 1,831,562 shares.

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

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2019

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial Officer)

Date:	May 8, 2019