Form 10-Q
period 2019-06-30
CymaBay Therapeutics, Inc.
filed 2019-08-07
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

As of July 31, 2019, there were 68,701,043 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$28,081	$48,995
Marketable securities	213,126	129,669
Accrued interest receivable	725	304
Prepaid expenses	7,881	2,594
Total current assets	249,813	181,562

Property and equipment, net	2,693	2,905
Operating lease right-of-use asset	199	-
Other assets	730	2,280
Total assets	$253,435	$186,747
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,882	$1,973
Accrued clinical trial expenses	9,274	8,588
Other accrued liabilities	3,266	3,854
Total current liabilities	15,422	14,415
Long-term portion of operating lease liability	1,954	-
Other liabilities	-	1,914
Total liabilities	17,376	16,329
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 68,701,043 and 59,456,493 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	7	6
Additional paid-in capital	806,001	693,534
Accumulated other comprehensive income (loss)	228	(58)
Accumulated deficit	(570,177)	(523,064)
Total stockholders’ equity	236,059	170,418
Total liabilities and stockholders’ equity	$253,435	$186,747

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$21,119	$14,397	$39,707	$23,874
General and administrative	4,529	3,574	10,192	6,947
Total operating expenses	25,648	17,971	49,899	30,821
Loss from operations	(25,648)	(17,971)	(49,899)	(30,821)
Other income (expense):
Interest income	1,610	1,061	2,786	1,769
Interest expense	-	(128)	-	(336)
Loss on extinguishment of debt	-	(407)	-	(407)
Other expense, net	-	(86)	-	(4,741)
Total other income (expense)	1,610	440	2,786	(3,715)
Net loss	$(24,038)	$(17,531)	$(47,113)	$(34,536)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	183	65	286	(23)
Total other comprehensive income (loss)	183	65	286	(23)
Comprehensive loss	$(23,855)	$(17,466)	$(46,827)	$(34,559)
Basic net loss per common share	$(0.35)	$(0.30)	$(0.72)	$(0.61)
Diluted net loss per common share	$(0.35)	$(0.30)	$(0.72)	$(0.61)

Weighted average common shares outstanding used to calculate basic net loss per common share	68,697,735	58,833,647	65,312,988	56,307,236
Weighted average common shares outstanding used to calculate diluted net loss per common share	68,697,735	58,905,898	65,312,988	56,307,236

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(47,113)	$(34,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	278	25
Stock-based compensation expense	4,618	3,547
Net accretion and amortization of investments in marketable securities	(1,324)	(777)
Non-cash interest associated with debt discount accretion	-	148
Loss on extinguishment of debt	-	407
Change in fair value of warrant liability	-	4,741
Accretion of tenant improvement allowance	-	(61)
Changes in assets and liabilities:
Receivable from collaboration	-	5,000
Interest receivable and other current assets	(421)	(279)
Prepaid expenses	(5,287)	(923)
Other assets	1,550	(729)
Accounts payable	909	25
Accrued liabilities	142	4,191
Accrued interest payable	-	(43)
Net cash used in operating activities	(46,648)	(19,264)
Investing activities
Purchases of property and equipment	(269)	(46)
Purchases of marketable securities	(221,278)	(185,925)
Proceeds from maturities of marketable securities	135,451	93,482
Proceeds from sale of marketable securities	3,980	-
Net cash used in investing activities	(82,116)	(92,489)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	107,746	135,520
Proceeds from issuance of common stock pursuant to equity award plans	104	3,521
Proceeds from issuance of common stock upon exercise of warrants	-	1,037
Repayment of facility loan principal	-	(6,527)
Payment of fees to extinguish facility loan	-	(126)
Net cash provided by financing activities	107,850	133,425
Net (decrease) increase in cash and cash equivalents	(20,914)	21,672
Cash and cash equivalents at beginning of period	48,995	23,054
Cash and cash equivalents at end of period	$28,081	$44,726
Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$313	$-
Cash paid for interest	$-	$231
Supplemental non-cash investing and financing activities
Lessor funded lease incentives included in other current assets	$-	$2,100
Issuance of common stock upon warrant exercises	$-	$5,200

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(unaudited)

	Three and Six Months Ended June 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	59,456,493	$6	$693,534	$(58)	$(523,064)	$170,418
Issuance of common stock upon exercise of stock options and incentive awards	37,550	-	97	-	-	97
Stock-based compensation expense	-	-	2,342	-	-	2,342
Issuance of common stock, net of $7,254 issuance costs	9,200,000	1	107,745	-	-	107,746
Net loss	-	-	-	-	(23,075)	(23,075)
Net unrealized gain on marketable securities	-	-	-	103	-	103
Balances as of March 31, 2019	68,694,043	$7	$803,718	$45	$(546,139)	$257,631
Issuance of common stock upon exercise of stock options and incentive awards	7,000	-	7	-	-	7
Stock-based compensation expense	-	-	2,276	-	-	2,276
Net loss	-	-	-	-	(24,038)	(24,038)
Net unrealized gain on marketable securities	-	-	-	183	-	183
Balances as of June 30, 2019	68,701,043	$7	$806,001	$228	$(570,177)	$236,059

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(unaudited)

	Three and Six Months Ended June 30, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2017	44,408,796	$4	$535,503	$(44)	$(450,516)	$84,947
Issuance of common stock upon exercise of warrants	297,144	-	3,753	-	-	3,753
Issuance of common stock upon exercise of stock options and incentive awards	667,656	-	3,276	-	-	3,276
Stock-based compensation expense	-	-	1,796	-	-	1,796
Issuance of common stock, net of $8,553 issuance costs	13,340,000	2	135,518	-	-	135,520
Net loss	-	-	-	-	(17,005)	(17,005)
Net unrealized loss on marketable securities	-	-	-	(88)	-	(88)
Balances as of March 31, 2018	58,713,596	$6	$679,846	$(132)	$(467,521)	$212,199
Issuance of common stock upon exercise of warrants	185,507	-	2,484	-	-	2,484
Issuance of common stock upon exercise of stock options and incentive awards	60,833	-	245	-	-	245
Stock-based compensation expense	-	-	1,751	-	-	1,751
Net loss	-	-	-	-	(17,531)	(17,531)
Net unrealized gain on marketable securities	-	-	-	65	-	65
Balances as of June 30, 2018	58,959,936	$6	$684,326	$(67)	$(485,052)	$199,213

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Organization and Description of Business

CymaBay Therapeutics, Inc. (the Company or CymaBay) is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s key clinical development candidate is seladelpar (MBX-8025). Seladelpar is currently being developed or evaluated for the treatment of the liver diseases primary biliary cholangitis (PBC), primary sclerosing cholangitis (PSC), and nonalcoholic steatohepatitis (NASH). The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the six months ended June 30, 2019, the Company incurred a net loss of $47.1 million and used $46.6 million of cash in operations. At June 30, 2019, the Company had an accumulated deficit of $570.2 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for its product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of June 30, 2019, the Company had cash, cash equivalents and marketable securities totaling $241.2 million which the Company believes is sufficient to fund its current operating plan into 2021. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, costs for the Company’s Phase 2 clinical trial in PSC, the ongoing Phase 2b clinical trial activities in NASH, and most significantly, the timing and conduct of PBC development activities. The Company’s PBC development activities include two Phase 3 clinical trials, one of which is a long-term open label study, and other new drug application (NDA)-enabling studies. The Company has obtained and expects to obtain additional funding to develop its products and fund future operating losses, as appropriate, through equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of its product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on its business, results of operations, and financial condition.

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

In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2018, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2019. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the entire year ending December 31, 2019 or future operating periods.

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

Fair Value of Financial Instruments

The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, accrued interest receivable, prepaid expenses, other assets, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, accrued interest receivable, prepaid expenses, other assets, accounts payable, and accrued expenses approximate the related fair values due to the short maturities of these instruments.

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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$24,168	$-	$-	$24,168
Total cash equivalents	24,168	-	-	24,168
Marketable securities:
U.S. and foreign commercial paper	-	57,509	-	57,509
U.S. and foreign corporate debt securities	-	60,011	-	60,011
Asset-backed securities	-	47,340	-	47,340
U.S. treasury securities	-	48,266	-	48,266
Total marketable securities	-	213,126	-	213,126
Total assets measured at fair value	$24,168	$213,126	$-	$237,294

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$39,481	$-	$-	$39,481
U.S. and foreign commercial paper	-	6,469	-	6,469
Total cash equivalents	39,481	6,469	-	45,950
Marketable securities:
U.S. and foreign commercial paper	-	51,627	-	51,627
U.S. and foreign corporate debt securities	-	34,634	-	34,634
Asset-backed securities	-	25,472	-	25,472
U.S. treasury securities	-	17,936	-	17,936
Total marketable securities	-	129,669	-	129,669
Total assets measured at fair value	$39,481	$136,138	$-	$175,619

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

The following table sets forth a summary of the changes in the fair value of the Company’s liabilities measured using Level 3 inputs (in thousands):

	For the Six
	Months Ended June 30,
	2019	2018
Balance, beginning of period	$-	$6,091
Change in fair value	-	4,741
Settlement of financial instruments	-	(5,200)
Balance, end of period	$-	$5,632

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

The following tables summarize amortized cost, unrealized gain and loss, and fair value of the Company’s available for sale marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Total
	Cost	Gains	Losses	Fair Value
As of June 30, 2019:
U.S. and foreign commercial paper	$57,509	$-	$-	$57,509
U.S. and foreign corporate debt securities	59,895	116	-	60,011
Asset-backed securities	47,282	59	(1)	47,340
U.S. treasury securities	48,212	54	-	48,266
Total marketable securities	$212,898	$229	$(1)	$213,126

		Gross	Gross
	Amortized	Unrealized	Unrealized	Total
	Cost	Gains	Losses	Fair Value
As of December 31, 2018:
U.S. and foreign commercial paper	$51,627	$-	$-	$51,627
U.S. and foreign corporate debt securities	34,668	-	(34)	34,634
Asset-backed securities	25,494	-	(22)	25,472
U.S. treasury securities	17,938	-	(2)	17,936
Total marketable securities	$129,727	$-	$(58)	$129,669

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

Subsequent to the adoption of the new leasing standard on January 1, 2019, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use assets, other accrued liabilities, and long-term portion of operating lease liabilities in our condensed consolidated balance sheet at June 30, 2019. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

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

In all periods presented, the Company’s outstanding stock options were excluded from the calculation of diluted net loss per share because their effects were antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss allocated to common stock-basic	$(24,038)	$(17,531)	$(47,113)	$(34,536)

Adjustments for revaluation and extinguishment of common stock warrants	-	(198)	-	-
Net loss allocated to common stock-diluted	$(24,038)	$(17,729)	$(47,113)	$(34,536)
Denominator:
Weighted average number of common stock shares outstanding - basic	68,697,735	58,833,647	65,312,988	56,307,236
Dilutive securities:
Common stock warrants	-	72,251	-	-
Weighted average number of common stock shares outstanding - diluted	68,697,735	58,905,898	65,312,988	56,307,236
Net loss per share - basic:	$(0.35)	$(0.30)	$(0.72)	$(0.61)
Net loss per share - diluted:	$(0.35)	$(0.30)	$(0.72)	$(0.61)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common stock options	7,530	5,279	7,530	5,279
Incentive awards	127	130	127	130
Common stock warrants	-	729	-	729
	7,657	6,138	7,657	6,138

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

SEC Securities Act Release No. 33-10532

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018 and impact the Company’s condensed consolidated financial statements through, among other things, the addition of a requirement to present a statement of stockholders’ equity for interim periods. As a result of adopting this guidance, the Company is presenting its interim statement of stockholders’ equity in this Form 10-Q for the quarter and year to date period ending June 30, 2019. Additionally, the guidance also simplified certain non-material disclosures in its SEC filings.

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

3. Other Accrued Liabilities

Other accrued liabilities consist of (in thousands):

	June 30,	December 31,
	2019	2018
Accrued compensation	$1,943	$2,759
Accrued professional fees and other	950	670
Operating lease liability	373	-
Deferred rent	-	425
Total other accrued liabilities	$3,266	$3,854

4. Collaboration and License Agreements

Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.

In June 2006, the Company entered into an exclusive, worldwide, royalty-bearing license to seladelpar and certain other PPARδ compounds (the PPARδ Products) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPARδ Products. Janssen NV has a right of first negotiation under the agreement to license particular patents covering the PPARδ Product(s) from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARδ Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARδ Products. No amounts were incurred or accrued for this agreement as of and for the three or six months ended June 30, 2019 and 2018.

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

DiaTex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products containing arhalofenate. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone. No development payments were made or became due as of and for the three or six months ended June 30, 2019 and 2018 and no royalties have been paid to date.

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

5. Leases

The Company has one operating lease pertaining to 17,698 square feet of corporate office space in Newark, California pursuant to a lease agreement which commenced January 16, 2014 and was amended on April 16, 2018. At June 30, 2019 the Company’s lease portfolio had a weighted average remaining term of 4.6 years, with an option to extend for an additional 5 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

The Company cannot determine the implicit rate in its lease, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used an incremental borrowing rate as of the date of adoption for leases that commenced prior to January 1, 2019. The weighted average discount rate for the Company’s lease portfolio at June 30, 2019 was 12.6%.

For the three and six months ended June 30, 2019, the Company incurred $0.1 million and $0.2 million of lease costs included in operating expenses in the condensed consolidated statements of income and comprehensive income in relation to its operating lease, a portion of which was variable rent expense and not included within the measurement of the Company’s operating ROU assets and lease liabilities. The variable rent expense consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components. Short-term lease costs were not material. At June 30, 2019, the Company’s operating lease right-of-use asset totaled $0.2 million, and the operating lease liability totaled $2.3 million. The short term portion of the operating lease liability was $0.3 million and is contained within other accrued liabilities on the balance sheet, with the remaining $2.0 million liability reported on the balance sheet as long-term portion of operating lease liability

Rent expense for the three and six months ended June 30, 2018 was $0.1 million and $0.2 million, respectively, a portion of which represents immaterial variable rent expense.

As of June 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Operating
Leases
Year ending December 31,
2019 (from July to December)	$315
2020	647
2021	667
2022	686
2023	707
Thereafter	30
Total undiscounted future minimum lease payments	$3,052
Less: Imputed interest	725
Total operating lease liability	$2,327
Less: Current portion of operating lease liability (included in other accrued liabilities)	373
Long-term portion of operating lease liability	$1,954

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

7. Stock Plan and Stock-Based Compensation

Stock Plan

In accordance with the provisions of the Company’s 2013 Equity Incentive Plan (2013 Plan), the Board of Directors reduced the automatic increase in the share reserve to 2,378,259 shares, which were automatically available for issuance on January 1, 2019. During the three and six months ended June 30, 2019, the Company granted options to purchase 310,300 and 2,144,360 shares, respectively, of its common stock to its employees and directors. As of June 30, 2019, there were 1,667,562 shares available for grant under the 2013 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$986	$655	$2,098	$1,304
General and administrative	1,290	1,096	2,520	2,243
Total stock-based compensation expense	$2,276	$1,751	$4,618	$3,547

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Our lead product candidate, seladelpar, is a potent and selective agonist of peroxisome proliferator activated receptor delta (PPARδ), a nuclear receptor that regulates genes directly or indirectly involved in the synthesis of bile acids/sterols, metabolism of lipids and glucose, inflammation and fibrosis. We are currently developing seladelpar to treat patients with chronic liver diseases including:

•

Primary Biliary Cholangitis (PBC), a rare, chronic autoimmune disease that causes progressive destruction of the bile ducts in the liver resulting in impaired bile flow (cholestasis) and inflammation. The FDA has granted seladelpar Breakthrough Therapy Designation for the treatment of early stage PBC.

•	Primary Sclerosing Cholangitis (PSC), a rare, chronic cholestatic liver disease characterized by diffuse inflammation and fibrosis of the intrahepatic and extrahepatic bile ducts.
•

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

In February 2019, we completed enrollment of a placebo-controlled Phase 2b proof-of-concept study to evaluate seladelpar at three doses in biopsy-proven NASH. The double-blind, placebo-controlled study randomized 181 subjects with biopsy-confirmed NASH and a liver fat content (LFC) greater than 10% to receive either placebo or seladelpar 10 mg, 20 mg, or 50 mg once-daily. The enrolled subjects had established NASH with a mean NAFLD Activity Score of 5.2 at baseline, with 83% of subjects having stage 2 or stage 3 fibrosis. Other key baseline characteristics include a mean LFC by magnetic resonance imaging-proton density fat fraction (MRI-PDFF) of 21% as well as elevated mean ALT and AST levels of 62 U/L and 46 U/L, respectively. Approximately half of the subjects enrolled had a diagnosis of type 2 diabetes.

In June 2019, we released topline 12-week data from our Phase 2b NASH study. The primary endpoint was the relative change in LFC from baseline to 12 weeks.  The study remains blinded and will continue to 52 weeks with assessments including a liver biopsy, non-invasive imaging evaluations, and biomarker assessments of inflammation and fibrosis. According to this data, treatment with seladelpar resulted in minimal reductions in liver fat as measured by MRI-PDFF that were not significant when compared to placebo. Treatment with seladelpar resulted in robust and clinically meaningful reductions in markers associated with liver injury. Alanine aminotransferase (ALT) declined up to 37.5% or 32 U/L in 12 weeks. These reductions in ALT are greater than the 17 U/L threshold that has been correlated with histologic improvement in NASH. Gamma glutamyl transferase (GGT) also decreased significantly, suggesting a reduction in hepatocellular oxidative stress. Significant reductions in alkaline phosphatase (AP) at 12 weeks were observed, supportive of a decrease in hepatocellular bile acids.

Also in June 2019, we announced plans for a Phase 2 study of seladelpar in patients with PSC. The planned Phase 2 study will be a randomized, placebo-controlled, dose-ranging study that will enroll approximately 100 patients at 60 sites globally. Seladelpar at doses of 5, 10, and 25 mg once daily will be studied versus placebo in a 1:1:1:1 randomization. The primary efficacy outcome will be the relative change in alkaline phosphatase (AP) from baseline at 24 weeks. We expect to initiate this study in the third quarter of 2019.

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

Results of Operations

General

As of June 30, 2019, we had an accumulated deficit of $570.2 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have historically generated revenue from license arrangements and may in the future generate revenue from a variety of other sources, including license fees and milestone payments in connection with any future strategic partnerships, seladelpar is at a mid-level stage of development and our other product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Our results of operations for the three and six months ended June 30, 2019 and 2018 are presented below (in thousands):

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Q2	June 30,		Q2 YTD
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Operating expenses:
Research and development	$21,119	$14,397	$6,722	$39,707	$23,874	$15,833
General and administrative	4,529	3,574	955	10,192	6,947	3,245
Total operating expenses	25,648	17,971	7,677	49,899	30,821	19,078
Loss from operations	(25,648)	(17,971)	(7,677)	(49,899)	(30,821)	(19,078)
Other income (expense):
Interest income, net	1,610	933	677	2,786	1,433	1,353
Loss on extinguishment of debt	-	(407)	407	-	(407)	407
Other expense, net	-	(86)	86	-	(4,741)	4,741
Total other income (expense)	1,610	440	1,170	2,786	(3,715)	6,501
Net loss	$(24,038)	$(17,531)	$(6,507)	$(47,113)	$(34,536)	$(12,577)

Operating Expenses

Operating expenses consist of research and development and general and administrative expenses as presented in the table below (in thousands):

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Q2	June 30,		Q2 YTD
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Operating expenses:
Research and development	$21,119	$14,397	$6,722	$39,707	$23,874	$15,833
General and administrative	4,529	3,574	955	10,192	6,947	3,245
Total operating expenses	$25,648	$17,971	$7,677	$49,899	$30,821	$19,078

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

For the three months ended June 30, 2019 and 2018, research and development expenses were $21.1 million and $14.4 million, respectively. For the six months ended June 30, 2019 and 2018, research and development expenses were $39.7 and $23.9 million, respectively. Research and development expenses are detailed in the table below (in thousands):

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Q2	June 30,		Q2 YTD
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Project costs:
Seladelpar PBC clinical studies	$9,954	$5,191	$4,763	$18,798	$8,854	$9,944
Seladelpar NASH clinical studies	2,315	3,645	(1,330)	5,358	4,427	931
Seladelpar PSC clinical studies	976	-	976	976	-	976
Seladelpar drug manufacturing & development	2,079	1,636	443	3,407	3,438	(31)
Seladelpar other studies	922	333	589	1,542	503	1,039
Non-seladelpar studies	154	27	127	270	54	216
Total project costs	16,400	10,832	5,568	30,351	17,276	13,075
Internal research and development costs	4,719	3,565	1,154	9,356	6,598	2,758
Total research and development	$21,119	$14,397	$6,722	$39,707	$23,874	$15,833

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial and other materials; and
•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Comparison of Three Months Ended June 30, 2019 and 2018

Total project costs increased by $5.6 million to $16.4 million from $10.8 million for the three months ended June 30, 2019 and 2018, respectively. Project costs for the three months ended June 30, 2019 and 2018 consisted primarily of seladelpar-related clinical trial expenses. These increases were driven by ongoing enrollment activities related to our PBC Phase 3 clinical trial and other NDA-enabling studies. In addition, we incurred startup costs for our Phase 2 clinical trial for seladelpar in PSC. The increased number and size of our clinical trials also resulted in higher manufacturing costs to support these activities. The overall increase in project costs was partially offset by decreased costs on our fully enrolled NASH Phase 2b study.

Internal research and development costs increased by $1.1 million to $4.7 million from $3.6 million for the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to higher employee compensation related expenses as we hired additional clinical, scientific and regulatory personnel to support our expanding clinical development activities.

Comparison of Six Months Ended June 30, 2019 and 2018

Total project costs increased by $13.1 million to $30.4 million from $17.3 million for the six months ended June 30, 2019 and 2018, respectively, and consisted primarily of seladelpar-related clinical trial expenses. These increases were driven by ongoing enrollment activities related to our PBC Phase 3 clinical trial, in addition to other NDA-enabling studies. In addition, we incurred costs for the enrollment and ongoing treatment of patients in our NASH Phase 2b clinical trial as well as startup costs for our Phase 2 clinical trial for seladelpar in PSC.

Internal research and development costs increased by $2.8 million to $9.4 million from $6.6 million for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to higher employee compensation related expenses as we hired additional clinical, scientific and regulatory personnel to support our expanding clinical development activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended June 30, 2019 and 2018

General and administrative expenses increased by $0.9 million to $4.5 million from $3.6 million for the three months ended June 30, 2019 and 2018, respectively. The increase was driven primarily by higher employee compensation and other administrative expenses incurred to support our expanding operations.

Comparison of Six Months Ended June 30, 2019 and 2018

General and administrative expenses increased by $3.3 million to $10.2 million from $6.9 million for the six months ended June 30, 2019 and 2018, respectively. The increase was driven primarily by higher employee compensation and other administrative expenses incurred to support our expanding operations.

Other Income (Expense)

Interest income, net consists primarily of interest income from our marketable securities offset in part by interest expense related to our loan facility. In connection with the early payoff of our term loan facility in June 2018, we recognized a $0.4 million loss on the extinguishment of debt. Other expense, net consists of gains and losses resulting from the remeasurement of our investor and lender warrant liabilities at fair value. Other income (expense) is detailed below (in thousands):

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Q2	June 30,		Q2 YTD
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Other income (expense):
Interest income, net	$1,610	$933	$677	$2,786	$1,433	$1,353
Loss on extinguishment of debt	-	(407)	407	-	(407)	407
Other expense, net	-	(86)	86	-	(4,741)	4,741
Total other income (expense)	$1,610	$440	$1,170	$2,786	$(3,715)	$6,501

Comparison of Three Months Ended June 30, 2019 and 2018

Interest income, net increased $0.7 million, due to our increased investments portfolio and the extinguishment of our term loan in the second quarter of 2018. In prior periods, term loan interest expense partially offset interest income derived from our investments in marketable securities.

Other expense, net decreased by $0.1 million to zero in 2019 due to the extinguishment of our common stock warrant liabilities in the third quarter of 2018. The expense in the three months ended June 30, 2018 was driven by a loss on remeasurement of our warrant liabilities at fair value.

Comparison of Six Months Ended June 30, 2019 and 2018

Interest income, net increased $1.4 million, due to our increased investments portfolio and the extinguishment of our term loan in the second quarter of 2018. In prior periods, term loan interest expense offset interest income derived from our investments in marketable securities.

Other expense, net decreased by $4.7 million to zero in 2019, primarily due to the extinguishment of our common stock warrant liabilities in the third quarter of 2018. The expense in the six months ended June 30, 2018 was driven by a loss on remeasurement of our warrant liabilities at fair value.

Liquidity and Capital Resources

We have generated significant operating losses since our inception due to our continuing research and development activities. We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At June 30, 2019, we had cash, cash equivalents and marketable securities of $241.2 million, compared to $178.7 million at December 31, 2018. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities investments. We invest cash in excess of immediate requirements with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk. We believe these funds are sufficient to fund our current operating plan into 2021.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash used in operating activities	$(46,648)	$(19,264)
Net cash used in investing activities	(82,116)	(92,489)
Net cash provided by financing activities	107,850	133,425
Net (decrease) increase in cash and cash equivalents	$(20,914)	$21,672

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2019 increased by $27.3 million to $46.6 million as compared to $19.3 million for the same period in the prior year, partially due to an increase in our net loss to $47.1 million as a result of our expanding drug development activities and the timing of payments to our vendors. Additionally, cash used in the first half of 2018 was offset by the collection of a $5 million collaboration receivable and a $4.7 million adjustment to remove a non-cash loss recorded to revalue our warrant liability, without similar collections or non-cash activity in the same period of 2019.

Investing Activities: Net cash used in investing activities was $82.1 million for the six months ended June 30, 2019 compared to $92.5 million for the same period in the prior year, primarily due to the timing of our investments in marketable securities.

Financing Activities: Net cash provided by financing activities was $107.9 million for the six months ended June 30, 2019 compared to $133.4 million for the same period in the prior year. The overall decrease in 2019 was primarily due to the smaller size of our March 2019 public offering as compared to our February 2018 public offering.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $241.2 million as of June 30, 2019, compared to $178.7 million at December 31, 2018. As of June 30, 2019 and December 31, 2018, we held our cash, cash equivalents, and investments in marketable securities in deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates. Therefore, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2019, or December 31, 2018. We actively monitor changes in interest rates. We do not hold investments for trading purposes.

Foreign Exchange

We conduct our operations primarily in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations is denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. We record transactions denominated in foreign currencies at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three and six months ended June 30, 2019 and 2018, are included in other expense in the condensed consolidated statements of operations and comprehensive loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in foreign currencies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2019 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of June 30, 2019.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of June 30, 2019, we had cash, cash equivalents and marketable securities of approximately $241.2 million, which we believe is sufficient to fund our current operating plan into 2021. If appropriate opportunities become available, we intend to seek to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidate seladelpar (MBX-8025).

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

Beyond the plan of operations outlined above, our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies, including in particular the Phase 2 and Phase 3 studies of seladelpar;
•	the need for additional or expanded clinical studies;
•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration, validation and commercial program;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals;
•	the extent of our other development activities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing products and market developments.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, our product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate revenues from product sales depends heavily on our success in:

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

The 2017 U.S. tax legislation and future changes to applicable U.S. tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and policy relating to taxes may have an adverse effect on our business, financial condition and results of operations. For example, the U.S. government enacted significant tax reform in December 2017, and certain provisions of the new law may adversely affect us. Changes include, but are not limited to, a federal corporate tax rate decrease to 21% for tax years beginning after December 31, 2017, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017, eliminating carrybacks of net operating losses, and providing for indefinite carryforwards for losses generated in tax years after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable U.S. tax laws and regulations, or their interpretation and application could have an adverse effect on our business, financial conditions and results of operations.

Risks Related to Clinical Development and Regulatory Approval

We depend on the success of our product candidates, in particular seladelpar, which is still under clinical development and we may not obtain regulatory approval or successfully commercialize this product candidate.

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates, including seladelpar, which has completed multiple Phase 1 and Phase 2 clinical trials. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In July 2017, April 2018, and November 2018, we announced positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with primary biliary cholangitis, or PBC. During the fourth quarter of 2017, we initiated enrollment in a long-term extension study of seladelpar in patients with PBC. In February 2019, we completed enrollment in a Phase 2b study of seladelpar in patients with nonalcoholic steatohepatitis, or NASH and in June 2019 we announced interim results in that ongoing study. In October 2018 we commenced enrollment of a global Phase 3 study to evaluate seladelpar in patients with PBC. We expect to initiate a Phase 2 clinical study of seladelpar in patients with primary sclerosing cholangitis, or PSC in the third quarter of 2019. The success of seladelpar will depend on many factors, including the following:

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

Formulary approval and reimbursement may not be available for seladelpar, which could make it difficult for us to sell our products profitably.

Inclusion of seladelpar on insurance carrier or health plan lists of preferred drugs, sometimes referred to as formularies, may not be possible or may become an expensive and time consuming process. We cannot be certain if and when we will obtain formulary approval in our target markets. Failure to obtain timely formulary approval will limit our commercial success.

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

The historical trading price of our common stock has been volatile. Our stock price may continue to be subject to wide fluctuations in response to a variety of factors, including:

•	adverse or inconclusive results or delays in preclinical testing or clinical trials;
•	inability to obtain additional funding;
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

We expect that significant additional capital will be needed in the future to continue our planned product development efforts, in particular clinical trial, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in July 2017 we completed the issuance of 14,950,000 shares of our common stock at a public offering price of $6.50 per share in an underwritten public offering for net proceeds to us of approximately $91.1 million. In February 2018 we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 per share in an underwritten public offering for net proceeds to us of approximately $135.5 million. In addition, in December 2018 we filed a $200 million shelf registration statement on Form S-3 with the SEC and in March 2019 we completed the issuance of 9,200,000 shares of our common stock at a public offering price of $12.50 per share in an underwritten public offering off of this shelf registration statement for net proceeds to us of approximately $107.7 million. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of July 31, 2019, was 1,653,762 shares.

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

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1*	Offer letter, dated June 18, 2019, between CymaBay Therapeutics, Inc. and Janet Dorling.

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1

Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial and Accounting Officer) pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL, tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2019

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial Officer)

Date:	August 7, 2019