Form 10-Q
period 2019-09-30
CymaBay Therapeutics, Inc.
filed 2019-11-05
CIK 1042074

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

As of October 31, 2019, there were 68,701,043 shares of the registrant’s Common Stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CymaBay Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$43,462	$48,995
Marketable securities	175,132	129,669
Accrued interest receivable	509	304
Prepaid research and development expenses	7,900	1,670
Other prepaid expenses	768	924
Total current assets	227,771	181,562

Property and equipment, net	2,549	2,905
Operating lease right-of-use asset	219	-
Other assets	1,261	2,280
Total assets	$231,800	$186,747
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,494	$1,973
Accrued research and development expenses	10,819	8,588
Other accrued liabilities	5,045	3,854
Total current liabilities	17,358	14,415
Long-term portion of operating lease liability	1,851	-
Other liabilities	-	1,914
Total liabilities	19,209	16,329
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value: 100,000,000 shares authorized; 68,701,043 and 59,456,493 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	7	6
Additional paid-in capital	808,866	693,534
Accumulated other comprehensive income (loss)	177	(58)
Accumulated deficit	(596,459)	(523,064)
Total stockholders’ equity	212,591	170,418
Total liabilities and stockholders’ equity	$231,800	$186,747

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$23,193	$17,853	$62,900	$41,727
General and administrative	4,514	3,276	14,706	10,223
Total operating expenses	27,707	21,129	77,606	51,950
Loss from operations	(27,707)	(21,129)	(77,606)	(51,950)
Other income (expense):
Interest income	1,425	1,113	4,211	2,882
Interest expense	-	-	-	(336)
Loss on extinguishment of debt	-	-	-	(407)
Other income (expense), net	-	1,453	-	(3,288)
Total other income (expense)	1,425	2,566	4,211	(1,149)
Net loss	$(26,282)	$(18,563)	$(73,395)	$(53,099)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(51)	36	235	13
Total other comprehensive (loss) income	(51)	36	235	13
Comprehensive loss	$(26,333)	$(18,527)	$(73,160)	$(53,086)
Basic net loss per common share	$(0.38)	$(0.31)	$(1.10)	$(0.93)
Diluted net loss per common share	$(0.38)	$(0.34)	$(1.10)	$(0.93)

Weighted average common shares outstanding used to calculate basic net loss per common share	68,701,043	59,121,600	66,454,750	57,255,666
Weighted average common shares outstanding used to calculate diluted net loss per common share	68,701,043	59,387,780	66,454,750	57,298,105

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(73,395)	$(53,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	422	39
Stock-based compensation expense	7,483	5,275
Net accretion and amortization of investments in marketable securities	(1,909)	(1,358)
Non-cash interest associated with debt discount accretion	-	148
Loss on extinguishment of debt	-	407
Change in fair value of warrant liability	-	3,710
Gain on extinguishment of warrant liability	-	(422)
Accretion of tenant improvement allowance	-	(154)
Changes in assets and liabilities:
Receivable from collaboration	-	5,000
Interest receivable and other current assets	(205)	(93)
Prepaid expenses	(6,074)	(585)
Other assets	1,019	(729)
Accounts payable	(479)	318
Accrued liabilities	3,363	6,245
Accrued interest payable	-	(43)
Net cash used in operating activities	(69,775)	(35,341)
Investing activities
Purchases of property and equipment	(289)	(60)
Purchases of marketable securities	(246,180)	(249,422)
Proceeds from maturities of marketable securities	198,881	168,600
Proceeds from sale of marketable securities	3,980	-
Net cash used in investing activities	(43,608)	(80,882)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	107,746	135,520
Proceeds from issuance of common stock pursuant to equity award plans	104	3,547
Proceeds from issuance of common stock upon exercise of warrants	-	2,550
Repayment of facility loan principal	-	(6,527)
Payment of fees to extinguish facility loan	-	(126)
Net cash provided by financing activities	107,850	134,964
Net (decrease) increase in cash and cash equivalents	(5,533)	18,741
Cash and cash equivalents at beginning of period	48,995	23,054
Cash and cash equivalents at end of period	$43,462	$41,795
Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$470	$-
Cash paid for interest	$-	$231
Supplemental non-cash investing and financing activities
Lessor funded lease incentives included in other current assets	$-	$2,100
Issuance of common stock upon warrant exercises	$-	$9,379

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(unaudited)

	Three and Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	59,456,493	$6	$693,534	$(58)	$(523,064)	$170,418
Issuance of common stock upon exercise of stock options and incentive awards	37,550	-	97	-	-	97
Stock-based compensation expense	-	-	2,342	-	-	2,342
Issuance of common stock, net of $7,254 issuance costs	9,200,000	1	107,745	-	-	107,746
Net loss	-	-	-	-	(23,075)	(23,075)
Net unrealized gain on marketable securities	-	-	-	103	-	103
Balances as of March 31, 2019	68,694,043	$7	$803,718	$45	$(546,139)	$257,631
Issuance of common stock upon exercise of stock options and incentive awards	7,000	-	7	-	-	7
Stock-based compensation expense	-	-	2,276	-	-	2,276
Net loss	-	-	-	-	(24,038)	(24,038)
Net unrealized gain on marketable securities	-	-	-	183	-	183
Balances as of June 30, 2019	68,701,043	$7	$806,001	$228	$(570,177)	$236,059
Stock-based compensation expense	-	-	2,865	-	-	2,865
Net loss	-	-	-	-	(26,282)	(26,282)
Net unrealized loss on marketable securities	-	-	-	(51)	-	(51)
Balances as of September 30, 2019	68,701,043	$7	$808,866	$177	$(596,459)	$212,591

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share information)

(unaudited)

	Three and Nine Months Ended September 30, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2017	44,408,796	$4	$535,503	$(44)	$(450,516)	$84,947
Issuance of common stock upon exercise of warrants	297,144	-	3,753	-	-	3,753
Issuance of common stock upon exercise of stock options and incentive awards	667,656	-	3,276	-	-	3,276
Stock-based compensation expense	-	-	1,796	-	-	1,796
Issuance of common stock, net of $8,553 issuance costs	13,340,000	2	135,518	-	-	135,520
Net loss	-	-	-	-	(17,005)	(17,005)
Net unrealized loss on marketable securities	-	-	-	(88)	-	(88)
Balances as of March 31, 2018	58,713,596	$6	$679,846	$(132)	$(467,521)	$212,199
Issuance of common stock upon exercise of warrants	185,507	-	2,484	-	-	2,484
Issuance of common stock upon exercise of stock options and incentive awards	60,833	-	245	-	-	245
Stock-based compensation expense	-	-	1,751	-	-	1,751
Net loss	-	-	-	-	(17,531)	(17,531)
Net unrealized gain on marketable securities	-	-	-	65	-	65
Balances as of June 30, 2018	58,959,936	$6	$684,326	$(67)	$(485,052)	$199,213
Issuance of common stock upon exercise of warrants	474,194	-	5,691	-	-	5,691
Issuance of common stock upon exercise of stock options and incentive awards	5,000	-	26	-	-	26
Stock-based compensation expense	-	-	1,728	-	-	1,728
Net loss	-	-	-	-	(18,563)	(18,563)
Net unrealized gain on marketable securities	-	-	-	36	-	36
Balances as of September 30, 2018	59,439,130	$6	$691,771	$(31)	$(503,615)	$188,131

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

Liquidity

The Company has incurred net operating losses and negative cash flows from operations since its inception. During the nine months ended September 30, 2019, the Company incurred a net loss of $73.4 million and used $69.8 million of cash in operations. At September 30, 2019, the Company had an accumulated deficit of $596.5 million. CymaBay expects to incur substantial research and development expenses as it continues to study its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. As a result, management expects operating losses to continue in future years. The Company’s ability to achieve profitability is dependent primarily on its ability to successfully develop, acquire or in-license additional product candidates, continue clinical trials for product candidates currently in clinical development, obtain regulatory approvals, and support commercialization activities for its product candidates. Products developed by the Company will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.

As of September 30, 2019, the Company had cash, cash equivalents and marketable securities totaling $218.6 million, which the Company believes is sufficient to fund its current operating plan into 2021. The Company expects to incur substantial expenditures in the future for the development and potential commercialization of its product candidates. Because of this, the Company expects its future liquidity and capital resource needs will be impacted by numerous factors, including but not limited to, costs for the Company’s Phase 2 clinical trial in PSC, the ongoing Phase 2b clinical trial activities in NASH, and most significantly, the timing and conduct of PBC development activities. The Company’s PBC development activities include two Phase 3 clinical trials, one of which is a long-term open label study, as well as other new drug application (NDA)-enabling studies. The Company has obtained and expects to obtain additional funding to develop its products and fund future operating losses, as appropriate, through equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of its product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on its business, results of operations, and financial condition.

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

These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. “Prepaid research and development expenses” and “Other prepaid expenses”, which were previously reported together as “Prepaid expenses” on the condensed balance sheet, are now reported as separate line items.

In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2018, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2019. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the entire year ending December 31, 2019 or future operating periods.

Use of Estimates

The condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates and assumptions. The Company believes significant judgment can be involved in estimating stock-based compensation, accrued research and development expense, and the fair value of the Company’s common stock warrants. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each reporting period and updated to reflect current information and any changes in estimates will be reflected in the period first identified.

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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$38,715	$-	$-	$38,715
Total cash equivalents	38,715	-	-	38,715
Marketable securities:
U.S. and foreign commercial paper	-	49,044	-	49,044
U.S. and foreign corporate debt securities	-	58,877	-	58,877
Asset-backed securities	-	38,746	-	38,746
U.S. treasury securities	-	28,465	-	28,465
Total marketable securities	-	175,132	-	175,132
Total assets measured at fair value	$38,715	$175,132	$-	$213,847

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$39,481	$-	$-	$39,481
U.S. and foreign commercial paper	-	6,469	-	6,469
Total cash equivalents	39,481	6,469	-	45,950
Marketable securities:
U.S. and foreign commercial paper	-	51,627	-	51,627
U.S. and foreign corporate debt securities	-	34,634	-	34,634
Asset-backed securities	-	25,472	-	25,472
U.S. treasury securities	-	17,936	-	17,936
Total marketable securities	-	129,669	-	129,669
Total assets measured at fair value	$39,481	$136,138	$-	$175,619

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

The following table sets forth a summary of the changes in the fair value of the Company’s liabilities measured using Level 3 inputs (in thousands):

	For the Nine
	Months Ended September 30,
	2019	2018
Balance, beginning of period	$-	$6,091
Change in fair value	-	3,710
Settlement of financial instruments	-	(9,379)
Extinguishment of financial instruments	-	(422)
Balance, end of period	$-	$-

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

The following tables summarize amortized cost, unrealized gain and loss, and fair value of the Company’s available for sale marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Total
	Cost	Gains	Losses	Fair Value
As of September 30, 2019:
U.S. and foreign commercial paper	$49,044	$-	$-	$49,044
U.S. and foreign corporate debt securities	58,774	103	-	58,877
Asset-backed securities	38,695	51	-	38,746
U.S. treasury securities	28,442	23	-	28,465
Total marketable securities	$174,955	$177	$-	$175,132

		Gross	Gross
	Amortized	Unrealized	Unrealized	Total
	Cost	Gains	Losses	Fair Value
As of December 31, 2018:
U.S. and foreign commercial paper	$51,627	$-	$-	$51,627
U.S. and foreign corporate debt securities	34,668	-	(34)	34,634
Asset-backed securities	25,494	-	(22)	25,472
U.S. treasury securities	17,938	-	(2)	17,936
Total marketable securities	$129,727	$-	$(58)	$129,669

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

Subsequent to the adoption of the new leasing standard on January 1, 2019, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use assets, other accrued liabilities, and long-term portion of operating lease liabilities in our condensed consolidated balance sheet at September 30, 2019. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

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

In all periods presented, the Company’s outstanding stock options were excluded from the calculation of diluted net loss per share because their effects were antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss allocated to common stock-basic	$(26,282)	$(18,563)	$(73,395)	$(53,099)

Adjustments for revaluation and extinguishment of common stock warrants	-	(1,462)	-	(422)
Net loss allocated to common stock-diluted	$(26,282)	$(20,025)	$(73,395)	$(53,521)
Denominator:
Weighted average number of common stock shares outstanding - basic	68,701,043	59,121,600	66,454,750	57,255,666
Dilutive securities:
Common stock warrants	-	266,180	-	42,439
Weighted average number of common stock shares outstanding - diluted	68,701,043	59,387,780	66,454,750	57,298,105
Net loss per share - basic:	$(0.38)	$(0.31)	$(1.10)	$(0.93)
Net loss per share - diluted:	$(0.38)	$(0.34)	$(1.10)	$(0.93)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Common stock options	7,949	5,570	7,949	5,570
Incentive awards	127	130	127	130
	8,076	5,700	8,076	5,700

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

SEC Securities Act Release No. 33-10532

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018 and impact the Company’s condensed consolidated financial statements through, among other things, the addition of a requirement to present a statement of stockholders’ equity for interim periods. As a result of adopting this guidance, the Company is presenting its interim statement of stockholders’ equity in this Form 10-Q for the quarter and year to date period ending September 30, 2019. Additionally, the guidance also simplified certain non-material disclosures in its SEC filings.

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

3. Other Accrued Liabilities

Other accrued liabilities consist of (in thousands):

	September 30,	December 31,
	2019	2018
Accrued compensation	$3,201	$2,759
Accrued professional fees and other	1,455	670
Operating lease liability	389	-
Deferred rent	-	425
Total other accrued liabilities	$5,045	$3,854

4. Collaboration and License Agreements

Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.

In June 2006, the Company entered into an exclusive, worldwide, royalty-bearing license to seladelpar and certain other PPARδ compounds (the PPARδ Products) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPARδ Products. Janssen NV has a right of first negotiation under the agreement to license particular patents covering the PPARδ Product(s) from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPARδ Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARδ Products. No amounts were incurred or accrued for this agreement as of and for the three or nine months ended September 30, 2019 and 2018.

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

DiaTex, Inc.

In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license the covered IP. The license agreement contains a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products containing arhalofenate. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone. No development payments were made or became due as of and for the three or nine months ended September 30, 2019 and 2018 and no royalties have been paid to date.

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

5. Leases

The Company has one operating lease pertaining to 17,698 square feet of corporate office space in Newark, California pursuant to a lease agreement that commenced January 16, 2014 and was amended on April 16, 2018. At September 30, 2019 the Company’s lease portfolio had a weighted average remaining term of 4.3 years, with an option to extend for an additional 5 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.

The Company cannot determine the implicit rate in its lease, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used an incremental borrowing rate as of the date of adoption for leases that commenced prior to January 1, 2019. The weighted average discount rate for the Company’s lease portfolio at September 30, 2019 was 12.6%.

For the three and nine months ended September 30, 2019, the Company incurred $0.2 million and $0.4 million of lease costs included in operating expenses in the condensed consolidated statements of income and comprehensive income in relation to its operating lease, a portion of which was variable rent expense and not included within the measurement of the Company’s operating ROU assets and lease liabilities. The variable rent expense consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease components. Short-term lease costs were not material. At September 30, 2019, the Company’s operating lease right-of-use asset totaled $0.2 million, and the operating lease liability totaled $2.2 million. The short term portion of the operating lease liability was $0.3 million and is contained within other accrued liabilities on the balance sheet, with the remaining $1.9 million liability reported on the balance sheet as long-term portion of operating lease liability

Rent expense for the three and nine months ended September 30, 2018 was $0.1 million and $0.3 million, respectively, a portion of which represents immaterial variable rent expense.

As of September 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Operating
Leases
Year ending December 31,
2019 (from October to December)	$158
2020	647
2021	667
2022	686
2023	707
Thereafter	30
Total undiscounted future minimum lease payments	$2,895
Less: Imputed interest	655
Total operating lease liability	$2,240
Less: Current portion of operating lease liability (included in other accrued liabilities)	389
Long-term portion of operating lease liability	$1,851

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

7. Stock Plan and Stock-Based Compensation

Stock Plan

In accordance with the provisions of the Company’s 2013 Equity Incentive Plan (2013 Plan), the Board of Directors reduced the automatic increase in the share reserve to 2,378,259 shares, which were automatically available for issuance on January 1, 2019. During the three and nine months ended September 30, 2019, the Company granted options to purchase 589,600 and 2,733,960 shares, respectively, of its common stock to its employees and directors. As of September 30, 2019, there were 1,249,186 shares available for grant under the 2013 Plan.

Stock-Based Compensation Expense

Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$1,504	$741	$3,602	$2,045
General and administrative	1,361	987	3,881	3,230
Total stock-based compensation expense	$2,865	$1,728	$7,483	$5,275

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

In October 2018, we commenced enrollment of a global, Phase 3 registration study (ENHANCE) to evaluate seladelpar in patients with PBC. The Phase 3 study is a double-blind, randomized, placebo-controlled 52-week study evaluating the safety and efficacy of 5 mg and 10 mg of seladelpar versus placebo in patients with PBC who have had an inadequate response or are intolerant to first-line treatment with ursodeoxycholic acid (UDCA). An inadequate response is defined as a patient having alkaline phosphatase (ALP) levels greater than 1.67 times the upper limit of normal (ULN). Approximately 240 patients will be randomized to receive placebo, 5 mg of seladelpar, or 10 mg of seladelpar. Patients on 5 mg will have the potential to increase the dose, in a double-blinded manner, to 10 mg after 6 months if they have not yet met the primary endpoint. The primary endpoint is a composite response defined as a patient achieving an ALP level below 1.67 times the upper limit of normal, with at least a 15% reduction from baseline, and a normal total bilirubin at 52 weeks. The primary analysis will compare response rates of treatment groups to those of the placebo. Key secondary endpoints will be ALP normalization rate and changes in pruritus, as measured by the numerical rating scale, or NRS. In early November, we announced that we had reached target enrollment of 240 patients. We expect the ENHANCE Phase 3 study to be fully enrolled by the end of November 2019 and anticipate reporting topline Phase 3 data in early 2021.

In February 2019, we completed enrollment of a placebo-controlled Phase 2b proof-of-concept study to evaluate seladelpar at three doses in biopsy-proven NASH. The double-blind, placebo-controlled study randomized 181 subjects with biopsy-confirmed NASH and a liver fat content (LFC) greater than 10% to receive either placebo or seladelpar 10 mg, 20 mg, or 50 mg once-daily. The enrolled subjects had established NASH with a mean NAFLD Activity Score of 5.2 at baseline, with 83% of subjects having stage 2 or stage 3 fibrosis. Other key baseline characteristics include a mean LFC by magnetic resonance imaging-proton density fat fraction (MRI-PDFF) of 21% as well as elevated mean levels of alanine aminotransferase (ALT) and aspartate aminotransferase (AST) of 62 U/L and 46 U/L, respectively. Approximately half of the subjects enrolled had a diagnosis of type 2 diabetes.

In June 2019, we released topline 12-week data from our Phase 2b NASH study. The primary endpoint was the relative change in LFC from baseline to 12 weeks.  The study remains blinded and will continue to 52 weeks with assessments including a liver biopsy, non-invasive imaging evaluations, and biomarker assessments of inflammation and fibrosis. According to this data, treatment with seladelpar resulted in minimal reductions in liver fat as measured by MRI-PDFF that were not significant when compared to placebo. Treatment with seladelpar resulted in robust and clinically meaningful reductions in markers associated with liver injury. ALT declined up to 37.5% or 32 U/L in 12 weeks. These reductions in ALT are greater than the 17 U/L threshold that has been correlated with histologic improvement in NASH. Gamma glutamyl transferase (GGT) also decreased significantly, suggesting a reduction in hepatocellular oxidative stress. Significant reductions in ALP at 12 weeks were observed, supportive of a decrease in hepatocellular bile acids. We expect to announce 52-week topline data in the second quarter of 2020.

Also in June 2019, we announced plans for a Phase 2 study of seladelpar in patients with PSC. The planned Phase 2 study will be a randomized, placebo-controlled, dose-ranging study that will enroll approximately 100 patients at 60 sites globally. Seladelpar at doses of 5, 10, and 25 mg once daily will be studied versus placebo in a 1:1:1:1 randomization. The primary efficacy outcome will be the relative change in ALP from baseline at 24 weeks. The study includes an interim assessment of safety and efficacy after approximately 10 patients in each dose group reach 12 weeks of treatment. We initiated this study in the third quarter of 2019.

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

On March 8, 2019, pursuant to a shelf registration statement on Form S-3, we issued 8,000,000 shares of our common stock at $12.50 per share in an underwritten public offering, which we refer to as the March 2019 public offering. On March 11, 2019, the underwriters fully exercised their option to purchase additional shares resulting in the issuance of an additional 1,200,000 shares. Net proceeds from the March 2019 public offering were approximately $107.7 million after deducting underwriting discounts, commissions and other offering expenses.

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

Results of Operations

General

As of September 30, 2019, we had an accumulated deficit of $596.5 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have historically generated revenue from license arrangements and may in the future generate revenue from a variety of other sources, including license fees and milestone payments in connection with any future strategic partnerships, seladelpar is at a mid-level stage of development and our other product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Our results of operations for the three and nine months ended September 30, 2019 and 2018 are presented below (in thousands):

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Q3	September 30,		Q3 YTD
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Operating expenses:
Research and development	$23,193	$17,853	$5,340	$62,900	$41,727	$21,173
General and administrative	4,514	3,276	1,238	14,706	10,223	4,483
Total operating expenses	27,707	21,129	6,578	77,606	51,950	25,656
Loss from operations	(27,707)	(21,129)	(6,578)	(77,606)	(51,950)	(25,656)
Other income (expense):
Interest income, net	1,425	1,113	312	4,211	2,546	1,665
Loss on extinguishment of debt	-	-	-	-	(407)	407
Other income (expense), net	-	1,453	(1,453)	-	(3,288)	3,288
Total other income (expense)	1,425	2,566	(1,141)	4,211	(1,149)	5,360
Net loss	$(26,282)	$(18,563)	$(7,719)	$(73,395)	$(53,099)	$(20,296)

Operating Expenses

Operating expenses consist of research and development and general and administrative expenses as presented in the table below (in thousands):

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Q3	September 30,		Q3 YTD
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Operating expenses:
Research and development	$23,193	$17,853	$5,340	$62,900	$41,727	$21,173
General and administrative	4,514	3,276	1,238	14,706	10,223	4,483
Total operating expenses	$27,707	$21,129	$6,578	$77,606	$51,950	$25,656

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

For the three months ended September 30, 2019 and 2018, research and development expenses were $23.2 million and $17.9 million, respectively. For the nine months ended September 30, 2019 and 2018, research and development expenses were $62.9 and $41.7 million, respectively. Research and development expenses are detailed in the table below (in thousands):

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Q3	September 30,		Q3 YTD
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Project costs:
Seladelpar PBC clinical studies	$8,920	$7,030	$1,890	$27,718	$15,884	$11,834
Seladelpar NASH clinical studies	2,635	5,780	(3,145)	7,993	10,207	(2,214)
Seladelpar PSC clinical studies	1,288	-	1,288	2,264	-	2,264
Seladelpar drug manufacturing & development	3,607	1,167	2,440	7,014	4,605	2,409
Seladelpar other studies	530	222	308	2,072	725	1,347
Non-seladelpar studies	14	43	(29)	284	97	187
Total project costs	16,994	14,242	2,752	47,345	31,518	15,827
Internal research and development costs	6,199	3,611	2,588	15,555	10,209	5,346
Total research and development	$23,193	$17,853	$5,340	$62,900	$41,727	$21,173

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial and other materials; and
•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Comparison of Three Months Ended September 30, 2019 and 2018

Total project costs increased by $2.8 million to $17.0 million from $14.2 million for the three months ended September 30, 2019 and 2018, respectively. Project costs for the three months ended September 30, 2019 and 2018 consisted primarily of seladelpar-related clinical trial expenses. These increases were driven by higher manufacturing costs incurred to support our ongoing clinical trials and registration batches.

Internal research and development costs increased by $2.6 million to $6.2 million from $3.6 million for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to higher employee compensation related expenses as we hired additional clinical, scientific and regulatory personnel to support our expanding clinical development activities. We also incurred severance expense during the quarter due to the departure of an executive.

Comparison of Nine Months Ended September 30, 2019 and 2018

Total project costs increased by $15.8 million to $47.3 million from $31.5 million for the nine months ended September 30, 2019 and 2018, respectively. Project costs for the nine months ended September 30, 2019 consisted primarily of seladelpar-related clinical trial expenses. These increases were driven by ongoing enrollment activities related to our PBC Phase 3 clinical trial, startup activities related to our PSC Phase 2 clinical trial, and other NDA-enabling studies. The increased number and size of our clinical trials and the preparation of registration batches also resulted in higher manufacturing costs to support these activities. The overall increase in project costs was partially offset by decreased costs on our fully enrolled NASH Phase 2b study.

Internal research and development costs increased by $5.4 million to $15.6 million from $10.2 million for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to higher employee compensation related expenses as we hired additional clinical, scientific and regulatory personnel to support our expanding clinical development activities. We also incurred severance expense during 2019 due to the departure of an executive.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.

Comparison of Three Months Ended September 30, 2019 and 2018

General and administrative expenses increased by $1.2 million to $4.5 million from $3.3 million for the three months ended September 30, 2019 and 2018, respectively. The increase was driven primarily by higher employee compensation and other administrative expenses incurred to support our expanding operations.

Comparison of Nine Months Ended September 30, 2019 and 2018

General and administrative expenses increased by $4.5 million to $14.7 million from $10.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was driven primarily by higher employee compensation and other administrative expenses incurred to support our expanding operations.

Other Income (Expense)

Interest income, net consists primarily of interest income from our marketable securities offset in part by interest expense related to our loan facility. In connection with the early payoff of our term loan facility in June 2018, we recognized a $0.4 million loss on the extinguishment of debt. Other expense, net consists of gains and losses resulting from the remeasurement of our warrant liabilities at fair value. Other income (expense) is detailed below (in thousands):

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Q3	September 30,		Q3 YTD
	2019	2018	2019 vs 2018	2019	2018	2019 vs 2018
Other income (expense):
Interest income, net	$1,425	$1,113	$312	$4,211	$2,546	$1,665
Loss on extinguishment of debt	-	-	-	-	(407)	407
Other income (expense), net	-	1,453	(1,453)	-	(3,288)	3,288
Total other income (expense)	$1,425	$2,566	$(1,141)	$4,211	$(1,149)	$5,360

Comparison of Three Months Ended September 30, 2019 and 2018

Interest income, net increased $0.3 million, due to our increased investments portfolio.

Other income, net decreased by $1.4 million to zero in 2019 due to the extinguishment of our common stock warrant liabilities in the third quarter of 2018. The income in the three months ended September 30, 2018 was driven by a gain on remeasurement of our warrant liabilities at fair value.

Comparison of Nine Months Ended September 30, 2019 and 2018

Interest income, net increased $1.7 million, due to higher interest earned on our investments portfolio and the extinguishment of our term loan in the second quarter of 2018. In prior periods, term loan interest expense offset interest income derived from our investments in marketable securities.

Other expense, net decreased by $3.3 million to zero in 2019, primarily due to the extinguishment of our common stock warrant liabilities in the third quarter of 2018. The expense in the nine months ended September 30, 2018 was driven by a loss on remeasurement of our warrant liabilities at fair value.

Liquidity and Capital Resources

We have generated significant operating losses since our inception due to our continuing research and development activities. We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At September 30, 2019, we had cash, cash equivalents and marketable securities of $218.6 million, compared to $178.7 million at December 31, 2018. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities investments. We invest cash in excess of immediate requirements with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk. We believe these funds are sufficient to fund our current operating plan into 2021.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(69,775)	$(35,341)
Net cash used in investing activities	(43,608)	(80,882)
Net cash provided by financing activities	107,850	134,964
Net (decrease) increase in cash and cash equivalents	$(5,533)	$18,741

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2019 increased by $34.5 million to $69.8 million as compared to $35.3 million for the same period in the prior year, partially due to an increase in our net loss to $73.4 million as a result of our expanding drug development activities and the timing of payments to our vendors. Additionally, cash used in the nine months ended September 30, 2018 was offset by the collection of a $5 million collaboration receivable and a $3.7 million adjustment to remove a non-cash loss recorded to revalue our warrant liability, without similar collections or non-cash activity in the same period of 2019.

Investing Activities: Net cash used in investing activities was $43.6 million for the nine months ended September 30, 2019 compared to $80.9 million for the same period in the prior year, primarily due to the timing of our investments in marketable securities.

Financing Activities: Net cash provided by financing activities was $107.9 million for the nine months ended September 30, 2019 compared to $135.0 million for the same period in the prior year. The overall decrease in 2019 was primarily due to the smaller size of our March 2019 public offering as compared to our February 2018 public offering.

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

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our cash, cash equivalents, and investments. We had cash, cash equivalents, and investments of $218.6 million as of September 30, 2019, compared to $178.7 million at December 31, 2018. As of September 30, 2019 and December 31, 2018, we held our cash, cash equivalents, and investments in marketable securities in deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of the interest rates. Therefore, a portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2019, or December 31, 2018. We actively monitor changes in interest rates. We do not hold investments for trading purposes.

Foreign Exchange

We conduct our operations primarily in the United States using the U.S. Dollar. However, we conduct limited operations in foreign countries, primarily for clinical and regulatory services, whereby settlement of our obligations is denominated in the local currency. Transactional exposure arises when transactions occur in currencies other than the U.S. Dollar. We record transactions denominated in foreign currencies at the exchange rate prevailing at the date of the transaction with the resulting liabilities being translated into the U.S. Dollar at exchange rates prevailing at the balance sheet date. The resulting gains and losses, which were insignificant for the three and nine months ended September 30, 2019 and 2018, are included in other expense in the condensed consolidated statements of operations and comprehensive loss. We do not use currency forward exchange contracts to offset the related effect on the underlying transactions denominated in foreign currencies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2019 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of September 30, 2019, we had cash, cash equivalents and marketable securities of approximately $218.6 million, which we believe is sufficient to fund our current operating plan into 2021. If appropriate opportunities become available, we intend to seek to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete. We expect our expenses to increase in connection with our ongoing activities, particularly as we advance development of our lead clinical product candidate seladelpar (MBX-8025).

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

Beyond the plan of operations outlined above, our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies, including in particular the Phase 2 and Phase 3 studies of seladelpar;
•	the need for additional or expanded clinical studies;
•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration, validation and commercial programs;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals;
•	the extent of our other development activities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing products and market developments.

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates, including seladelpar, which has completed multiple Phase 1 and Phase 2 clinical trials. There is no guarantee that our clinical trials will be completed or, if completed, will be successful. In July 2017, April 2018, and November 2018, we announced positive interim results from an ongoing low-dose Phase 2 study of seladelpar in patients with primary biliary cholangitis, or PBC. During the fourth quarter of 2017, we initiated enrollment in a long-term extension study of seladelpar in patients with PBC. In February 2019, we completed enrollment in a Phase 2b study of seladelpar in patients with nonalcoholic steatohepatitis, or NASH and in June 2019 we announced interim results in that ongoing study. In October 2018 we commenced enrollment of a global Phase 3 study to evaluate seladelpar in patients with PBC and we expect to complete enrollment of this study by the end of November 2019. We initiated a Phase 2 clinical study of seladelpar in patients with primary sclerosing cholangitis, or PSC in the third quarter of 2019. The success of seladelpar will depend on many factors, including the following:

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

We have commenced clinical trials to test seladelpar for the treatment of PBC, PSC and NASH. If seladelpar does not demonstrate safety or efficacy in these indications, or if the benefits of treatment with seladelpar do not outweigh the risks, our ability to successfully develop and commercialize seladelpar may be adversely affected.

We commenced clinical trials of seladelpar for the indications for PBC, PSC and NASH. Seladelpar may not be demonstrated to be effective in these indications or other indications we may target. Although we believe that seladelpar may be beneficial to address PBC, PSC and/or NASH, there is no guarantee that seladelpar will prove to be safe or efficacious in the treatment of these diseases, or that we will be able to obtain regulatory approval for these indications. The results of these clinical studies and other nonclinical studies may determine whether the benefits perceived from the use of seladelpar would outweigh the risks perceived from treatment with seladelpar.

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

For example, the Patient Protection and Affordable Care Act (PPACA) was enacted to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The PPACA revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. New provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA such as removing penalties, starting January 1, 2019, for not complying with the PPACA’s individual mandate to carry health insurance, delaying the implementation of certain PPACA-mandated fees, and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. On December 14, 2018, a Texas U.S. District Court Judge ruled that the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the PPACA will impact the PPACA and our business. Although the full effect of the PPACA remains uncertain, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Further, other legislative changes have been adopted since the PPACA was enacted, such as the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, which have resulted in reduced reimbursement under the Medicare program.

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

The life sciences industry is highly competitive, and we face significant competition from other pharmaceutical, biopharmaceutical and biotechnology companies and possibly from academic institutions, government agencies and private and public research institutions that are researching, developing and marketing products designed to address diseases that we are seeking to treat. Our competitors generally have significantly greater financial, manufacturing, marketing and drug development resources. Large pharmaceutical companies, in particular, have extensive experience in the clinical testing of, obtaining regulatory approvals for, and marketing of, drugs. New developments, including the development of other pharmaceutical technologies and methods of treating disease, occur in the pharmaceutical and life sciences industries at a rapid pace.

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

We expect that significant additional capital will be needed in the future to continue our planned product development efforts, in particular clinical trial, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in July 2017 we completed the issuance of 14,950,000 shares of our common stock at a public offering price of $6.50 per share in an underwritten public offering for net proceeds to us of approximately $91.1 million. In February 2018 we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 per share in an underwritten public offering for net proceeds to us of approximately $135.5 million. In addition, in December 2018 we filed a $200 million shelf registration statement on Form S-3 with the SEC and in March 2019 we completed the issuance of 9,200,000 shares of our common stock at a public offering price of $12.50 per share in an underwritten public offering off of this shelf registration statement for net proceeds to us of approximately $107.7 million. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of October 31, 2019, was 1,245,786 shares.

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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL, tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2019

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial Officer)

Date:	November 5, 2019