Form 10-K
period 2019-12-31
CymaBay Therapeutics, Inc.
filed 2020-03-16
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
10-K
or any amendment to this Form
10-K.

☒

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging Growth Company	☐
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
28
, 2019, was $487,988,477. This excludes 546,232 shares of the registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June
28
, 2019. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding as of February 29, 2020, was 68,882,459.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part III, Items
10-14
of this Annual Report on Form
10-K.

Cymabay Therapeutics, Inc.
ANNUAL REPORT ON FORM
10-K
For the Year Ended December 31, 2019

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
Our lead product candidate, seladelpar, is a potent and selective agonist of peroxisome proliferator activated receptor delta (PPAR
d
), a nuclear receptor that regulates genes directly or indirectly involved in the synthesis of bile acids/sterols, metabolism of lipids and glucose, inflammation and fibrosis. We have been developing seladelpar for the treatment of liver diseases including:
•	primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver resulting in impaired bile flow (cholestasis) and inflammation;
•	nonalcoholic steatohepatitis (NASH), a prevalent and serious chronic liver disease caused by excessive fat accumulation in the liver that results in inflammation and cellular injury that can progress to fibrosis and cirrhosis, and potentially liver failure and death; and
•	primary sclerosing cholangitis (PSC), a rare, chronic cholestatic liver disease characterized by diffuse inflammation and fibrosis of the intrahepatic and extrahepatic bile ducts.
Key elements of our strategy have been to advance clinical development of seladelpar for patients with PBC, NASH and PSC, to strengthen our patent portfolio and other means of protecting exclusivity, and to evaluate other product candidates.
We reported net losses of approximately $102.8 million, $72.5 million and $27.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had cash equivalents and marketable securities totaling $190.9 million.

Recent Events
In November 2019, we announced the termination of our Phase 2b study of seladelpar in subjects with NASH and our recently initiated Phase 2 study of seladelpar in subjects with PSC. In addition, we placed on hold all studies of seladelpar in subjects with PBC. The decision to halt development of seladelpar was based on initial histological observations in the Phase 2b study of seladelpar in NASH that were observed in the first blinded tranche of liver biopsies in the trial. These observations were characterized by an interface hepatitis presentation, with or without biliary injury. Although these patients had stable or improving biochemical markers of liver disease, the decision to halt development was based on a need to understand the significance of the observations, and possible impact on patients, before dosing additional patients with seladelpar. The U.S. Food and Drug Administration (FDA) agreed with this decision and subsequently placed a formal clinical hold on seladelpar in December 2019. We have since terminated our Phase 3 and other
NDA-enabling
studies of seladelpar in subjects with PBC.
With the receipt of additional requests from the FDA, we have initiated a series of investigative actions to better understand the baseline characteristics of patients enrolled in our Phase 2b NASH study and the histological observations identified by our study pathologists at the end of treatment.
The investigation includes three activities intended to confirm and subsequently understand the significance of the observations. The first is a comprehensive collection and review of data including patient demographics, medical history, concomitant medications and additional biochemical markers. The second is a blinded, independent review of baseline and end of treatment biopsies by several, experienced liver pathologists. Finally, the third, is a formal pathology and clinical hepatology review panel meeting during which experts will review all information gathered to provide a consensus independent determination of the role of seladelpar in these findings. These activities are essential to our follow-up
with the FDA and to determine if there may be a path forward for seladelpar. Following the announcement of the histological observations, we also commenced a process to evaluate all potential ways to maximize stockholder value. This includes a comprehensive evaluation of possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing agreements, dissolution and liquidation of our assets, and/or continuing development of our internal programs.
CymaBay Pipeline Overview
Our pipeline includes two clinical stage product candidates: seladelpar (MBX-8025) and MBX-2982* We have one preclinical stage product candidate,
CB-001.

Product Candidates	Disease/condition	Status	Description
Seladelpar	Primary Biliary Cholangitis (PBC)	Phase 3 (terminated)	52-week study to evaluate seladelpar in PBC patients with inadequate response or intolerance to ursodeoxycholic acid (UDCA) (NCT03602560) †
Seladelpar	Nonalcoholic Steatohepatitis (NASH)	Phase 2 (terminated)	52-week study to evaluate safety, tolerability, and effect of seladelpar in patients with NASH (NCT03551522) †
Seladelpar	Primary Sclerosing Cholangitis (PSC)	Phase 2 (terminated)	A 24-week study to evaluate the safety, tolerability, and efficacy of Seladelpar in patients with PSC (NCT04024813) †
MBX-2982* (GPR 119 agonist)	Gut/Liver	Pre-IND	Undisclosed indication(s)
CB-001 (GPR 120 agonist)	Gut/Liver	Preclinical	Undisclosed indication(s)
*	Phase 2 (discontinued) in type 2 diabetes supported safety and pharmacokinetic profile, currently being explored for other indication(s).

Seladelpar (MBX-8025)
Summary
Seladelpar is a selective agonist for the peroxisome proliferator-activated receptor delta (PPAR
d
). The PPAR
d
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
•	Significant reductions in markers of cholestasis, such as alkaline phosphatase (ALP) and gamma-glutamyl transferase (GGT),
•	Decreases in high-sensitivity C-reactive protein (hs-CRP), a marker of inflammation,
•	Lowered LDL-C and raised high-density-lipoprotein (HDL-C), and
•	Decreased triglycerides and free fatty acids.
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
In November 2019, we announced that we were terminating our Phase 2b study of seladelpar in subjects with NASH and our Phase 2 study of seladelpar in patients with PSC and putting ENHANCE, our Phase 3 study of seladelpar in subjects with PBC, on hold. The FDA agreed with this decision and subsequently placed a formal clinical hold on seladelpar in December 2019. We have since terminated our Phase 3 and other
NDA-enabling
studies of seladelpar in subjects with PBC. The decision to halt development of seladelpar was based on initial histological observations in the Phase 2b study of seladelpar in NASH that were observed in the first tranche of liver biopsies in the trial. These observations were characterized by an interface hepatitis presentation, with or without biliary injury. Although these patients had stable or improving biochemical markers of liver disease, the decision to halt development was based on a need to understand the significance of the observations, and possible impact on patients, before dosing additional patients with seladelpar. We have initiated a series of investigative actions that will involve consultation with independent, third-party experts to better understand the baseline characteristics of patients enrolled in our Phase 2b NASH study and the histological observations identified by our study pathologists at the end of treatment.
Overall, our seladelpar program remains on hold as we continue our investigation of the histological observations and continue our discussions with the FDA.
Target Indications for Seladelpar Clinical
We have been targeting PBC, NASH, and PSC as indications for seladelpar, although our programs for each of these indications are on hold. The following is a short description of each of these target indications.

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
PBC primarily affects an estimated one in 1,000 women over the age of 40. Due to its low prevalence, PBC has been recognized as an orphan disease in the U.S. and E.U., meeting its respective FDA and EMA orphan designation criteria. Diagnosis of PBC is confirmed by elevated serum alkaline phosphatase (AP) presence and/or magnitude of antimitochondrial antibody (AMA presence), and liver biopsies, although biopsies are no longer required for diagnosis in most patients.
The most common clinical symptoms of PBC include fatigue and pruritus, or itching (up to 70% occurrence), which adversely affects many patients’ quality of life. PBC patients are also frequently affected by conditions including jaundice, hyperlipidemia (notably hypercholesterolemia), hypothyroidism, osteopenia and osteoporosis, and coexisting autoimmune diseases. Late complications of PBC include portal hypertension, malabsorption, deficiencies of fat-soluble
vitamins, and steatorrhea (excess fat in feces). Left untreated, PBC disease progression can lead to the need for liver transplantation and liver-related mortality. Despite being a rare disease, PBC is one of the top six indications for liver transplantation in the U.S. and E.U. Recurrence of PBC following liver transplantation is reported in
11-46%
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
Competition/Industry
We face competition from pharmaceutical and biotechnology companies. The
FDA-approved
treatments for PBC are ursodeoxycholic acid (UDCA), also known as ursodiol, a generic drug, and obeticholic acid (Ocaliva
®
). UDCA is a natural bile acid that decreases serum levels of AP, bilirubin, alanine transferase, aspartate aminotransferase, cholesterol, and immunoglobulin M, which are all elevated in patients with PBC and can serve as biochemical markers of disease. Ocaliva
®
is a synthetic bile acid analog that binds to and activates the farnesoid X receptor, or FXR, and received orphan designations in the U.S. and the E.U. Elafibranor (Genfit S.A.) is a mixed PPAR
a
/
d
agonist in development for patients with PBC. In April 2019, Genfit announced elafibranor had been granted Breakthrough Therapy Designation by the U.S. FDA for the treatment of PBC. In December 2018, Genfit announced positive Phase 2 results from a Phase 2 study evaluating the efficacy and safety of elafibranor (80 mg and 120 mg once-daily) in adult patients with PBC who had an inadequate response to UDCA.
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

An inadequate response is defined as a patient having AP greater than 1.67 times the upper limit of normal (ULN). Approximately 265 patients were randomized to receive placebo, 5 mg of seladelpar, or 10 mg of seladelpar. Patients on 5 mg were to have the potential to increase the dose, in a double-blinded manner, to 10 mg after 6 months if they have not yet met the primary endpoint. The primary endpoint was a composite response defined as a patient achieving an AP level below 1.67 times the upper limit of normal, with at least a 15% reduction from baseline, and a normal total bilirubin at 52 weeks. The primary effective measure was to compare response rates of treatment groups to those of the placebo. Key secondary endpoints were to be AP normalization rate and changes in pruritus, as measured by the numerical rating scale, or NRS.
In December 2019, we announced that this trial was being terminated based on initial histological observations in our Phase 2b study of seladelpar in NASH. The FDA subsequently placed a formal clinical hold on development of seladelpar in all indications.
Safety Extension Study
Our long-term safety extension study of seladelpar was open to patients participating in current or future PBC studies in the PBC clinical development program. Patients completing the Phase 2 open label study discussed immediately below began transferring into the long-term safety extension study in December 2017. To date, 54 patients have received seladelpar between 12 and 24 months and 52 patients have received seladelpar between 24 and 36 months. The extension study was discontinued due to the histological observations in the Phase 2b NASH study.
Phase 2 Open Label Study
In December 2016, we initiated a second Phase 2 Low Dose study of seladelpar in patients with PBC. The study was an open label, randomized, dose-ranging study evaluating lower doses of seladelpar and the primary efficacy endpoint percent change in AP from baseline. Secondary outcomes were to evaluate other markers of cholestasis, inflammation, and lipid parameters, as well as clinical symptoms such as pruritus and quality of life.
Following positive results from our planned interim analysis in early 2018, we released updated data from the Phase 2 Low Dose study in November 2018 that continued to show sustained anti-cholestatic and anti-inflammatory effects with no worsening of pruritus through 52 weeks. Results highlight the potential for seladelpar to offer patients an efficacious treatment option.
Specifically, efficacy data was released on the first set of patients treated for 52 weeks and safety data on patients that received at least one dose of seladelpar in the study. Eligible PBC patients with either an inadequate response or intolerance to ursodeoxycholic acid (UDCA) were randomized to daily seladelpar at 5 or 10 mg. After 12 weeks, patients on 5 mg could escalate to 10 mg if their AP treatment goal was not met (5/10 mg group). The primary efficacy outcome was the AP % change from baseline. At 52 weeks, the mean decreases in AP were
-47%
and
-46%
in the 5/10 and 10 mg groups, respectively. A key secondary outcome was the composite response measured at week 52 where a responder was defined as a patient with AP <1.67 x ULN,
≥
15% decrease in AP, and total bilirubin
≤
ULN. At 52 weeks, 59% and 71% of patients met the composite endpoint in the 5/10 and 10 mg groups, respectively. The anti-cholestatic effect of seladelpar was further substantiated with normalization of AP levels at 52 weeks in 24% and 29% of patients in the 5/10 and 10 mg groups, respectively. Treatment with seladelpar also demonstrated a robust anti-inflammatory activity with median transaminase decreases of
-31%
and
-33%
in the 5/10 and 10 mg groups, respectively.
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

The study is complete and in the data cleaning phase. Of the 119 patients that received at least one dose of seladelpar, 11 serious adverse events were documented, and none were considered related to seladelpar. Three patients discontinued seladelpar, of which only one discontinuation, for a grade 1 gastroesophageal reflux, was deemed related to seladelpar. There was no transaminase safety signal, and importantly, there was no indication that seladelpar was associated with drug-induced pruritus.
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
The accumulation of fat in combination with hepatic inflammation can cause chronic liver injury leading to nonalcoholic steatohepatitis (NASH). NASH is the progressive form of NAFLD and increases patient risk of developing advanced liver fibrosis, cirrhosis, decompensated cirrhosis, the need for liver transplantation, hepatocellular carcinoma (HCC), and/or death. Serum markers that are often elevated in NASH patients include the transaminases alanine aminotransferase (ALT) and/or aspartate aminotransferase (AST). Liver biopsies are performed to confirm a NASH diagnosis. Approximately
10-20%
of individuals with NAFLD progress to NASH.
Competition/Industry
There are currently no drugs approved in the U.S. or E.U. for the treatment of NASH. In September 2019, Intercept Pharmaceuticals filed a New Drug Application to the U.S. FDA for obeticholic acid in patients with fibrosis due to NASH. Several clinical studies have been completed or are underway with drug candidates that may affect disease outcomes in patients with non-cirrhotic
NASH, including Phase 3 studies with Ocaliva
®
, an FXR-agonist (Intercept Pharmaceuticals), elafibranor (GFT505), a PPAR
a
/
d
agonist (Genfit SA), cenicriviroc, a CCR2/5 receptor antagonist (Allergan), and selonsertib, an ASK1 inhibitor (Gilead). Over two dozen other compounds are currently in Phase 2 development in NASH.
Studies of Seladelpar in NASH
Phase 2b NASH Study
In May 2018, we initiated a randomized, placebo-controlled, parallel, dose-ranging Phase 2b study to evaluate seladelpar in patients with NASH. In February 2019, we announced full enrollment of 181 patients with liver biopsy proven NASH at specialized U.S. investigational centers. Seladelpar at doses of 10, 20, and 50 mg per day were studied versus placebo in a 2:2:2:1 randomization. The primary efficacy outcome was the change from baseline in liver fat content at 12 weeks as measured by magnetic resonance imaging using the proton density fat fraction method (MRI-PDFF). In June 2019, we announced results from the primary efficacy outcome, which were that treatment with seladelpar resulted in minimal reductions in liver fat that were not significant when compared to placebo. Treatment with seladelpar did, however, result in robust and clinically meaningful reductions in markers associated with liver injury. Alanine aminotransferase (ALT) declined up to 37.5% or 32 U/L in 12 weeks. These reductions in ALT are significantly greater than the 17 U/L threshold that has been correlated with histologic improvement in NASH. Gamma glutamyl transferase (GGT) also decreased significantly, suggesting a reduction in hepatocellular oxidative stress. Significant reductions in alkaline phosphatase (AP) at 12 weeks were observed, supportive of a decrease in hepatocellular bile acids. The marked changes in these liver enzymes collectively suggested the potential to impact ballooning and lobular inflammation, the two key components of NASH resolution. In November 2019, we announced that this trial was terminated based on initial histological observations. Although these patients had stable or improving biochemical markers of liver disease, FDA placed a clinical hold on dosing additional patients with seladelpar due to the lack of understanding the significance of the observations, and possible impact on patients. We have initiated a series of investigative actions to better understand the histological observations.
In March 2020, we announced additional preliminary data from the terminated Phase 2b study of seladelpar in patients with NASH. For liver tests at 52 weeks, there were 19, 35, 41 and 40 evaluable patients in the placebo, 10, 20 and 50 mg groups, respectively. The corresponding percent changes from baseline at week 52 in ALT were +1.1%, -29.1%, -41.9% and -41.3%. Similarly for AST, relative changes at week 52 were -0.5%,
-19.7%,
-25.0%,
and
-16.6%
percent for placebo, 10, 20 and 50 mg, respectively. Finally, corresponding changes in GGT were -0.6%, -29.0%, -46.1% and -35.0%. Out of 181 patients enrolled in the study, there were 152 with paired biopsies at entry and end-of-treatment. The number of patients with paired biopsies in the placebo, 10, 20 and 50 mg seladelpar groups were 25, 39, 42 and 46, respectively. The proportion of responders with resolution of NASH with no worsening in fibrosis were 8.0%, 10.3%, 19.0% and 26.1% in the placebo, 10, 20 and 50 mg seladelpar groups, respectively. The corresponding responder rates for at least a one stage improvement in fibrosis with no worsening in NASH were 20.0%, 23.1%, 23.8% and 37.0%. The proportion of patients meeting both endpoints were 8.0%, 5.1%, 11.9% and 19.6% for the placebo, 10, 20 and 50 mg seladelpar groups, respectively.
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
Primary Sclerosing Cholangitis (PSC)
Summary
Primary Sclerosing Cholangitis (PSC) is a rare, chronic cholestatic liver disease that is characterized by diffuse inflammation and fibrosis of the bile ducts. The disease predominantly affects the medium to large-sized
bile ducts inside and outside the liver and is manifested by ongoing ductal destruction leading to cholestasis, advanced fibrosis, and cirrhosis. Disease progression will eventually lead to liver failure with consequent complications such as portal hypertension and increased risk of malignancy, including hepatocellular carcinoma (HCC) and cholangiocarcinoma. Other clinical symptoms of PSC include fatigue and pruritus. Males are affected twice as often as females and an estimated 70% of PSC patients have concomitant inflammatory bowel disease, particularly ulcerative colitis. There are currently no
FDA-approved
treatments for PSC. In other clinical studies, seladelpar has demonstrated anti-cholestatic and anti-inflammatory activity, suggesting the potential of seladelpar as a therapeutic option for the treatment of PSC.
Competition/Industry
There are currently no drugs approved in the U.S. or E.U. for the treatment of PSC. However, clinical studies have been completed or are underway with drug candidates that may affect disease outcomes in patients with PSC, including a Phase 2 study with Ocaliva
®
, an FXR-agonist (Intercept Pharmaceuticals), and other compounds which are in earlier stages of development in PSC.
Studies of Seladelpar in PSC
Phase 2 PSC Study
In June 2019, we initiated a Phase 2 randomized, placebo-controlled, dose-ranging study of seladelpar in patients with PSC that was designed to enroll approximately 100 patients at 60 sites globally. Seladelpar at doses of 5, 10, and 25 mg once daily would have been studied versus placebo in a 1:1:1:1 randomization. The primary efficacy outcome was the relative change in alkaline phosphatase (AP) from baseline at 24 weeks. The study was discontinued due to the histological observations in the Phase 2 NASH study. At the time of study termination, 1 subject, randomized to placebo was enrolled.
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
We believe MBX-2982 may also have utility in various diseases impacting the gut, liver or gut-liver
axis and are currently exploring potential opportunities to advance development.
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
Arhalofenate
Summary
Arhalofenate is a dual-acting anti-inflammatory and uric acid lowering agent being developed for the treatment of gout. In 2016, we entered into an exclusive licensing agreement granting Kowa Pharmaceuticals

America, Inc. the rights to develop and commercialize arhalofenate in the U.S. (including all possessions and territories). Under the terms of the agreement with Kowa, we received an upfront payment of $5.0 million, and in January 2018 we received a $5.0 million milestone payment for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. We were also entitled to receive additional milestone payments based upon the achievement of specific development and sales milestones and royalties on future sales of arhalofenate products. On October 24, 2018, we received a notice from Kowa terminating the license agreement for the development of arhalofenate, effective on January 22, 2019. As a result of the termination, the rights licensed to Kowa through the agreement reverted to us on the termination date and we are no longer eligible to receive additional milestone payments or royalties from Kowa.
License Agreements and Intellectual Property
General
We actively seek to obtain, where appropriate, patent protection and regulatory exclusivity for the proprietary technology that we consider important to our business, including compounds, compositions and formulations, their methods of use and processes for their manufacture both in the United States and other countries. We also rely on trade secrets, know-how,
continuing technological innovation and
in-licensing
to develop and maintain our proprietary position. Our success depends in part on our ability to obtain, maintain and enforce proprietary protection for our product candidates, technology and know — how, to operate without infringing the proprietary rights of others, and to exclude others from infringing our proprietary rights. However, patent protection may not afford us complete protection against competitors who seek to circumvent our patents.
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
Collaborations and Licensing Agreements
We have entered into various arrangements with licensors and licensees. Our current significant collaborations are summarized below:
Johnson & Johnson:
In June 2006, we entered into a license agreement with Janssen Pharmaceutical NV (Janssen NV), an affiliate of Johnson & Johnson, in which we received an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPAR
d
compounds (the PPAR
d
Products) with the right to grant sublicenses to third parties to make, use and sell such PPAR
d
Products. Under the terms of the agreement, we have full control and responsibility over the research, development and registration of any PPAR
d
Products and are required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of certain patents related to the PPAR
d
Products. Janssen NV has a right of first negotiation under the agreement to license PPAR
d
Products from us in the event that we elect to seek a third-party corporate partner for the research, development, promotion, and/or commercialization of such PPAR
d
Product. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPAR
d
Products. Under the terms of the agreement, if we do not expend more than a de minimis amount of effort and resources on the research and/or development of at least one PPAR
d
Product, such action would constitute a default under the agreement. In addition, if we fail to use diligent efforts to promote, market and sell any PPAR
d
Product under the agreement, such action would constitute a default under the agreement. In the event of such default, or upon our termination of the agreement, we are obligated to grant Janssen NV a worldwide, exclusive, irrevocable license under the agreement in all information that is controlled, developed or acquired by us that relates to a PPAR
d
compound or PPAR
d
Product and in all patents that are filed during the term of the agreement with a priority date after the effective date of the agreement and relate to a PPAR
d
compound or PPAR
d
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
Intellectual Property
We own or
co-own
approximately 40 United States patents and 190 foreign patents, as well as approximately 10 United States patent applications and 40 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. In addition, we license from third parties approximately 20 United States patents and 1 United States patent application, 330 foreign patents and 20 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. These patents and patent applications include claims covering various aspects of our product pipeline and research and development strategies, including certain PPAR
d
agonists (including seladelpar), their compositions and uses both alone and in combination with other drugs, arhalofenate crystal forms, methods of use and methods of manufacture, and certain GPR119 and GPR 120 agonist compositions and uses.
The seladelpar portfolio consists of approximately 470 issued patents and 70 pending patent applications related to composition and method of use that we believe protect it through at least 2025-2038, before accounting for any potential patent term extension. Patent and trade secret protection is critical to our business. Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property, to extend the life of patents covering our product candidates, to preserve trade secrets and proprietary know-how,
and to operate without infringing the patents and proprietary rights of third parties.

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
We have been developing seladelpar for the treatment of patients with PBC, PSC and NASH; competition in these indications is discussed further below.
PBC Competition
Currently, the only
FDA-approved
treatments for PBC are ursodeoxycholic acid (UCDA), also known as ursodiol, an isomer of chenodeoxycholic acid and the synthetic bile acid analog obeticholic acid (Ocaliva
®
, Intercept Pharmaceuticals). Ursodiol decreases serum levels of AP, bilirubin, alanine aminotransferase, aspartate aminotransferase, cholesterol, and immunoglobulin M, all of which are elevated in patients with PBC and can serve as biochemical markers of the disease. In a study that combined data from three controlled trials with a total of 548 patients, ursodiol significantly reduced the likelihood of liver transplantation or death after four years. Ursodiol also delayed the progression of hepatic fibrosis in early-stage PBC, but was not effective in advanced disease. It is also known that up to 50% of PBC patients fail to respond adequately to ursodiol therapy. Ursodiol is available as a generic and is priced at a discount to typical branded therapies.
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
Although not approved for use in PBC,
off-label
use of fibrate drugs has been reported, though many fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. Other therapies, such as colchicine, methotrexate, prednisone and multiple immunosuppressive regimens have been attempted. However, their efficacy is limited or unproven, and they are associated with multiple side-effects impacting tolerance and safety. Liver transplantation improves survival in patients with PBC, and it is the only effective treatment for those with liver failure. Liver transplantation however is problematic because of its costs, the limited availability of donor organs, and by the fact that the disease may recur after an initially successful transplantation. As a result, despite the previously mentioned therapeutic interventions, it is recognized that PBC continues to progress in many patients and additional medical treatment is needed to address this disease.

Elafibranor (Genfit S.A.) is a mixed PPAR
a
/
d
agonist in development for patients with PBC. In April 2019, Genfit announced elafibranor had been granted Breakthrough Therapy Designation by the U.S. FDA for the treatment of PBC. In December 2018, Genfit announced positive Phase 2 results from a Phase 2 study evaluating the efficacy and safety of elafibranor (80 mg and 120 mg once-daily) in adult patients with PBC who had an inadequate response to UDCA. Additional potential therapies in early stage clinical development for PBC include FXR agonists that act through the same mechanism of action as Ocaliva (tropifexor (LJN452, Novartis Pharmaceuticals Corp.), GS-9674 (Gilead Sciences, Inc.) and EDP-305 (Enanta Pharmaceuticals, Inc.)), the dual PPAR
a
/
g
agonist saroglitazar, the selective NOX inhibitor GKT137831, the oxy-sterol
sulfate DUR-928, and the selective S1P receptor modulator etrasimod (APD334) (Arena Pharmaceuticals, Inc.). GSK23306772 (GlaxoSmithKline) is an inhibitor of the Intestinal Bile Acid Transporter (IBAT) and is being evaluated for the treatment of itch associated with PBC and maralixibat, another IBAT inhibitor, was recently discontinued for this indication due to lack of efficacy. NGM-282 (NGM Biopharmaceuticals), an FGF-19 variant was also studied in PBC, but the clinical program has been re-focused
towards the treatment of NASH.
NASH Competition
There are currently no drugs approved in the U.S. or E.U. for the treatment of NASH. In September 2019, Intercept Pharmaceuticals filed a New Drug Application to the U.S. FDA for obeticholic acid in patients with fibrosis due to NASH. Several clinical studies have been completed or are underway with drug candidates that may affect disease outcomes in patients with non-cirrhotic
NASH, including Phase 3 studies with OCA, an FXR-agonist (Intercept Pharmaceuticals), elafibranor (GFT505), a PPAR
a
/
d
agonist (Genfit SA), cenicriviroc, a CCR2/5 receptor antagonist (Allergan), and selonsertib, an ASK1 inhibitor (Gilead). Over two dozen other compounds are currently in Phase 2 development in NASH.
PSC Competition
There are currently no drugs approved in the U.S. or E.U. for the treatment of PSC. However, clinical studies have been completed or are underway with drug candidates that may affect disease outcomes in patients with PSC, including a Phase 2 study with Ocaliva
®
, an FXR-agonist (Intercept Pharmaceuticals), and other compounds which are in earlier stages of development in PSC.
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
•	Completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (GLP) or other applicable regulations;

•	Submission to the FDA of an Investigational New Drug (IND) application, which must become effective before human clinical studies may begin;

•	Performance of adequate and well-controlled human clinical studies according to the FDA’s current Good Clinical Practices (GCP), to establish the safety and efficacy of the proposed pharmaceutical product for its intended use;

•	Submission to the FDA of a New Drug Application (NDA) for a new pharmaceutical product;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the pharmaceutical product is produced to assess compliance with the FDA’s current Good Manufacturing Practice standards (cGMP), to assure that the facilities, methods and controls are adequate to preserve the pharmaceutical product’s identity, strength, quality and purity;

•	Potential FDA audit of selected preclinical and clinical study sites that generated the data in support of the NDA; and

•	FDA review and approval of the NDA.

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

Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA and it is unclear how these laws and other efforts to repeal and replace the PPACA will impact the PPACA.
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
Employees
As of December 31, 2019, and March 1, 2020, we had 36 and 24 full-time employees, respectively.

Information about our Executive Officers
As of March 1, 2020, our executive officers and key other officers were as follows:

Name	Age	Position Held With CymaBay
Executive Officers
Sujal Shah	46	President & Chief Executive Officer
Charles A. McWherter, Ph.D.	64	Chief Scientific Officer
Klara Dickinson	52	Chief Regulatory and Compliance Officer
Daniel Menold	50	Vice President, Finance
Key Other Officers
Robert L. Martin, Ph D	57	Senior Vice President, Manufacturing and Nonclinical Development
Patrick J. O’Mara	58	Senior Vice President, Business Development

Biographical Information
Executive Officers
Sujal Shah
has served as our President and Chief Executive Officer since November 2017. Prior to that he served as our Interim President and Chief Executive Officer from March 2017 to November 2017. From December 2013 to March 2017, Mr. Shah served as Chief Financial Officer. Prior to that he served as a consultant and acting Chief Financial Officer for us from June 2012 to December 2013. From 2010 to 2012, Mr. Shah served as Director, Health Care Investment Banking for Citigroup Inc., where he was responsible for managing client relationships and executing strategic and financing related transactions for clients focused in life sciences. From 2004 to 2010 Mr. Shah was employed with Credit-Suisse, last serving in the capacity as Vice President, Health Care Investment Banking Group. Mr. Shah currently serves on the Executive Advisory Board of the Chemistry of Life Processes Institute at Northwestern University. Mr. Shah received an MBA from Carnegie Mellon University — Tepper School of Business and M.S. and B.S. degrees in Biomedical Engineering from Northwestern University.
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
Risks Related to Our Financial Condition and Capital Requirements
Recent clinical setbacks may cause us to liquidate the company.
In November 2019, due to histologic observations in our NASH clinical trial, the NASH and PSC clinical trials and programs were terminated and the PBC program was placed on hold. In December 2019 the PBC clinical trials were terminated, pending further analysis of data from the NASH trial and further discussions with the FDA. This course of action terminated, or put on hold, substantially all of our active development programs. While we have several early stage development programs that are continuing, we are exploring various strategic alternatives, including liquidation, sale, merger, asset acquisitions and/or continuing development of our internal programs. If we are unable to restart clinical development of seladelpar, advance our earlier stage development programs, enter into a strategic transaction or acquire or in-license
additional assets, or if we determine such alternatives will not be in the best interests of stockholders, we may choose to liquidate the company. Liquidation would take time and the proceeds of the liquidation are uncertain given the extent to which we may need to follow patients from our terminated clinical trials that may or may not have histologic observations.
We will need additional capital in the future to sufficiently fund our operations and research.
We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of December 31, 2019, we had cash, cash equivalents and marketable securities of approximately $190.9 million. If appropriate opportunities become available, or if we are unable to restart clinical development of seladelpar, advance our earlier stage development programs and/or are unable to enter into a strategic transaction and/or acquire or in-license
additional assets, we may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.

In the event we do not successfully raise sufficient funds in financing our product development activities or do not have appropriate developmental assets, we will curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether. To the extent that any costs of the ongoing development exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, sell assets, enter into another strategic transaction, or effect a combination of the above. No assurance can be given that we will be able to affect any of such transactions on acceptable terms, if at all.
Beyond the plan of operations outlined above, our future funding requirements and sources will depend on many factors, including but not limited to the following:
•	the rate of progress and cost of our clinical studies;
•	the need for additional or expanded clinical studies;
•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration, validation and commercial programs;
•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;
•	the costs and timing of seeking and obtaining U.S. Food and Drug Administration (FDA) and other regulatory approvals;
•	the extent of our other development activities;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and
•	the effect of competing products and market developments.
If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects and on our ability to develop our product candidates.
Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize product candidates.
Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of our product candidates for the foreseeable future, if ever. Our ability to generate revenues from product sales depends heavily on our success in generating a pipeline of product candidates.
Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by a regulatory authority such as the U.S. FDA to perform studies or trials in addition to those that we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, including whether we will resume development of seladelpar, we are unable to predict the timing or amount of any increase in our anticipated development costs.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds. If appropriate opportunities become available, we may seek to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development.
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
If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
Risks Related to Clinical Development and Regulatory Approval
We depend on the success of our product candidates and we may not obtain regulatory approval or successfully commercialize our product candidates.
We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates. Our lead product candidate, seladelpar, has been placed on clinical hold, pending further analysis of data from the NASH trial and further discussions with the FDA. It is uncertain if seladelpar will be taken off clinical hold or what requirements would need to be satisfied to lift the clinical hold. The success of any product candidate will depend on many factors, including the following:
•	successful enrollment and completion of clinical trials;
•	receipt of marketing approvals from the FDA and regulatory authorities outside the United States for the product candidate;
•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;
•	launching commercial sales of the product, whether alone or in collaboration with others;
•	acceptance of the product by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	a continued acceptable safety profile of the product following marketing approval; and
•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidate, which would materially harm our business.
We depend on the successful completion of clinical trials for our product candidates.
Before obtaining regulatory approval for the sale of our product candidates, we must conduct additional clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. For example, in November 2019, due to histologic observations in our NASH clinical trial, the NASH and PSC clinical trials and programs were terminated and the PBC program was placed on hold. In December 2019, the PBC clinical trials were terminated, pending further analysis of data from the NASH trial and further discussions with the FDA. This course of action terminated, or put on hold, substantially all of our active programs. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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
Because successful development of product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development.
Negative or inconclusive results of our future clinical trials of product candidates could cause the FDA or other regulatory authorities to require that we repeat or conduct additional clinical studies. The histologic observations in our NASH clinical trial may cause the FDA or other regulatory authorities to require additional testing in order to lift the clinical hold on seladelpar. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates may be adversely impacted.

We have terminated development of seladelpar for all indications. If seladelpar is not taken off clinical hold or does not demonstrate safety or efficacy, or if the benefits of treatment with seladelpar do not outweigh the risks, our ability to successfully develop and commercialize seladelpar will be stopped.
We commenced clinical trials of seladelpar for the indications for PBC, PSC and NASH. In November 2019, due to histologic observations in our NASH clinical trial, the NASH and PSC clinical trials and programs were terminated and the PBC program was placed on hold. In December 2019 the PBC clinical trials were terminated, pending further analysis of data from the NASH trial and further discussions with the FDA. This course of action terminated, or put on hold, substantially all of our active development programs. Seladelpar may not be demonstrated to be effective in these indications or other indications we may target. There is no guarantee that seladelpar will be taken off clinical hold or will prove to be safe or efficacious in the treatment of any disease, or that we will be able to obtain regulatory approval for any indication.
Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.
Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. We may experience delays in clinical trials at any stage of development and testing of our product candidates and any delay could result in increased costs to us. Any clinical trials we undertake may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all.
Events that may result in delays or unsuccessful completion of clinical trials include the following:
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
If initiation or completion of any clinical trials we may undertake for our product candidates is delayed for any of the above reasons, our development costs may increase, the approval process could be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may bring products to market before us. Any of these events could impair our ability to generate revenues from product sales and impair our ability to generate regulatory and commercialization milestones and royalties, all of which could have a material adverse effect on our business.
Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
In May 2016, we announced results a High Dose Phase 2 clinical study of seladelpar in patients with PBC. During the course of this trial three cases of asymptomatic, reversible transaminase elevations occurred, and we made the decision to discontinue the study early after review of safety and efficacy data demonstrated a need for further dose reduction to optimize clinical safety and efficacy. In November 2019, due to histologic observations in our NASH clinical trial, the NASH and PSC clinical trials were terminated and programs and the PBC program was placed on hold. In December 2019 the PBC clinical trials were terminated, pending further analysis of data from the NASH trial and further discussions with the FDA. This course of action terminated, or put on hold, substantially all of our active development programs. The emergence of adverse events (AEs) and histological observations in a seladelpar clinical trial could prevent us from further developing seladelpar or could result in the denial of regulatory approval.
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
Even if our product candidates receive regulatory approval, the products may not gain market acceptance among physicians, patients, health care payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any of our approved products will depend upon a number of factors, including:
•	the efficacy and safety, as demonstrated in clinical studies;
•	the risk/benefit profile of our product candidates;
•	the prevalence and severity of any side effects;
•	the clinical indications for which the product is approved;

•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;
•	the potential and perceived advantages of product candidates over alternative treatments;
•	the safety of product candidates seen in a broader patient group, including if physicians prescribe our products for uses outside the approved indications;
•	the cost of treatment in relation to alternative treatments;
•	the timing of market introduction of competitive products;
•	the availability of coverage and adequate reimbursement by third party payors and government authorities;
•	relative convenience and ease of administration; and
•	the effectiveness of our or our partners’ sales, marketing and distribution efforts.
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
We cannot commercialize our product candidates until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for our product candidates. Additional delays may result if a product candidate is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval
of the product candidate. In addition, we may

experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates. The FDA and foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons, including the following:
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
Even if we obtain regulatory approval for our product candidates, we will still face extensive regulatory requirements and our products may face future development and regulatory difficulties.
Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Our product candidates would be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Furthermore, promotional materials must be approved by the FDA prior to use for any drug receiving accelerated approval.
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and inhibit our ability to generate revenues.
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
Even if we obtain FDA approval for our product candidates in the United States, we may never obtain approval for or commercialize our product candidates outside of the United States, which would limit our ability to realize their full market potential.
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
Health care professionals and third party payors play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare professionals, third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the federal false statements statute, the federal transparency requirements under the PPACA, commonly referred to as the Physician Payments Sunshine Act, and analogous state laws and regulations, such as state anti-kickback and false claims laws.
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
For example, the Patient Protection and Affordable Care Act (PPACA) was enacted to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA Although the full effect of the PPACA remains uncertain, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Further, other legislative changes have been adopted since the PPACA was enacted, such as the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, which have resulted in reduced reimbursement under the Medicare program.
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
In addition, we do not have the capability to package and distribute finished products to pharmacies and other customers. If we receive marketing approval from the FDA, we intend to sell pharmaceutical product packaged and distributed by one or more pharmaceutical product packagers/distributors. Although we have entered into agreements with our current contract manufacturers and packager/distributor for clinical trial material, we may enter into commercial agreements with contract manufacturers and with one or more pharmaceutical product packagers/distributors to ensure proper supply chain management once we are authorized to make commercial sales of our product candidates. However, we may be unable to maintain agreements or negotiate commercial supply agreements on commercially reasonable terms with contract manufacturers and pharmaceutical product packagers/distributors, which could delay our ability to launch commercial sales and/or have a material adverse impact upon our business.
We rely on limited sources of supply for our product candidates, and any disruption in the chain of supply may cause delay in developing and commercializing for each product candidate.
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
As the manufacturing processes are scaled up they may reveal manufacturing challenges or previously unknown impurities that could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of our products. In the future, we may identify manufacturing issues or impurities that could result in delays in the clinical program and regulatory approval for our products, increases in our operating expenses, or failure to obtain or maintain approval for our products.
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
Any of these events could lead to delays in any clinical study we may undertake, failure to obtain regulatory approval or impact our ability to successfully commercialize any product candidates. Some of these events could be the basis for FDA or other regulatory authorities’ action, including injunction, recall, seizure, or total or partial suspension of production.
We rely on third parties to conduct, supervise and monitor our clinical studies, and if those third parties perform in an unsatisfactory manner, it may harm our business.
We rely on contract service providers (CSPs), including clinical research organizations, clinical trial sites, central laboratories and other service providers to ensure the proper and timely conduct of our clinical trials. While we have agreements governing their activities, we have limited influence over their actual performance. We have relied and plan to continue to rely upon CSPs to monitor and manage data for clinical programs for our product candidates, as well as the execution of nonclinical studies. We control only certain aspects of our CSPs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CSPs does not relieve us of our regulatory responsibilities.
We and our CSPs are required to comply with the FDA’s guidance, which follows the International Counsel for Harmonization Good Clinical Practice (ICH GCP), which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces the ICH GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CSPs fail to comply with the ICH GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Our CSPs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CSPs may also have relationships with other entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities that could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our confidential information, including our intellectual property, by CSPs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology, among other things. If our CSPs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.
Risks Related to Commercialization of Our Product Candidates
The commercial success of any product candidate will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payors.
If any of our product candidates receive marketing approval, they may nonetheless be unable to gain sufficient market acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our product candidates will depend on a number of factors, including the following:
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
If any of our product candidates is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.
We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved we must build our sales, marketing, managerial and other non-technical
capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our product candidates.
If we are unable to build our own sales force or negotiate a strategic partnership for the commercialization of our product candidates, we may be forced to delay the potential commercialization of the product, or reduce the scope of our sales or marketing activities. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring the product to market or generate product revenue.
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
We face an inherent risk of product liability exposure related to the testing of seladelpar, and our other product candidates, in human clinical studies, and will face an even greater risk if we sell our products commercially. An individual or a group of individuals may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in the following:
•	decreased demand for our product candidates;
•	impairment to our business reputation;
•	withdrawal of clinical study participants;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	the inability to commercialize our product candidates; and
•	loss of revenues.
We carry product liability insurance for our clinical studies. Further, we intend to expand our insurance coverage to include the sale of commercial products if marketing approval is obtained for any of our product candidates. However, we may be unable to obtain this product liability insurance on commercially reasonable terms and with insurance coverage that will be adequate to satisfy any liability that may arise. On occasion, large judgments have been awarded in class action or individual lawsuits relating to marketed pharmaceuticals. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

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
We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we rely on an exclusive license to certain patents and know-how
from Janssen Pharmaceutical NV (Janssen NV), which include seladelpar and certain other PPAR
d
compounds (the PPAR
d
Products). Under the exclusive license with Janssen NV we have full control and responsibility over the research, development and registration of any PPAR
d
Products and are required to use diligent efforts to conduct all such activities. If we fail to comply with our obligations under our agreement with Janssen NV, including our obligations to expend more than a de minimis amount of effort and resources on the research and/or development of at least one PPAR
d
product, to make any payment called for under the agreement, not to disclose any non-exempt
confidential information related to the agreement, or to use diligent efforts to promote, market and sell any PPAR
d
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
We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Our business could be harmed if in a litigation if the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.
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
Risks Related to Our Business Operations and Industry
Our business could be negatively affected as a result of the actions of activist or hostile stockholders.
Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities. Stockholder activism, including potential proxy contests, requires significant time and attention by management and the Board, potentially interfering with our ability to execute our strategic plan. Stockholder activism, including a proxy contest, could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key executives and business partners, and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by stockholder activism.
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
We recently reduced the size of our organization, and we may experience difficulties as a result of this downsizing.
In December 2019 we announced a reduction in workforce of approximately 60% and have proceeded with additional cost cutting measures. This has resulted in a decrease in our managerial, clinical, and operational resources resulting in significant additional responsibilities for our remaining management and employees. We may not be able to effectively manage our downsized operations with the remaining workforce, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of additional employees and reduced productivity among remaining employees. If our management is unable to effectively manage our downsized operations, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage our downsized operations and any future growth.
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
The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems and security vulnerabilities could be significant, and our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event is to occur and cause interruptions in our operations or our vendors, it may result in a material disruption of our product development programs and our reputation could be materially damaged. We could also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.
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
Our share price is volatile, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our stock price is volatile, and our stockholders’ investment in our stock could decline in value.
The historical trading price of our common stock has been volatile. Our stock price may continue to be subject to wide fluctuations in response to a variety of factors, including:
•	adverse or inconclusive results or delays in preclinical testing or clinical trials;
•	inability to obtain additional funding;
•	any delay in filing an Investigational New Drug (IND) application or NDA for any of our future product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of an IND or NDA;
•	failure to maintain our existing collaborations or enter into new collaborations;
•	failure of our collaboration partners to elect to develop or commercialize product candidates under our collaboration agreements or the termination of any programs under our collaboration agreements;
•	failure by us or our licensors and collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	failure to successfully develop and commercialize our future product candidates;
•	changes in laws or regulations applicable to future products;
•	changes in the structure of payment systems;
•	inability to obtain adequate product supply for our future product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the estimates and projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaboration partners or our competitors;
•	announcements of significant or potential equity or debt sales by us;
•	announcements of clinical trial plans or results by us;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.
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
Significant additional capital may be needed in the future to continue our product development efforts, in particular clinical trial, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of February 29, 2020 was 2,722,567 shares.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate office is located in Newark, California. Our office lease for that facility terminates on January 15, 2024 and has an option to extend the lease for an additional five years. We believe that our current facilities are sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings
We are not a party to any legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Equity
Our common stock is listed on the Nasdaq Global Select Market under the symbol “CBAY”. As of February 29, 2020, there were approximately 227 holders of record of our common stock, although there are a substantially greater number of “beneficial holders”, whose shares are held of record by banks, brokers and other financial institutions in “street name”.
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
Item 6. Selected Financial Data
Not applicable.
Item 7
. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
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

Our lead product candidate, seladelpar, is a potent and selective agonist of peroxisome proliferator activated receptor delta (PPAR
d
), a nuclear receptor that regulates genes directly or indirectly involved in the synthesis of bile acids/sterols, metabolism of lipids and glucose, inflammation and fibrosis. We have been developing seladelpar for the treatment of:
•	primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver resulting in impaired bile flow (cholestasis) and inflammation

•	nonalcoholic steatohepatitis (NASH), a prevalent and serious chronic liver disease caused by excessive fat accumulation in the liver that results in inflammation and cellular injury that can progress to fibrosis and cirrhosis, and potentially liver failure and death

•	primary sclerosing cholangitis (PSC), a rare, chronic cholestatic liver disease characterized by diffuse inflammation and fibrosis of the intrahepatic and extrahepatic bile ducts.

Seladelpar
Primary Biliary Cholangitis (PBC)
In October 2018, we commenced enrollment of a global, Phase 3 registration study to evaluate seladelpar in patients with PBC and completed enrollment in October 2019. Data from two Phase 2 studies of seladelpar in PBC established seladelpar’s anti-cholestatic and anti-inflammatory effects and identified doses we believe have the potential to offer patients improved efficacy and better tolerability over the only approved second-line treatment available today. In addition to reductions in markers of cholestasis including alkaline phosphatase (AP), seladelpar also improved inflammatory and metabolic markers with patients experiencing decreases in levels of transaminases, high sensitivity
C-reactive
protein, and
low-density
lipoprotein cholesterol. Many PBC patients suffer from pruritus, or itching, which can significantly impact their quality of life. Based on data from our Phase 2 studies, and unlike the only approved second-line treatment currently available, seladelpar has not been associated with drug-induced pruritus.
Data from our completed our first Phase 2 High Dose and our ongoing second Phase 2 Low Dose studies of seladelpar in patients with PBC have established seladelpar’s anti-cholestatic and anti-inflammatory effects. In November 2018, we released updated data from the Phase 2 Low Dose study that continued to show sustained anti-cholestatic and anti-inflammatory effects with no worsening of pruritus through 52 weeks. Specifically, efficacy data was released on the first set of patients treated for 52 weeks and safety data on patients that received at least one dose of seladelpar in the study. Eligible PBC patients with either an inadequate response or intolerance to ursodeoxycholic acid (UDCA) were randomized to daily seladelpar at 5 or 10 mg. After 12 weeks, patients on 5 mg could escalate to 10 mg if their AP treatment goal was not met (5/10 mg group). The primary efficacy outcome was the AP % change from baseline. At 52 weeks, the mean decreases in AP were
-47%
and
-46%
in the 5/10 and 10 mg groups, respectively. A key secondary outcome was the composite response measured at week 52 where a responder was defined as a patient with AP <1.67 x ULN,
≥
15% decrease in AP, and total bilirubin
≤
ULN. At 52 weeks, 59% and 71% of patients met the composite endpoint in the 5/10 and 10 mg groups, respectively. The anti-cholestatic effect of seladelpar was further substantiated with normalization of AP levels at 52 weeks in 24% and 29% of patients in the 5/10 and 10 mg groups, respectively. Treatment with seladelpar also demonstrated a robust anti-inflammatory activity with median transaminase decreases of
-31%
and
-33%
in the 5/10 and 10 mg groups, respectively.
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
Nonalcoholic Steatohepatitis (NASH)
In February 2019, we completed enrollment of a placebo-controlled Phase 2b proof-of-concept
study to evaluate seladelpar at three doses in biopsy-proven NASH. The primary efficacy outcome is the change from baseline in liver fat content at 12 weeks measured by magnetic resonance imaging using the proton density fat fraction method (MRI-PDFF). The study also includes pathology assessments of liver biopsy samples at baseline and at 52 weeks to examine the potential of seladelpar treatment to resolve NASH and/or decrease fibrosis. In preclinical studies, Seladelpar was found to reverse NASH pathology, decrease fibrosis, inflammation, hepatic lipids and reverse insulin resistance in the foz/foz
 mouse which is a diabetic obese model of NASH.
Primary Sclerosing Cholangitis (PSC)
In June 2019, we initiated a Phase 2 randomized, placebo-controlled, dose-ranging study of seladelpar in patients with PSC to enroll approximately 100 patients at 60 sites globally. Seladelpar at doses of 5, 10, and 25 mg once daily will be studied versus placebo in a 1:1:1:1 randomization. The primary efficacy outcome will be the relative change in alkaline phosphatase (AP) from baseline at 24 weeks. At the time of study termination, 1 subject, randomized to placebo was enrolled.
Recent Developments in the Seladelpar Program
In November 2019, we announced that the termination of our Phase 2b study of seladelpar in subjects with NASH and our Phase 2 study of seladelpar in patients with PSC due to histological observations discovered during planned liver biopsies. In December 2019, we announced the termination of our ongoing studies of seladelpar in subjects with PBC. Our overall PBC program remains on hold as we continue our investigation of the histological observations and continue our discussions with the FDA.
We estimate our overall cash burn will be between $30 million and $50 million for the six months ending June 30, 2020. Of this total, we expect between $20 million to $35 million will be used to fund clinical study close-out,
patient monitoring, and seladelpar investigation activities.
Strategic Options Review
Following the announcement of the histological observations in our NASH Phase 2 study in November 2019 and the subsequent termination of our ongoing seladelpar clinical trials in November and December 2019, we commenced a process to evaluate strategic alternatives to maximize stockholder value. This includes a comprehensive evaluation of possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing agreements, dissolution and liquidation of our assets, and/or continuing development of our internal programs.
Arhalofenate
Arhalofenate is a dual-acting anti-inflammatory and uric acid lowering agent. In 2016, we entered into an exclusive licensing agreement granting Kowa Pharmaceuticals America, Inc. (Kowa) the rights to develop and commercialize arhalofenate in the U.S. (including all possessions and territories) as a treatment for gout. Under the terms of the agreement with Kowa, we received an upfront payment of $5.0 million, and in January 2018 we received a $5.0 million milestone payment for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment. We were also entitled to receive additional milestone payments based upon the achievement of specific development and sales milestones and royalties on future sales of arhalofenate products. On October 24, 2018, we received a notice from Kowa terminating the license agreement for the development of arhalofenate, effective on January 22, 2019. As a result of the termination, the rights licensed to Kowa through the agreement reverted to us on the termination date and we are no longer eligible to receive additional milestone payments or royalties from Kowa.
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
Restructuring Charges
We recognize restructuring charges related to reorganization plans that have been committed to by us and when liabilities have been incurred. In connection with these activities, we record restructuring charges at fair value for, a) contractual employee termination benefits when obligations are associated to services already rendered, rights to such benefits have vested, and payment of benefits is probable and can be reasonably estimated, b) one-time employee termination benefits when we have committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, it is unlikely changes to the plan will be made or the plan will be withdrawn and communication to such employees has occurred, and c) contract termination costs when a contract is terminated before the end of its term.
One-time employee termination benefits are recognized in their entirety when communication has occurred and future services are not required. If future services are required, the costs are recorded ratably over the remaining period of service. Contract termination costs to be incurred over the remaining contract term without economic benefit are recorded in their entirety when the contract is canceled.
The recognition of restructuring charges requires us to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reorganization plan. To the extent the actual results differ from its estimates and assumptions, we may be required to revise the estimates of future accrued restructuring liabilities, requiring the recognition of additional restructuring charges or the reduction of accrued restructuring liabilities previously recognized. Such changes to previously estimated amounts may be material to our consolidated financial statements. Changes in the estimates of the restructuring charges are recorded in the period in which the change is determined.
At the end of each reporting period, we evaluate the remaining accrued restructuring balances to ensure that no excess accruals are retained and the utilization of the provisions are for their intended purpose in accordance with developed restructuring plans.

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
As part of the process of preparing our consolidated financial statements, we are required to estimate certain research and development expenses. This process involves reviewing contracts, reviewing the terms of our license agreements, communicating with our vendors and applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service either when we have prepaid or when we have not yet been invoiced or otherwise notified of actual cost. Although certain of our vendors require us to prepay in advance of services rendered, the majority of our service providers invoice us monthly in arrears for services performed. We make estimates of prepayments to amortize or expenses to be accrued as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Such payments are evaluated for current or noncurrent classification based on when they will be realized. Additionally, if expectations change such that we do not expect goods to be delivered or services to be rendered, such prepayments are charged to expense. Examples of estimated amortized or accrued research and development expenses include fees to:
•	contract research organizations and other service providers in connection with clinical studies;
•	contract manufacturers in connection with the production of clinical trial materials; and
•	vendors in connection with preclinical development activities.
We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful screening and enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2019 and 2018.
Stock-Based Compensation
We measure stock-based compensation cost at the grant date, based on the estimated fair-value of the awards, and we recognize as an expense the portion that we ultimately expect to vest as an expense over the related vesting periods, net of estimated forfeitures. We estimate the grant-date fair value based of stock options using the Black-Scholes option pricing model and recognize compensation expense over the service period using the straight-line attribution method. For performance-based stock options, we evaluate the probability of achieving each performance-based condition at each reporting date. We begin to recognize the expense when it is deemed probable that a performance-based condition will be met using the accelerated attributed method over the requisite service period.

The Black-Scholes option-pricing model requires the input of subjective assumptions. These variables include, but are not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We estimate expected volatility based on our own historical volatility supplemented by a review of historical volatilities of industry peers. We have, due to insufficient historical data, used the “simplified method” to determine the expected life of stock options granted with a service condition. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect fair value estimates, in management’s opinion, the existing models may not provide a reliable single measure of the fair value of our employee stock. In addition, management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination, as well as our stock-based compensation expense.
Results of Operations
General
To date, we have not generated any income from operations. As of December 31, 2019, we have an accumulated deficit of $625.9 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have generated revenue from a past license arrangement, we will not generate any future revenue from that license agreement. Further, we have terminated all of the clinical trials of seladelpar, and as a result all of our product candidates are at an early stage of development and will require additional work before they can be licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. As stated above, following the announcement of the histological observations in our NASH Phase 2 study in November 2019, we commenced a process to evaluated strategic alternatives to maximize shareholder value. If we are unable to raise additional funds or pursue one or more strategic alternatives, we may continue to reduce our expenditures in order to preserve our cash. Further cost-cutting measures that we may make may not be sufficient to enable us to meet our cash requirements, and they may negatively affect our business and our ability to derive any value from our product candidates. Until we can generate a sufficient amount of product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through public or private equity offerings, debt financings or a combination of the foregoing.
The discussion below generally highlights
year-to-year
comparisons between 2019 and 2018. Discussions of
year-to-year
comparisons between 2018 and 2017 that are not included in this Annual Report on Form
10-K
can be found in “Management’s Discussion and Analysis” in Part II Item 7 of our Annual Report on Form
10-K
for the fiscal year December 31, 2018, filed with the SEC on February 28, 2019.

Our results of operations for the years ended December 31, 2019 and 2018 are presented below (in thousands):

	Year Ended
	December 31,		Change
	2019	2018	2019 vs. 2018
Operating expenses:
Research and development	$83,837	$58,124	25,713
General and administrative	19,238	14,381	4,857
Restructuring charges	5,075	—	5,075

Total operating expenses	108,150	72,505	35,645
Loss from operations	(108,150)	(72,505)	(35,645)
Other income (expense):
Interest income, net	5,342	3,652	1,690
Loss on extinguishment of debt	—	(407)	407
Other expense, net	—	(3,288)	3,288

Net loss	$(102,808)	$(72,548)	(30,260)

Operating Expenses
Operating expenses consist of research and development expenses and general and administrative expenses and restructuring charges as presented in the table below (in thousands):

	Year Ended
	December 31,		Change
	2019	2018	2019 vs. 2018
Operating expenses:
Research and development	$83,837	$58,124	25,713
General and administrative	19,238	14,381	4,857
Restructuring charges	5,075	—	5,075

Total operating expenses	$108,150	$72,505	35,645

Research & Development Expenses
Conducting research and development is central to our business model. We expect that our research and development expenses for the year ending December 31, 2020 to be significantly less than prior years due to our decision to terminate all of our ongoing seladelpar-related clinical trials.

For the years ended December 31, 2019 and 2018, research and development expenses were $83.8 million and $58.1 million, respectively, and are detailed in the table below (in thousands):

	Year Ended December 31,		Change
	2019	2018	2019 vs. 2018
Project costs:
Seladelpar PBC clinical studies	$37,907	$21,009	16,898
Seladelpar NASH clinical studies	10,445	15,614	(5,169)
Seladelpar PSC clinical studies	4,189	—	4,189
Seladelpar drug manufacturing & development	9,235	5,759	3,476
Seladelpar other studies	2,442	1,181	1,261
Non-seladelpar studies	361	184	177

Total project costs	64,579	43,747	20,832
Internal research and development costs	19,258	14,377	4,881

Total research and development	$83,837	$58,124	25,713

Our project costs consist primarily of:
•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial and other materials; and
•	other costs associated with development activities, including additional studies.
Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.
Comparison of Years Ended December 31, 2019 and 2018
Total project costs increased by $20.8 million to $64.5 million from $43.7 million for the years ended December 31, 2019 and 2018, respectively. Project costs for the year ended December 31, 2019 primarily consisted of seladelpar-related clinical trial expenses. These increases were driven by ongoing enrollment activities related to our PBC Phase 3 clinical trial, startup activities related to our PSC Phase 2 clinical trial, and other
NDA-enabling
studies. The increased number and size of our clinical trials and the preparation of registration batches also resulted in higher manufacturing costs to support these activities. The overall increase in project costs was partially offset by decreased costs on our fully enrolled NASH Phase 2b study.
Internal research and development costs increased by $4.9 million to $19.3 million from $14.4 million for the years ended December 31, 2019 and 2018, respectively, primarily due to higher employee compensation-related expenses as we hired additional clinical, scientific and regulatory personnel to support our expanding clinical development activities.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development. We expect our general and administrative expenses for the year ending December 31, 2020 to decrease significantly in comparison to prior years due to the reductions in headcount during the fourth quarter of 2019 and the first quarter of 2020.

Comparison of Years Ended December 31, 2019 and 2018
General and administrative expenses increased by $4.8 million to $19.2 million, from $14.4 million, for the years ended December 31, 2019 and 2018, respectively. The increase was driven primarily by higher employee compensation and other administrative expenses incurred to support our expanding operations during 2019.
Restructuring Charges
In December 2019, we announced a restructuring plan to reduce our workforce by approximately 60%. This reduction in workforce was primarily due to results from our Phase 2b clinical trials from our studies of seladelpar in NASH. For the year ended December 31, 2019, we have incurred in aggregate $5.1 million of restructuring charges.
Restructuring charges consist of personnel-related costs, including severance costs, employee-related benefits, supplemental one-time
termination payments, and
non-cash
share-based compensation expense related to the acceleration of stock options. Restructuring charges also includes contract termination costs (including costs to terminate agreements with our contract manufacturers that we had previously contracted with for clinical supplies). In the fourth quarter of 2019, we completed a reduction in force and incurred $5.1 million in restructuring charges. Substantially all of the cash payments are expected to be paid out by the end of 2020.
We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction. See Note 13 in the consolidated financial statements for more information.
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

	Year Ended
	December 31,		Change
	2019	2018	2019 vs. 2018
Other income (expense):
Interest income, net	$5,342	$3,652	1,690
Loss on extinguishment of debt	—	(407)	407
Other expense, net	—	(3,288)	3,288

Total other income (expense)	$5,342	$(43)	5,385

Comparison of Years Ended December 31, 2019 and 2018
Interest income, net increased to $5.3 million from $3.7 million, for the years ended December 31, 2019 and 2018, respectively. The change of $1.6 million was due to higher interest earned on our investments portfolio and the extinguishment of our term loan in the second quarter of 2018.
Other expense, net decreased $3.3 million to none from $3.3 million for the years ended December 31, 2019 and 2018, respectively. The loss in the year ended December 31, 2018 was driven by a loss on remeasurement of our warrant liabilities at fair value, partially offset by a gain on expiration of unexercised warrants and the resulting extinguishment of the associated warrant liability in September 2018. We had no activity related to warrants in the year ended December 31, 2019.

Income Taxes
As of December 31, 2019, we had federal net operating loss carryforwards of $435.9 million and state net operating loss carryforwards of $224.5 million to offset future taxable income, if any. In addition, we had federal research and development tax credit carryforwards of $9.8 million, federal orphan drug tax credit carryforwards of $18.1 million, and state research and development tax credit carryforwards of $5.3 million. If not utilized, the federal net operating losses for the years beginning before January 1, 2018 of $255.7 million will expire beginning in 2024 through 2037, and the federal net operating losses for the tax years beginning after January 1, 2018 of $180.2 million will be carried forward indefinitely (subject to certain utilization limitations). The state net operating loss carryforwards will expire beginning in 2028 through 2039. The federal research and development and federal orphan drug tax credit carryforwards will expire beginning in 2020 through 2039, and the state tax credit will carry forward indefinitely. Interest and penalties for the years ended December 31, 2019 and 2018 were not material. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2019, we recorded a 100% valuation allowance against our deferred tax assets of approximately $141.9 million, as our management believes it is more likely than not that they will not be fully realized.
Liquidity and Capital Resources
We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. As of December 31, 2019, cash, cash equivalents and marketable securities totaled $190.9 million, compared to $178.7 million at December 31, 2018. Historical summaries of sales of our equity securities are noted below followed by overviews of sources of liquidity from our licensing and debt arrangements.
Equity Financings
On February 1, 2018, pursuant to our $200.0 million shelf registration statement on Form
S-3,
we completed the issuance of 13,340,000 shares of our common stock at a public offering price of $10.80 per share, which we refer to as our February 2018 public offering. Net proceeds to us in connection with the February 2018 public offering were approximately $135.5 million after deducting underwriting discounts, commissions and other offering expenses.
On December 28, 2018, we filed a $200.0 million shelf registration statement on Form
S-3
that was declared effective in February 2019. Our existing $200.0 million shelf registration statement was also terminated on the effective date.
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
Licensing & Collaboration Fees
In 2016, we entered into an exclusive licensing agreement granting Kowa Pharmaceuticals America, Inc. the rights to develop and commercialize arhalofenate in the U.S. (including all possessions and territories). Under the terms of the agreement with Kowa, we received an upfront payment of $5.0 million, and in January 2018 we received a $5.0 million milestone payment for the initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment.

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
2015 Term Loan Facility
On August 7, 2015, we entered into a Loan and Security Agreement (the 2015 Term Loan Facility). At the closing, we also agreed to pay a facility fee of 1.00% of the 2015 Term Loan Facility commitment. In addition, we issued warrants exercisable for a total of 114,436 shares of our common stock to the lenders at an exercise price of $2.84 per share, and with a term of ten years.
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
Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(97,911)	$(54,936)
Net cash used in investing activities	(34,347)	(54,111)
Net cash provided by financing activities	108,132	134,988

Net (decrease) increase in cash and cash equivalents	$(24,126)	$25,941

Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2019 increased by $43.0 million to $97.9 million as compared to $54.9 million in the prior year. The increase in cash used was primarily due to a $30.3 million increase in our net loss resulting from our expanding drug development activities, substantially higher prepayments made to our clinical research organization partners, and other changes in working capital.
Cash Flows from Investing Activities
Net cash used in investing activities was $34.3 million for the year ended December 31, 2019 compared to $54.1 million in the prior year. The overall decrease in cash used in 2019 was due to a decrease in net purchases of marketable securities, as proceeds from our investments increased faster than our purchases.
Cash Flows from Financing Activities
Net cash provided by financing activities was $108.1 million for the year ended December 31, 2019 compared to $135.0 million in the prior year. The decrease was primarily due to net proceeds of $107.7 million received from the March 2019 public equity offering compared to net proceeds of $135.5 million in the prior year equity offering.

Capital Requirements
We have incurred operating losses since inception and had an accumulated deficit of $625.9 million at December 31, 2019. As of December 31, 2019, we had cash, cash equivalents and marketable securities of approximately $190.9 million, which we believe is sufficient to fund our current operating plan into 2021.
As noted above, in November 2019, the Phase 2b study of seladelpar in subjects with NASH and our Phase 2 study of seladelpar in patients with PSC were terminated following the discovery of histological observations during planned liver biopsies. Furthermore, in December 2019, the ongoing studies of seladelpar in subjects with PBC were terminated. To conserve our cash resources, we substantially reduced our workforce in the fourth quarter of 2019. Our overall PBC program remains on hold as we continue our investigation of the histological observations and continue our discussions with the FDA. In addition, following the announcement of the histological observations, we commenced a review of strategic alternatives to maximize stockholder value. This includes a comprehensive evaluation of possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing agreements, dissolution and liquidation of our assets, and/or continuing development of our internal programs.
Off Balance Sheet Arrangements
As of December 31, 2019, we had no
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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form
10-K
and have issued a report on our internal control over financial reporting as of December 31, 2019. Their report on the audit of internal control over financial reporting appears below.
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CymaBay Therapeutics, Inc.
Opinion on Internal Control over Financial Reporting
We have audited CymaBay Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, CymaBay Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.
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
March 16, 2020
Item 9B.
Other Information
None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our proxy statement for our 2020 annual meeting of stockholders, or the 2020 Proxy Statement, provided that if the 2020 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form
 10-K,
the omitted information will be included in an amendment to this Annual Report on Form
 10-K
filed not later than the end of such
120-day
period.
Code of Business Conduct
Our Code of Business Conduct and Ethics applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics can be found on our website, http://ir.cymabay.com/governance-docs. The contents of our website are not a part of this Annual Report on Form
10-K.
We intend to satisfy the disclosure requirement under Item 5.05 of Form
8-K
regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above.
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
Item 11.
Executive Compensation
Reference is made to the information to be included under the heading “Executive Compensation” in our 2020 Proxy Statement, which information is hereby incorporated by reference.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Equity Compensation Plan Information
Information concerning our equity compensation plans will be set forth in our 2020 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans — Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.
Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our 2020 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” and is incorporated herein by reference.
Item 14.
Principal Accountant Fees and Services
The information required by this item will be set forth in our 2020 Proxy Statement under the caption “Principal Accountant Fees and Services” in the proposal under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Description of Common Stock

10.1*	2003 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.2*	Form of 2003 Equity Incentive Plan Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

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

10.8#
PPAR-d License Agreement, dated June 20, 2006, by and between Metabolex, Inc. and Janssen Pharmaceutical NV. (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on January 12, 2018, SEC File No. 001-36500.)

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

10.16*
Offer Letter, dated September 4, 2018, between CymaBay Therapeutics, Inc. and Klara Dickinson. (Filed with the SEC as Exhibit 10.16 to our Form 10-K, filed with the SEC on February 28, 2019, SEC File No. 001-36500.)

10.17*	Non-Employee Director Compensation Program. (Filed with the SEC as Exhibit 10.17 to our Form 10-K, filed with the SEC on February 28, 2019, SEC File No. 001-36500.)

10.18*
Offer letter, dated June 18, 2019, between CymaBay Therapeutics, Inc. and Janet Dorling. (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on August 7, 2019, SEC File No. 001-36500.)

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description of Document

24.1	Power of Attorney. (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of Vice President, Finance (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1
Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)
*	Indicates management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.

CymaBay Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CymaBay Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CymaBay Therapeutics, Inc. (“the Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 16, 2020 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994.
Redwood City, California
March 16, 2020

CymaBay Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts and par value)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$24,869	$48,995
Marketable securities	166,076	129,669
Accrued interest receivable	687	304
Prepaid research and development expenses	9,910	1,670
Other prepaid expenses	1,381	924

Total current assets	202,923	181,562
Property and equipment, net	2,409	2,905
Operating lease right-of-use assets	235	—
Other assets	160	2,280

Total assets	$205,727	$186,747

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,503	$1,973
Accrued research and development expenses	9,218	8,588
Accrued restructuring	3,193	—
Other accrued liabilities	2,722	3,854

Total current liabilities	17,636	14,415
Long-term portion of operating lease liability	1,743	—
Other liabilities	—	1,914

Total liabilities	19,379	16,329
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 68,882,459 and 59,456,493 shares issued and outstanding as of December 31, 2019 and 2018, respectively	7	6
Additional paid-in capital	812,133	693,534
Accumulated other comprehensive income (loss)	80	(58)
Accumulated deficit	(625,872)	(523,064)

Total stockholders’ equity	186,348	170,418

Total liabilities and stockholders’ equity	$205,727	$186,747

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)

	Year Ended
	December 31,
	2019	2018
Operating expenses:
Research and development	$83,837	$58,124
General and administrative	19,238	14,381
Restructuring charges	5,075	—

Total operating expenses	108,150	72,505

Loss from operations	(108,150)	(72,505)
Other income (expense):
Interest income	5,342	3,988
Interest expense	—	(336)
Loss on extinguishment of debt	—	(407)
Other expense, net	—	(3,288)

Total other income (expense)	5,342	(43)

Net loss	$(102,808)	$(72,548)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	138	(14)

Other comprehensive income (loss)	138	(14)

Comprehensive loss	$(102,670)	$(72,562)
Basic net loss per common share	$(1.53)	$(1.25)
Diluted net loss per common share	$(1.53)	$(1.26)
Weighted average common shares outstanding used to calculate basic net loss per common share	67,033,046	57,808,254
Weighted average common shares outstanding used to calculate diluted net loss per common share	67,033,046	57,838,299

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share information)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
Balances as of December 31, 2017	44,408,796	$4	$535,503	$(44)	$(450,516)	$84,947
Issuance of common stock upon exercise of warrants	956,845	—	11,929	—	—	11,929
Issuance of common stock upon exercise of stock options	750,852	—	3,571	—	—	3,571
Stock-based compensation expense	—	—	7,013	—	—	7,013
Issuance of common stock, net of $8,553 issuance costs	13,340,000	2	135,518	—	—	135,520
Net loss	—	—	—	—	(72,548)	(72,548)
Net unrealized loss on marketable securities	—	—	—	(14)	—	(14)

Balances as of December 31, 2018	59,456,493	$6	$693,534	$(58)	$(523,064)	$170,418
Issuance of common stock upon exercise of stock options	225,966	—	386	—	—	386
Stock-based compensation expense	—	—	10,468	—	—	10,468
Issuance of common stock, net of $7,254 issuance costs	9,200,000	1	107,745	—	—	107,746
Net loss	—	—	—	—	(102,808)	(102,808)
Net unrealized gain on marketable securities	—	—	—	138	—	138

Balances as of December 31, 2019	68,882,459	$7	$812,133	$80	$(625,872)	$186,348

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Operating activities
Net loss	$(102,808)	$(72,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	572	105
Stock-based compensation expense	9,558	7,013
Accelerated vesting of stock-based compensation expense due to restructuring	910	—
Net accretion and amortization of investments in marketable securities	(2,237)	(1,945)
Non-cash interest associated with debt discount accretion	—	148
Loss on extinguishment of debt	—	407
Change in fair value of warrant liability	—	3,710
Gain on extinguishment of warrant liability	—	(422)
Accretion of tenant improvement allowance	—	(263)
Changes in assets and liabilities:
Receivable from collaboration	—	5,000
Interest receivable and other current assets	(383)	(178)
Prepaid research and development and other prepaid expenses	(8,697)	(1,386)
Other assets	2,120	(1,646)
Accounts payable	530	662
Accrued restructuring	3,193	—
Accrued liabilities	(669)	6,450
Accrued interest payable	—	(43)

Net cash used in operating activities	(97,911)	(54,936)

Investing activities
Purchases of property and equipment	(315)	(529)
Purchases of marketable securities	(290,893)	(276,382)
Proceeds from maturities of marketable securities	252,881	222,800
Proceeds from sale of marketable securities	3,980	—

Net cash used in investing activities	(34,347)	(54,111)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	107,746	135,520
Proceeds from issuance of common stock pursuant to equity award plans	386	3,571
Proceeds from issuance of common stock upon exercise of warrants	—	2,550
Repayment of facility loan principal	—	(6,527)
Payment of fees to extinguish facility loan	—	(126)

Net cash provided by financing activities	108,132	134,988
Net (decrease) increase in cash and cash equivalents	(24,126)	25,941
Cash and cash equivalents at beginning of period	48,995	23,054

Cash and cash equivalents at end of period	$24,869	$48,995

Supplemental disclosures
Cash paid for amounts included in the measurement of lease liabilities	$628	$—
Cash paid for interest	—	231

Supplemental non-cash investing and financing activities
Issuance of common stock upon warrant exercises	$—	$9,379
Operating lease right-of-use assets obtained in exchange for lease liabilities	152	—
Lessor funded lease incentives included in property and equipment	—	2,256
Accrued property and equipment	—	156

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
Seladelpar is currently being developed for the treatment of the liver diseases primary biliary cholangitis (PBC), primary sclerosing cholangitis (PSC) and nonalcoholic steatohepatitis (NASH). The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the year ended December 31, 2019, the Company incurred a net loss of $102.8 million and used $97.9 million of cash in operations. At December 31, 2019, the Company had an accumulated deficit of $625.9 million.
Historically, the Company has incurred substantial research and development expenses in the course of studying its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. Generally, the Company’s ability to achieve profitability is dependent on its ability to successfully develop, acquire or in-license
additional product candidates, conduct clinical trials for those product candidates, obtain regulatory approvals, and support commercialization activities for those product candidates. Any products developed will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.
More recently, in the fourth quarter of 2019, the Company terminated its ongoing clinical trials in PBC, PSC, and NASH and placed the further development of seladelpar on clinical hold pending further investigation and review of certain histological observations seen in NASH patients and pending additional discussions with the FDA. In parallel with this review, the Company also commenced a process to evaluate all potential ways to maximize stockholder value including possible mergers and business combinations, a sale of part or all of the Company’s assets, collaboration and licensing agreements, dissolution and liquidation of the Company’s assets, and/or continuing development of internal programs.
As of December 31, 2019, the Company had cash, cash equivalents and marketable securities totaling $190.9 million. While the Company completes its clinical review and FDA discussions and evaluates additional ways to maximize shareholder value, cash is considered sufficient to fund the Company’s currently scaled-back operating plan into 2021. Once the Company’s future business strategy is confirmed, its future liquidity and capital resource needs could be impacted by numerous factors, including but not limited to, funding requirements associated with a merger, collaboration, or licensing arrangement and/or the incurrence of costs associated with the continued development of internal programs as well as costs to wind down current seladelpar clinical trials. The Company has historically obtained and, if needed, expects to obtain additional financing to fund its business strategy through future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements are comprised of the accounts of CymaBay and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.
These consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires management to make informed estimates and assumptions that impact the amounts and disclosures reported in the consolidated financial statements and accompanying notes. Certain reclassifications have been made to the prior period amounts to conform to the current year presentation. “Prepaid research and development expenses” and “Other prepaid expenses”, which previously were reported as “Prepaid expenses” on the consolidated balance sheet, are now reported as separate line items.
Accounting estimates and assumptions are inherently uncertain. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates and assumptions. The Company believes a higher level of
judgment is involved in determining and in estimating the valuation of stock-based compensation, accrued clinical expenses, restructuring liabilities, and equity instrument valuations. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each reporting period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.
Fair Value of Financial Instruments
The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, accounts receivable, prepaid expenses, other current assets, accounts payable, and accrued expenses. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and accrued interest payable approximate the related fair values due to the short maturities of these instruments.
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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,597	$—	$—	$18,597

Total cash equivalents	18,597	—	—	18,597
Short-term investments:
U.S. and foreign commercial paper	—	51,102	—	51,102
U.S. and foreign corporate debt securities	—	56,729	—	56,729
Asset-backed securities	—	39,788	—	39,788
U.S. treasury securities	—	18,457	—	18,457

Total short-term investments	—	166,076	—	166,076

Total assets measured at fair value	$18,597	$166,076	$—	$184,673

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$39,481	$—	$—	$39,481
U.S. and foreign commercial paper	—	6,469	—	6,469

Total cash equivalents	39,481	6,469	—	45,950
Short-term investments:
U.S. and foreign commercial paper	—	51,627	—	51,627
U.S. and foreign corporate debt securities	—	34,634	—	34,634
Asset-backed securities	—	25,472	—	25,472
U.S. treasury securities	—	17,936	—	17,936

Total short-term investments	—	129,669	—	129,669

Total assets measured at fair value	$39,481	$136,138	$—	$175,619

The Company estimates the fair value of its
money market funds
,
corporate debt, asset backed securities,
c
o
mmercial p
aper
and U.S. treasury securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs
.
There were no transfers between fair value measurement levels for any periods presented.
Historically, the Company held a Level 3 liability associated with common stock warrants that were issued in connection with the Company’s financings completed in September and October 2013, January 2014, and August 2015. The warrants were accounted for as liabilities until either they were exercised or expired in September 2018.

The following tables set forth a summary of the changes in the fair value of the Company’s liabilities measured using Level 3 inputs (in thousands):

	Year Ended December 31,
	2019	2018
Balance, beginning of period	$—	$6,091
Change in fair value	—	3,710
Settlement of financial instruments	—	(9,379)
Extinguishment of financial instruments	—	(422)

Balance, end of period	$—	$—

See Note 3 for further discussion regarding the carrying value of the Company’s financial instruments.
Cash, Cash Equivalents, and Marketable Securities
The Company considers all highly liquid investments with
an original
maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, demand money market accounts and commercial paper.
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
Concentration of Credit Risk
Cash, cash equivalents, and marketable securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded on the balance sheet. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments to the extent recorded on the consolidated balance sheets.
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

Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, and the costs are amortized over the estimated useful lives of the respective assets, generally three to seven years. Leasehold improvements are amortized over the shorter of the useful lives or the non-cancelable

term of the related lease. Maintenance and repair costs are charged as expense in the consolidated statements of operations and comprehensive loss as incurred.
Long-Lived Assets
The Company reviews the carrying value long-lived assets, including right-of-use

operating lease assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets for any periods presented.
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
Subsequent to the adoption of the new leasing standard on January 1, 2019, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use

assets, other accrued liabilities, and long-term portion of operating lease liabilities in our consolidated balance sheet at December 31, 2019. Operating lease right-of-use

assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.
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
non-clinical
studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred, including expenses that may or may not be reimbursed under research and development funding arrangements. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid assets until the goods are received or services are rendered. Such payments are evaluated for current or long-term classification based on when they will be realized. Additionally, if expectations change such that the Company does not expect goods to be delivered or services to be rendered, such prepayments are charged to expense.
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
Restructuring Charges
The Company recognizes restructuring charges related to reorganization plans that have been committed to by management and when
liabilities have been incurred. In connection with these activities, the Company records restructuring charges at fair value for
,
a) contractual employee termination benefits when obligations are associated to services already rendered, rights to such benefits have vested, and payment of benefits is probable and can be reasonably estimated, b) one-time employee termination benefits when management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, it is unlikely changes to the plan will be made or the plan will be withdrawn and communication to such employees has occurred
,
and c) contract termination costs when a contract is terminated before the end of its term.
One-time employee termination benefits are recognized in their entirety when communication has occurred and future services are not required. If future services are required, the costs are recorded ratably over the remaining period of service. Contract termination costs to be incurred over the remaining contract term without economic benefit are recorded in their entirety when the contract is canceled.
The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the planned reorganization plan. To the extent the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future accrued restructuring liabilities, requiring the recognition of additional restructuring charges or the reduction of accrued restructuring liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.
At the end of each reporting period, the Company evaluates the remaining accrued restructuring balances to ensure that no excess accruals are retained, and the utilization of the provisions are for their intended purpose in accordance with developed restructuring plans.

Stock-Based Compensation
Employee and director stock-based compensation is measured at fair value on the grant date of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and on an accelerated basis for stock options with performance conditions, net of estimated forfeitures. For stock options with performance conditions, the Company evaluates the probability of achieving performance conditions at each reporting date. The Company begins to recognize the expense when it is deemed probable that the performance conditions will be met. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards. The determination of fair value for stock-based awards using an option-pricing model requires management to make certain assumptions regarding subjective input variables such as expected term, dividends, volatility and risk-free rate. The Company is also required to make estimates as to the probability of achieving the specific performance criteria. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s results of operations.
Equity awards granted to
non-employees
are valued using the Black-Scholes option-pricing model. Stock-based compensation expense for nonemployee services has historically been subject to remeasurement at each reporting date as the underlying equity instruments vest and was recognized as an expense over the period during which services are received. Upon the adoption of Accounting Standards Update (“ASU”)
2018-07,
Compensation – Stock Compensation
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
The Company records interest related to income tax reserves, if any, as interest expense, and any penalties would be recorded as other expense in the consolidated statements of operations and comprehensive loss. There was no interest or penalties related to income tax reserves during the years ended December 31, 2019 or 2018.
Comprehensive Loss
Comprehensive loss includes net loss and net unrealized gains and losses on marketable securities, which are presented in a single continuous statement. Other comprehensive (loss) gain is also disclosed in the consolidated balance sheets and statements of stockholders’ equity in accumulated other comprehensive income (loss), and is stated net of related tax effects, if any.
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
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss allocated to common stock—basic	$(102,808)	$(72,548)
Adjustment for revaluation and extinguishment of common stock warrants	—	(422)

Net loss allocated to common stock—diluted	$(102,808)	$(72,970)

Denominator:
Weighted average number of common stock shares outstanding—basic	67,033,046	57,808,254
Dilutive securities:
Common stock warrants	—	30,045

Weighted average number of common stock shares outstanding—diluted	67,033,046	57,838,299
Net loss per share—basic	$(1.53)	$(1.25)
Net loss per share—diluted	$(1.53)	$(1.26)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Year Ended December 31,
	2019	2018
Common stock options	6,727	5,593
Incentive awards	101	130

Total	6,828	5,723

Recently Adopted Accounting Pronouncements
ASU
2016-02
and
2018-11
In February 2016, the FASB issued ASU No.
 2016-02,
Leases (Topic 842).
The new standard requires the recognition of lease liabilities and right-of-use
(R
O
U) assets on the balance sheet arising from lease transactions at the lease commencement date and the disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU
2018-11,
Leases (Topic 842) Targeted Improvements
, which provides an additional transition method in which the new lease standard is applied at the adoption date and recognized as a cumulative-effect adjustment to retained earnings without adjustment to comparative periods. The amendment has the same effective date and transition requirements as the new lease standard.
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
ASU
2018-08
On January 1, 2019 the Company adopted ASU No.
 2018-08,
Not-For-Profit
Entities (Topic 958):
Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made
(ASU No.
 2018-08),
which is intended to clarify and improve the scope and the accounting guidance for contributions received and contributions made. The amendments in ASU No.
 2018-08
assist entities in (1) evaluating whether transactions should be accounted for as contributions (nonreciprocal transaction) within the scope of Topic 958,
Not-for-Profit Entities
, or as exchange (reciprocal) transactions subject to other guidance and (2) determining whether a contribution is conditional. This amendment applies to all entities that make or receive grants or contributions. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

ASU
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
Recently Issued Accounting Pronouncements
ASU
2018-18
In November 2018, the FASB issued ASU
2018-18,
Collaborative Arrangements (Topic 808):
Clarifying the Interaction between Topic 808 and Topic 606
. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer. The amendment will be effective for the Company on January 1, 2020. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
ASU
2018-15
In August 2018, the FASB issued ASU No.
 2018-15,
 Intangibles (Topic 350):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendment will be effective for the Company on January 1, 2020. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
ASU
2018-13
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement
(
Topic 820
):
Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
which modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendment will be effective for the Company on January 1, 2020. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
ASU

2016-13
In June 2016, the FASB issued ASU No.
 2016-13,
Financial Instruments—Credit Losses (Topic 326):
Measurement of Credit Losses on Financial Instruments
, an amendment which modifies the measurement and recognition of credit losses for most financial assets and certain other instruments. The amendment updates the guidance for measuring and recording credit losses on financial assets measured at amortized cost by replacing the “incurred loss” model with an “expected loss” model. Accordingly, these financial assets will be presented at the net amount expected to be collected. The amendment also requires that credit losses related to available-for-sale
debt

securities be recorded as an allowance through net income rather than reducing the carrying amount under the current, other-than-temporary-impairment model. In November 2019, FASB issued ASU No.
 2019-10,
Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842)
, which deferred the adoption deadline for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted and entities are required to use a modified retrospective approach, with certain exceptions. The Company intends to adopt the standard on January 1, 2023 and will assess potential effects of the guidance prior to the adoption date.
3. Marketable Securities
Marketable
available-for-sale
securities as of December 31, 2019 and 2018 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2019:
Cash equivalents:
Money market funds	$18,597	$—	$—	$18,597
U.S. and foreign commercial paper	—	—	—	—
Total cash equivalents	18,597	—	—	18,597
Short-term investments:
U.S. and foreign commercial paper	51,102	—	—	51,102
U.S. and foreign corporate debt securities	56,691	38	—	56,729
Asset-backed securities	39,756	33	—	39,789
U.S. treasury securities	18,447	9	—	18,456

Total short-term investments	165,996	80	—	166,076

Total marketable securities	$184,593	$80	$—	$184,673

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2018:
Cash equivalents:
Money market funds	$39,481	$—	$—	$39,481
U.S. and foreign commercial paper	6,469	—	—	6,469

Total cash equivalents	45,950	—	—	45,950
Short-term investments:
U.S. and foreign commercial paper	51,627	—	—	51,627
U.S. and foreign corporate debt securities	34,668	—	(34)	34,634
Asset-backed securities	25,494	—	(22)	25,472
U.S. treasury securities	17,938	—	(2)	17,936

Total short-term investments	129,727	—	(58)	129,669

Total marketable securities	$179,677	$—	$(58)	$175,619

The Company’s commercial paper and corporate debt securities consist of U.S. and foreign securities, from issuers in various sectors including finance and industry. The Company’s asset-backed securities are collateralized by credit card receivables and have investment-grade ratings.
As of December 31, 2019 and 2018, the remaining contractual maturities of the Company’s commercial paper, corporate debt securities, asset-backed securities, and U.S. treasury securities were less than 1 year. There were no realized gains and losses for the years ended December 31, 2019 and 2018. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2019 and 2018.
See Note 2 for further information regarding the fair value of the Company’s financial instruments
.
4. Certain Balance Sheet Items
Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$2,430	$2,417
Office and computer equipment	290	214
Purchased software	44	44
Furniture and fixtures	430	360

Total	3,194	3,035
Less accumulated depreciation and amortization	(785)	(130)

Property and equipment, net	$2,409	$2,905

Depreciation expense for the years ended December 31, 2019 and 2018 was approximately $0.8 million and $0.1 million, respectively, and was recorded in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss.
Other accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation	$2,013	$2,759
Operating lease liability	407	—
Accrued professional fees and other	302	670
Deferred rent	—	425

Other accr u ed liabilit i e s	$2,722	$3,854

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
million upon initiation of a study evaluating the pharmacokinetics of arhalofenate in subjects with renal impairment, which occurred during the quarter ended December 31, 2017 and payment was received in January 2018. Additional payments of up to
$195.0
million could have been earned based upon the achievement of other specific development and sales milestones.
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

Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.
In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPAR
d
compounds (the PPAR
d
Products) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPAR
d
Products. Under the terms of the agreement, the Company has full control and responsibility over the research, development and registration of any PPAR
d
Products and is required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPAR
d
Products. Janssen NV has a right of first negotiation under the agreement to license PPAR
d
Products from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPAR
d
Products. Under the terms of the agreement Janssen NV is entitled to receive up to an
8
% royalty on net sales of PPAR
d
Products.
No
amounts were incurred or accrued for this agreement as of and for the years ended December 31, 2019 and 2018.
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
DiaTex, Inc.
In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how
(the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license
the covered IP. The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $0.8 million for the future development of arhalofenate, as well as royalty payments on commercial sales of products containing arhalofenate. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone. No development payments were made or due as of and for the years ended December 31, 2019 and 2018 and no royalties have been paid to date.
6. Term Loan
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

7. Commitments and Contingencies
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
The Company has agreed to indemnify its officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2019 and 2018. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.
8. Leases
The Company has one operating lease pertaining to 17,698 square feet of corporate office space in Newark, California pursuant to a lease agreement that commenced January 16, 2014 and was amended on April 16, 2018. At December 31, 2019 the Company’s lease portfolio had a weighted average remaining term of 4.1 years, with an option to extend for an additional 5 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use
assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.
The Company cannot determine the implicit rate in its lease, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used an incremental borrowing rate as of the date of adoption for leases that commenced prior to January 1, 2019. The weighted average discount rate for the Company’s lease portfolio at December 31, 2019 was 12.6%.
For the years ended December 31, 2019 and 2018, the Company incurred $0.5 million and $0.4 million, respectively, of lease costs included in operating expenses in the condensed consolidated statements of income and comprehensive income in relation to its operating lease, a portion of which was variable rent expense and not included within the measurement of the Company’s operating ROU assets and lease liabilities. The variable rent expense consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease
components. Short-term lease costs were not material. At December 31, 2019, the Company’s operating lease right-of-use
asset totaled $0.2 million, and the operating lease liability totaled $2.1 million. The short
-
term portion of the operating lease liability was $0.4 million and is contained within other accrued liabilities on the balance sheet, with the remaining $1.7 million liability reported on the balance sheet as long-term portion of operating lease liability
.

As of December 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Operating Leases
Year ending December 31,
2020	647
2021	667
2022	686
2023	707
2024	30

Total undiscounted future minimum lease payments	$2,737
Less: Imputed interest	587

Total operating lease liability	$2,150

Less: Current portion of operating lease liability (included in other accrued liabilities)	407

Long-term portion of operating lease liability	$1,743

9. Stockholders’ Equity
The Company is authorized to issue 10,000,000 shares of preferred stock as of December 31, 2019 and 2018, respectively. The Company is authorized to issue 100,000,000 shares of common stock as of December 31, 2019 and 2018, respectively.
As of December 31, 2019 and 2018, the Company had reserved shares of authorized but unissued common stock as follows:

	December 31,
	2019	2018
Equity incentive plan	9,143,863	6,991,570

Total reserved shares of common stock	9,143,863	6,991,570

Sale of Common Stock
On February 1, 2018, pursuant to a $200.0 million shelf registration statement on Form
S-3,
the Company completed the issuance of 13,340,000 shares of its common stock at $10.80 per share, which the Company refers to as the February 2018 public offering. Net proceeds in connection with the February 2018 public offering were approximately $135.5 million after deducting underwriting discounts, commissions and other offering expenses.
On December 28, 2018, the Company filed a $200.0 million shelf registration statement on Form
S-3
that was declared effective in February 2019. The Company’s existing $200.0 million shelf registration statement was also terminated on the effective date.
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

Common Stock Warrants
In connection with a 2013 financing and the Company’s private placement of common
stock and warrants in September 2013, October 2013 and January 2014, the Company issued five-year warrants to purchase 1,741,788 shares of the Company’s common stock at an exercise price of $5.75 per share (referred to as the 2013 financing warrants). The Company also issued seven-year warrants to purchase 121,739 shares of the Company’s common stock to certain lenders at an exercise price of $5.00 per share in September 2013. Finally, in connection with the 2015 loan facility, the Company issued ten-year warrants to purchase 114,436 shares of its common stock to its lenders at an exercise price of $2.84 per share (referred to as the lender warrants).
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
During the year ended December 31, 2018, the Company’s warrants were remeasured using Level 3 inputs involving a Black-Scholes option-pricing model, the inputs for which include: the exercise price of the warrants; the market price of the underlying common shares; a risk-free interest rate based on the rates for U.S. treasury zero-coupon
bonds with maturities similar to those of the remaining contractual term of the warrants; an assumed dividend yield of zero based on the Company’s expectation that it will not pay dividends in the foreseeable future; an expected term based on the remaining contractual term of the warrants; and expected volatility based upon the Company’s historical volatility. The significant unobservable input used in measuring the fair value of the common stock warrant liabilities is the expected volatility.
Significant
increases in volatility would result in a higher fair value measurement.
The resulting increase in warrant liability fair value of $3.7 million for the year ended December 31, 2018 was recorded as revaluation losses in other (expense) income, net in the Company’s consolidated statement of operations and comprehensive loss.
During the year ended December 31, 2018, 443,505 warrants were exercised for cash proceeds of $2.6 million and 938,300 warrants were cashless exercised for 513,340 shares of the Company’s common stock.
On September 30, 2018, 79,150 of remaining unexercised warrants expired, resulting in the recognition of a $0.4 million gain on extinguishment of the related warrant liability. As of December 31, 2019 and 2018, no warrants were outstanding.
10. Stock Plan and Stock-Based Compensation
Stock Plan
In September 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan), under which shares of common stock are reserved for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards by the Company. These awards may be granted to employees, members of the Board of Directors, and consultants. The 2013 Plan has a term of ten years and replaced the 2003 Equity Incentive Plan, which had similar terms. The 2013 Plan permits the Company to (i) grant incentive stock options to directors and employees at not less than 100% of the fair value of common stock on the date of grant; (ii) grant nonqualified options to employees, directors, and consultants at not less than 85% of fair value; (iii) award stock bonuses; and (iv) grant rights to acquire restricted stock at not less than 85% of fair value. Options generally vest over a four year period and have a term of ten years. Options granted to 10%

stockholders have a maximum term of five years and require an exercise price equal to at least 110% of the fair value on the date of grant. The exercise price of all options granted to date has been at least equal to the fair value of common stock on the date of grant. The share reserve under the 2013 Plan will automatically increase on January 1 st
of each year, for a period of not more than ten years, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 st
of the preceding calendar year, unless the Board determines otherwise prior to December 31 st
of such calendar year.
Stock Plan Activity
As of December 31, 2019, there were 2,315,727 shares available for grant under the 2013 Plan. In accordance with the provisions of the 2013 Plan, the Board of Directors reduced the automatic share increase in the share reserve on January 1, 2020 to zero shares.
The following table summarizes activity in the Company’s stock option grants, including performance options:

	Shares Subject to Outstanding Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	5,593,132	$7.68
Options granted	2,775,360	8.25
Options exercised	(223,631)	1.67
Options forfeited	(1,127,078)	8.63
Options expired	(291,088)	9.42

Outstanding as of December 31, 2019	6,726,695	$7.88	$7.39	$369

Vested and expected to vest as of December 31, 2019	6,726,695	7.88	7.39	$369

Exercisable as of December 31, 2019	3,769,835	$6.87	$6.47	$328

The total intrinsic value of options exercised was $0.4 million and $4.9 million, for the years ended December 31, 2019 and 2018, respectively.
Vested and Unvested Awards
The total fair value of options vested was $9.9 million and $7.0 million for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, unamortized employee and
non-employee
stock-based compensation expense of $15.0
 m
illion is expected to be recognized over a weighted average period of 2.4 years.
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
The Company recorded no stock
-
based compensation expense in the year ended December 31, 2019 pertaining to its incentive awards and an insignificant amount in the year ended December 31, 2018. Incentive awards outstanding totaled 101,441 and 129,776 as of December 31, 2019 and 2018, respectively.
Options Granted to Nonemployees
The Company has issued options to purchase shares of common stock to certain scientific advisors and consultants. The stock options have various exercise prices, a term of ten years, and vest over periods up to forty-eight months.
No options were
granted to these advisors and consultants

in 2019 and the Company granted
options to purchase 10,000 shares of common stock in 201
8
. As of December 31, 2019, options to purchase 9,646
shares of common stock remained
unvested. The Company recorded $0.1 million of expense in the years ended December 31, 2019 and 2018, respectively, related to these options and awards.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Research and development	$4,361	$2,760
General and administrative	5,197	4,253
Restructuring charges	910	—

Total stock-based compensation expense	$10,468	$7,013

Valuation Assumptions
The following table presents the weighted-average assumptions the Company used in the Black-Scholes option-pricing model to derive the grant date fair values of stock options granted in each of the years presented along with the resulting estimated weighted-average grant date fair values per share:

	Year Ended December 31,
	2019	2018
Expected term (in years)	6.2	6.2
Expected volatility	76%	77%
Risk-free interest rate	2.13%	2.62%
Expected dividend yield	—%	—%
Weighted-average grant date fair value per share	$5.60	$8.14

Expected Term
The Company does not believe it can currently place reliance on its historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term. Therefore, for stock option grants made during the years ended December 31, 2019 and 2018, the Company has opted to use the simplified method for estimating the expected term, which is an average of the contractual term of the options and its ordinary vesting period. The expected term represents the period of time that options are expected to be outstanding.
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
11. 401(k) Plan
The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. As is permitted under the plan, the Company has elected to match employee contributions up to $750 and accordingly matching contributions totaling an insignificant amount were made in the years ended December 31, 2019 and 2018.
12. Income Taxes
No provision for U.S. income taxes exists due to tax losses incurred in all periods presented. All losses incurred were U.S. based. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31
	2019	2018
Deferred tax assets:
Federal and state net operating loss carryforwards	$107,213	$85,571
Federal and state research and development tax credit carryforwards	25,661	18,590
Capitalized research and development	4,725	10,466
Stock based compensation	3,562	2,848
Other	1,199	1,499

Total deferred tax assets	142,360	118,974
Deferred tax liabilities:
Depreciation and amortization	(372)	(622)
Other	(49)	—

Total deferred tax liabilities	(421)	(622)
Valuation allowance	(141,939)	(118,352)

Net deferred tax assets	$—	$—

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $23.6 million and $29.5 million during the years ended December 31, 2019 and 2018, respectively.
The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	December 31
	2019	2018
Income tax benefit at federal statutory tax rate	$(21,589)	$(15,235)
Change in valuation allowance	23,587	29,501
State income taxes, net of federal benefit	3,810	(10,112)
Research credits	(6,555)	(4,717)
Other	747	563

Income tax (benefit) expense	$—	$—

Pursuant to Internal Revenue Code (IRC), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company completed an analysis under IRC Sections 382 and 383 through December 21, 2007 and determined that the Company’s net operating losses and research and development credits were subject to limitations due to changes in ownership through December 31, 2007. The net operating loss carryforwards reflected in the deferred tax assets at December 31, 2019 have been adjusted to reflect Section 382 limitations resulting from that change. The Company has been in a net operating loss position since 2008. The Company has not performed any additional analysis for IRC Sections 382 and 383 and there is a risk that additional changes in ownership could have occurred since December 31, 2007. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.
As of December 31, 2019, the Company
h
ad
 federal net operating loss carryforwards of $435.9 million and state net operating loss carryforwards of $224.5 million to offset future taxable income, if any. In addition, the Company had
federal research and development tax credit carryforwards of $9.8 million, federal orphan drug tax credit carryforwards of $18.1 million, and state research and development tax credit carryforwards of $5.3 million. If not utilized, the federal net operating losses for the years beginning before January 1, 2018 of

$255.7 million
will expire beginning in 2024 through 2037
,

and the federal net operating losses for the tax years beginning after January 1, 2018 of $180.2
million will be carried forward indefinitely (subject to certain utilization limitations). The state net operating loss carryforwards will expire beginning in 2028 through 2039. The federal research and development and federal orphan drug tax credit carryforwards will expire beginning in 2020 through 2039, and the state tax credit will carry forward indefinitely. Interest and penalties for the years ended December 31, 2019 and 2018 were not material.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Total
Balances as of December 31, 2017	$3,295
Increases related to prior year tax positions	6
Increases related to 2018 tax positions	1,283

Balances as of December 31, 2018	$4,584
Increases related to prior year tax positions	83
Increases related to 2019 tax positions	1,719

Balances as of December 31, 2019	$6,386

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
13. Restructuring
In December 2019, the Company commenced a reorganization plan to reduce its operating costs and better align its workforce with the needs of its business following the Company’s November 25, 2019 announcement that it had halted clinical development of seladelpar. As of December 31, 2019, the restructuring liability is included in current liabilities on the consolidated balance sheet.
The Company incurred aggregate restructuring charges of approximately $5.1 million for the year ended December 31, 2019. Restructuring charges incurred under this plan primarily consisted of employee termination benefits and contract termination costs primarily associated with nonrefundable prepayments and exit fees relating to third-party manufacturers that the Company contracted with for clinical supplies. Employee termination benefits include severance costs, employee-related benefits, supplemental one-time
termination payments, and
non-cash
share-based compensation expense related to the acceleration of stock options. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the consolidated statements of operations and comprehensive loss. Substantially all cash payments are expected to be paid out by the end of 2020. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.

The following table summarizes the accrued restructuring liabilities and utilization by cost type associated with the restructuring activities during the year ended December 31, 2019 (in thousands):

	Termination Benefits	Contract Termination Costs	Total
Balances as of January 1, 2019	$—	$—	$—
Restructuring charges	2,912	413	3,325
Reductions for cash payments	(132)	—	(132)

Balances as of December 31, 2019	$2,780	$413	$3,193

The Company also recognized $1.8 million in restructuring charges related to $0.9 million of nonrefundable prepaid research and development costs for clinical trial materials no longer expected be delivered and $0.9 million of accelerated vesting for stock-based compensation for executives subject to the reorganization plan.

Item 16. Form
10-K
Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CymaBay Therapeutics, Inc.
Registrant

March 16, 2020	/s/ Sujal Shah
Date	Sujal Shah President and Chief Executive Officer

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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Sujal Shah Sujal Shah	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020

/s/ Daniel Menold Daniel Menold	Vice President, Finance (Principal Financial Officer)	March 16, 2020

/s/ Robert J. Wills Robert J. Wills, Ph.D.	Director	March 16, 2020

/s/ Kurt von Emster Kurt von Emster, CFA	Director	March 16, 2020

/s/ Caroline Loewy Caroline Loewy	Director	March 16, 2020

/s/ Paul F. Truex Paul F. Truex	Director	March 16, 2020