Form 10-K/A
period 2019-12-31
CymaBay Therapeutics, Inc.
filed 2020-04-29
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                 to                 .
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
☐
    No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes
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
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
 12b-2
of the Exchange Act:

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
common equity held by
non-affiliates
of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 28, 2019, was $487,988,477. This excludes 546,232 shares of the registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June 28, 2019. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding as of February 29, 2020, was 68,882,459.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
CymaBay Therapeutics, Inc. (“CymaBay,” “the Company,” “we,” “us,” or “our”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 (the “Form
10-K”)
with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2020. The Company is filing this Amendment No. 1 on Form
10-K/A
(the “Form
10-K/A”)
for the purpose of including in Part III the information that was to be incorporated by reference from its definitive proxy statement for the 2020 annual meeting of stockholders. This Form
10-K/A
amends and restates in their entirety Items 10 through 14 of Part III of the Form
10-K.
In addition, the reference on the cover of the Form
10-K
to the incorporation by reference of the Company’s Proxy Statement for its 2020 Annual Meeting of Stockholders into Part III of the Form
10-K
is hereby amended to delete that reference. In addition, Item 15 of Part IV of the Form
10-K
is amended and restated in its entirety to file new certifications by our principal executive officer and principal financial officer as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended.
Except as expressly noted in this Form
10-K/A,
this Form
10-K/A
does not reflect events occurring after the original filing of the Form
10-K
or modify or update in any way any of the other disclosures contained in the Form
10-K
including, without limitation, the financial statements. Accordingly, this Form
10-K/A
should be read in conjunction with the Form
10-K
and the Company’s other filings with the SEC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
The members of our board of directors (“Board”) and their ages as of March 15, 2020 are:

NAME	AGE	POSITION HELD WITH CYMABAY
Sujal Shah	46	President and Chief Executive Officer, Director
Caroline Loewy	54	Director
Paul F. Truex	51	Director
Kurt von Emster	52	Director
Robert J. Wills, Ph.D.	66	Chairman, Director
The following is a brief biography of each of the members of the Board and a discussion of the specific experience, qualifications, attributes or skills of each such director that led that led our Board to determine that the applicable director should serve as a member of our Board as of the date of this report.
Sujal Shah
has served as our President and Chief Executive Officer since November 2017 and has been a member of our Board since June 2017. Mr. Shah previously served as our Interim President and Chief Executive Officer from March 2017 to November 2017 and as our Chief Financial Officer from December 2013 to March 2017. Prior to that he served as a consultant and acting Chief Financial Officer for us from June 2012 to December 2013. From 2010 to 2012, Mr. Shah served as Director, Health Care Investment Banking for Citigroup Inc., where he was responsible for managing client relationships and executing strategic and financing related transactions for clients focused in life sciences. From 2004 to 2010 Mr. Shah was employed with Credit-Suisse, last serving in the capacity as Vice President, Health Care Investment Banking Group. Mr. Shah received a M.B.A. from Carnegie Mellon University—Tepper School of Business and M.S. and B.S. degrees in Biomedical Engineering from Northwestern University. Mr. Shah currently serves on the Executive Advisory Board of the Chemistry Life Processes Institute at Northwestern University. Because of his extensive experience executing strategic and financing transactions both as an advisor and as an operator in the biopharmaceutical industry, his foundational scientific training, and his intimate knowledge of our company, we believe he is able to make valuable contributions to the Board.
Caroline Loewy
has been a member of our Board since December 2016. Ms. Loewy is a biopharmaceutical and financial executive with over 25 years of experience in the field. She currently provides strategic advisory services for biopharmaceutical companies, primarily in the role of board member. Ms. Loewy is currently a member of the board of directors of PhaseBio Pharmaceuticals, Inc. and Aptose Biosciences Inc., each since 2018. Previously Ms. Loewy was a
Co-Founder
and served as the Chief Business Officer and Chief Financial Officer of Achieve Life Sciences, a biopharmaceutical company (acquired by OncoGenex Pharmaceuticals, Inc. in 2017), from 2015 to 2017. Ms. Loewy has previously held the position of Chief Financial Officer of both public and private biopharmaceutical companies including Tobira Therapeutics (acquired by Allergan Inc. in 2016) from 2012 to 2014, Corcept Therapeutics from 2008 to 2011, and Poniard Pharmaceuticals from 2006 to 2008. Prior to her roles in company management, Ms. Loewy spent 11 years as a senior biotechnology equity research analyst at Morgan Stanley and Prudential Securities. Ms. Loewy has leveraged her experience in the medical arena and financial expertise to benefit those affected by rare disease. She is a founding board member of the Global Genes Project, one of the leading rare disease patient advocacy organizations in the world, and is a member of the National Advisory Council of the Translational Genomics Research Institute (TGen) Center for Rare Childhood Disorders. Ms. Loewy is also a founding board member of the KCNQ2 Cure Alliance, promoting education and research into the rare disorder affecting her son. Ms. Loewy holds a B.A. from the University of California, Berkeley, and a MBA/MS from Carnegie Mellon University. Because of her more than 25 years of experience in the biopharmaceutical industry and financial expertise as a chief financial officer, as well as her extensive and valuable experience in providing strategic advisory services, we believe she is able to make valuable contributions to the Board.
Paul F. Truex
has been a member of our Board since April 2016. Mr. Truex was elected to the Board because of his deep knowledge of, and experience in, the pharmaceutical industry. Mr. Truex is the Executive Chairman of LQT Therapeutics, Inc. and has served in that role since July 2019. Mr. Truex previously served as Executive Chairman of Anthera Pharmaceuticals, Inc., or Anthera, a biopharmaceutical company. Mr. Truex was a founder of Anthera where he served as Director and Chief Executive Officer from September 2004 to December 2016. Prior to founding Anthera, Mr. Truex was a co-founder
and served as a Director, President and Chief Executive Officer of Peninsula Pharmaceuticals, Inc., or Peninsula, from the commencement of its operations in October 2001 until December 2005 after which Peninsula was acquired in a series of transactions by Johnson & Johnson and Forest Laboratories. Prior to Peninsula, Mr. Truex was Vice President of Commercial Development for Versicor, Inc. (acquired by Pfizer) from April 2000 to September 2001. From July 1997 to April 2000, Mr. Truex worked at Eli

Lilly and Company where he served in various marketing and sales roles. Mr. Truex obtained his M.B.A. in marketing and finance from Indiana University and a B.A. in Economics from the University of Waterloo. Mr. Truex is also a director of Milestone Pharmaceuticals, Inc., where he served as Chairman from 2002 to 2016, Feldan Therapeutics, Inc. and Gladius Pharmaceuticals, Inc. Mr. Truex previously served as a director of Trius Therapeutics, Inc. from June 2008 until September 2013. Because of his more than 25 years of experience in biopharmaceutical and pharmaceutical companies as an executive, as well as his extensive corporate governance and board oversight experience, we believe he is able to make valuable contributions to the Board.
Kurt von Emster, CFA
has been a member of our Board since April 2009. Mr. von Emster was elected to the Board because of his in-depth
knowledge of the pharmaceutical industry where he has been an institutional biotechnology and health care analyst and portfolio manager for 26 years. Mr. von Emster has been a Partner at Abingworth LLP, a venture capital firm, since January 2015 and as Managing Partner since July 2015. Prior to joining Abingworth, Mr. von Emster was a co-founder
and Partner of venBio LLC, a venture capital firm, from May 2009 until January 2015. In 2001, Mr. von Emster became a General Partner at MPM Capital, a leading biotechnology private equity firm, and launched the MPM BioEquities Fund, a cross over public and private biotechnology hedge fund. He was the portfolio manager of this fund from inception in 2001 until his departure in 2009. Mr. von Emster’s investment career started in 1989 at Franklin Templeton Investments where he founded and managed several health and biotechnology funds in the 1990s. Mr. von Emster currently serves on the board of directors of SutroVax, Inc. He is a former member of the board of CRISPR Therapeutics, Inc., Aurinia Pharmaceuticals, Inc., Kesios Therapeutics, Ltd., Cytos Biotechnology, Ltd. (merged with Kuros Biosurgery Holding AG), Facet Biotech Corporation (sold to Abbott Laboratories in 2010) and Somaxon Pharmaceuticals, Inc. (sold to Pernix Therapeutics Holdings, Inc. in 2013), and a former board observer of Acceleron Pharma Inc. Mr. von Emster holds a B.S. in Business and Economics from the University of California, Santa Barbara. Because of his more than 25 years of experience in the biopharmaceutical industry as a portfolio manager and investor, as well as his extensive corporate governance and board oversight experience, we believe he is able to make valuable contributions to the Board.
Robert J. Wills, Ph.D.
has been a member of our Board since March 2015 and Chairman since October 2015. Dr. Wills was elected to the Board because of his over 35 years of extensive and significant experience in the pharmaceutical industry, including preclinical and clinical research and development, business development and strategic partnering. Dr. Wills served in a variety of executive roles for Johnson & Johnson, or J&J, a medical devices, pharmaceutical and consumer goods manufacturing company, from December 1989 to February 2015 and recently served as Vice President, Alliance Manager where he was responsible for managing strategic alliances for J&J’s Pharmaceutical Group worldwide since 2002. Prior to this, Dr. Wills spent 22 years in pharmaceutical drug development, 12 of which were at J&J and 10 of which were at
Hoffmann-La
Roche Inc. Before assuming his role as Vice President, Alliance Manager at J&J, Dr. Wills served as Senior Vice President Global Development at J&J where he was responsible for its late stage development pipeline and was a member of several internal commercial and research and development operating boards. Dr. Wills currently serves on the board of directors of Oncternal Therapeutics, Inc., Parion Sciences, Inc. and Go Therapeutics, Inc. Dr. Wills was previously a member of the board of of directors of GTx, Inc., where he served as Executive Chairman and Chair of the Scientific and Development Committee. Dr. Wills holds a B.S. in Biochemistry and a M.S. in Pharmaceutics from the University of Wisconsin and a Ph.D. in Pharmaceutics from the University of Texas. Because of his more than 35 years of experience in the pharmaceutical industry as an executive focused on research and development, business development and strategic partnering, as well as his corporate governance and board oversight experience, we believe he is able to make valuable contributions to the Board.
AUDIT COMMITTEE
The Board has an Audit Committee, consisting of Ms. Loewy (Chair), Dr. Wills and Mr. Truex. The Board has determined that Ms. Loewy, the current Chair of the Audit Committee is qualified as an “Audit Committee financial expert,” as defined in applicable rules and regulations promulgated by the SEC, and satisfies the financial sophistication and independence requirements of the Nasdaq listing standards
EXECUTIVE OFFICERS
The following table sets forth certain information concerning our executive officers as of March 15, 2020:

Name	Age	Position
Sujal Shah	46	President and Chief Executive Officer
Charles McWherter, Ph.D.	65	Senior Vice President, Chief Scientific Officer
Klara Dickinson	53	Chief Regulatory and Compliance Officer
Daniel Menold	50	Vice President, Finance

A brief biography of each of our executive officers appears below, except for Mr. Shah’s, whose biographical information appears under “Directors” above.
Charles McWherter, Ph.D.
has served as our Senior Vice President and Chief Scientific Officer since 2013. From 2007 to 2013, he served as out Senior Vice President, Research and Preclinical Development. From 2003 to 2007, he served as Vice President and head of the cardiovascular therapeutics areas of Pfizer Inc., a biopharmaceutical company. From 2001 to 2003, Dr. McWherter served as Vice President of Drug Discovery at Sugen, Inc., a biopharmaceutical company acquired by Pfizer Inc. in 2003. Dr. McWherter obtained his Ph.D. from Cornell University.
Klara Dickinson
 has served as our Chief Regulatory and Compliance Officer since January 2019. Prior to that she was our Senior Vice President, Regulatory Affairs and Compliance since June 2017. Previously, she served as Senior Vice President, Chief Regulatory Officer at Anthera Pharmaceuticals, Inc., a biopharmaceutical company, from 2014 to 2017, where she was responsible for the general supervision of the company’s regulatory affairs. From 2007 to 2014, she was Senior Vice President of Regulatory Affairs and Compliance at Hyperion Therapeutics, Inc. Ms. Dickinson also spent three years at CoTherix, Inc. as Vice President, Regulatory Affairs and Healthcare Compliance Officer, and held various positions at biopharmaceutical companies such as Scios, Inc. and DEY Laboratories (a subsidiary of Mylan, Inc.). Ms. Dickinson holds a B.S. in Biology from the College of Great Falls in Montana and is certified by the Regulatory Affairs Certification Board.
Daniel Menold
 has served as our Vice President, Finance since April 2017, and previously served as our Corporate Controller since January 2014. Prior to joining CymaBay, Mr. Menold served as Corporate Controller for technology firm Zoosk, Inc., from 2011 to 2013, where he was responsible for the accounting and financial reporting functions and as Controller and Director of Accounting at Affymetrix, Inc. from 2005 to 2010. Prior to 2005, he held accounting and finance positions of increasing responsibility at public and private life sciences and high technology companies in the Silicon Valley. Earlier in his career, Mr. Menold was at Ernst & Young LLP where he was an audit manager and served on audits of life sciences and high technology companies. Mr. Menold received a M.S. in accounting and B.S. in finance from The University of Virginia McIntire School of Commerce.
CODE OF BUSINESS CONDUCT AND ETHICS
CymaBay has adopted the CymaBay Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on CymaBay’s website at
https://ir.cymabay.com/governance-docs
. If CymaBay makes any substantive amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code to any executive officer or director, CymaBay will promptly disclose the nature of the amendment or waiver on its website.
DIRECTOR NOMINATIONS
No material changes have been made to the procedures by which stockholders may recommend nominees to the Board.

Item 11. Executive Compensation
EXECUTIVE COMPENSATION
Summary Compensation Table
The following table shows information regarding the compensation earned during the fiscal years ending December 31, 2019 and 2018, by our principal executive officer (Mr. Shah), our two other highest paid executive officers who were serving as executive officers at December 31, 2019, and up to two additional persons who would have otherwise satisfied the above criteria but were not executive officers on December 31, 2019. The officers listed below are collectively referred to herein as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Sujal Shah	2019	510,000	—		1,889,125	153,000	4,349		2,556,474
Chief Executive Officer	2018	451,796	—		1,211,685	271,078	3,458		1,938,017
Janet Dorling (2)	2019	163,846	15,000	(3)	1,303,336	—	558,870	(4)	2,041,052
Former Chief Commercial Officer
Pol Boudes, M.D. (5)	2019	317,747	—		795,418	—	601,815	(6)	1,714,980
Former Chief Medical Officer	2018	405,418	—		1,009,738	170,276	4,884		1,590,316
Charles McWherter, Ph.D.	2019	423,662	—		994,279	84,732	6,254		1,508,297
Chief Scientific Officer	2018	405,418	—		1,211,685	170,276	4,738		1,792,117
Klara Dickinson	2019	364,018	—		795,418	72,804	5,014		1,237,254
Chief Regulatory and Compliance Officer
(1)	Represents the aggregate fair value of options granted from the 2013 Equity Incentive Plan for each fiscal year. For the options granted, 1/4th of the shares vest upon the one-year
anniversary of the vesting commencement date and the remainder of the shares vest in equal monthly installments over the following thirty-six
months, subject to the optionee’s continued employment or service with CymaBay. The options are issued under the 2013 Equity Incentive Plan and generally have a maximum term of 10 years, subject to earlier termination in certain situations related to cessation of employment or services. The aggregate fair value is computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements in our Annual Report on Form
10-K
as filed on March 16, 2020, regarding assumptions underlying our valuation of equity awards.
(2)	Ms. Dorling joined the company in August 2019 and departed the company in December 2019.
(3)	Reflects a sign-on cash bonus in the amount of $15,000 paid in connection with the commencement of Ms. Dorling’s employment in August 2019.
(4)	Consists of paid unused accrued vacation of $11,971, employer paid life insurance premiums and 401(k) matches totaling $2,341, and severance earned by Ms. Dorling of $544,558 pursuant to the separation terms of her employment letter agreement with CymaBay, as follows: (i) Ms. Dorling’s severance of 100% of her full annual base salary in the amount of $400,000, payable over 12 months following Ms. Dorling departure date, net of any consulting fees or wages earned elsewhere during the
12-month
severance payment period; (ii) Ms. Dorling’s
pro-rated
cash incentive compensation for 2019 of 40% of her annual base salary in the amount of $120,000, payable over 12 months following Ms. Dorling’s departure date; and (iii) Ms. Dorling’s COBRA premiums earned in the amount of $24,558, payable on Ms. Dorling’s behalf over 12 months following her departure date.
(5)	Dr. Boudes left the company in September 2019.
(6)	Consists of paid unused accrued vacations of $26,160, employer paid life insurance premiums and 401(k) matches totaling $5,095, and severance earned by Dr. Boudes of $570,560 pursuant to the separation terms of his employment letter agreement with CymaBay, as follows: (i) Dr. Boudes’ severance of 100% of his full annual base salary in the amount of $423,662, payable over 12 months following Dr. Boudes’ departure date, net of any consulting fees or wages earned elsewhere during the
12-month
severance payment period; (ii) Dr. Boudes’
pro-rated
non-equity
plan compensation for 2019 of 40% of his annual base salary in the amount of $127,099, payable over 12 months following Dr. Boudes’ departure date; and (iii) Dr. Boudes’ COBRA premiums earned in the amount of $19,799, payable on Dr. Boudes’ behalf over 12 months following his departure date.
(7)	Ms. Dickinson was not a “named executive officer” in 2018 and, accordingly, her compensation for 2018 is not included.

Base Salaries
Our Compensation Committee recognizes the importance of base salary as an element of compensation to provide our executive officers with steady cash flow during the course of the year that is not contingent on short-term variations in our corporate performance. The setting of base salaries also includes an evaluation as to appropriate levels taking into account each individual’s job duties, responsibilities, performance and experience plus comparisons to the salaries of our other executive officers. The Compensation Committee reviews base salaries at least annually and may recommend adjustment from time to time based on the results of that review. The Compensation Committee determines salary increases using a combination of relevant competitive market data, scope of responsibilities and assessment of individual performance.
For 2018, our Board, upon the recommendation of the Compensation Committee, determined annual base salaries for each of our executive officers (other than newly-hired executive officers). The changes in salary of the executives was driven primarily by a company-wide cost-of-living
 increase. Additional changes were based on the overall individual performance of the executives in 2017, their increased level of experience and to ensure that their salaries remained competitive with those of similarly-situated executives in our compensation peer group. The Compensation Committee does not have a specific weighting for each of these criteria and uses its discretion in determining the salary recommendations made to the Board. For 2019, the annual base salaries of our named executive officers were set by our Board, upon the recommendation of our Compensation Committee. The increased salaries were primarily the result of a company-wide cost of living increase of 4.5%. In addition, the salary of Mr. Shah was increased a further 8.4% to better align his salary with chief executive officers at peer group companies as a result of the benchmarking analysis done by our independent compensation consultant, Marsh & McLennan Agency (“MMA”) in conjunction with the 2019 compensation analysis. Finally, the salary of Ms. Dickinson was increased a further 2.5% to compensate her for expanded responsibilities following her January 2019 promotion to Chief Regulatory and Compliance Officer.
For 2019 and 2018, the annualized base salaries for each of our named executive officers as of December 31 of the applicable year were as follows:

Named Executive Officer	2018 Salary	2019 Salary	Change from 2018
Sujal Shah	$451,796	$510,000	12.9%
Charles McWherter, Ph.D.	$405,418	$423,662	4.5%
Klara Dickinson	$340,204	$364,018	7.0%
Janet Dorling	—	$400,000	—
Pol Boudes, M.D.	$405,418	$423,662	4.5%
Non-Equity
Compensation Plan Information
We have an annual cash incentive plan under which cash incentives may be paid to each of our employees, including our executive officers, after the end of each calendar year. Cash incentive payouts to executive officers is based on the Compensation Committee’s assessment of our collective accomplishments, performance and achievements as measured against our business and financial goals, and is consistent across the named executive officers except as otherwise described below. Corporate goals and targets are set at the beginning of the fiscal year and are approved by the Compensation Committee and Board.
The Compensation Committee determines target cash incentive amounts based on competitive benchmark data derived from a peer group review relative to the executive officer’s specific position. The Board, upon the recommendation of the Compensation Committee, sets target cash incentive amounts at levels the Board and Compensation Committee felt were within market practice based on the data provided by MMA, recognizing that actual payouts would be dependent on actual performance. The Board did not adjust the target cash incentive amounts (as a percentage of base salary) for named executive officers in 2018 because the Board, upon the recommendation of the Compensation Committee, determined that they offered sufficient incentives; thus, the target cash incentive amounts as a percentage of base salary remained unchanged from 2017 to 2018; at 35% for each of our named executive officers.
In 2019, the Board, upon the recommendation of the Compensation Committee, increased the 2019 annual cash incentive target percentage for Mr. Shah to 60% (from 35%), and for Dr. Boudes, Dr. McWherter and Ms. Dickinson to 40% (from 35%) to better align their target cash incentive percentage with similarly situated executives as a result of the 2019 Benchmarking Analysis. Mr. Shah’s previous target cash incentive percentage was below the 25 th
 percentile of peer group companies and the Board and Compensation Committee determined his target percentage should be increased to closer to the median of peer company Chief Executive Officers to reflect his ongoing performance and the performance of the company. Ms. Dorling’s target cash incentive percentage was determined in negotiation with her in connection with her joining our company. The Board, upon the recommendation of the Compensation Committee, determined the cash incentive payouts to be 50% of each executive’s target cash incentive percentage; accordingly, the percentage cash incentive payout for 2019 performance was 30% for Mr. Shah and 20% for each of Dr. McWherter and Ms. Dickinson. Each of Ms. Dorling and Dr. Boudes left the company in 2019 and received a portion of their target annual cash incentive pursuant to the terms of their severance arrangements.
Stock Option Grants
We intend our equity incentive program to reward longer-term performance and to help align the interests of our executive officers with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards such performance by our executive officers through the use of equity incentives. We believe that our equity incentive program is an important retention tool for our employees, including our executive officers. Our equity incentive program currently provides for the use of stock options as the preferred equity compensation vehicle as the Compensation Committee believes that stock options (as opposed to full value awards such as restricted stock or restricted stock units) provides greater long-term incentives for management as stock options require increased stock performance for realization.
The Board determined the individual grants described below upon the recommendation of the Compensation Committee, considering the executive’s role in achieving our current and future corporate goals and targets, the anticipated difficulty to replace the individual, the competitive market for similar positions, the retentive power of existing unvested equity held by the individual, our Chief Executive Officer’s recommendation (other than for his own award), and review of the executive compensation survey prepared by MMA. As part of this review, MMA provided an analysis of equity holdings of our executive officers and benchmarking against comparative holdings of executives at similar companies. In 2018, for each of our executive officers, the Board, upon the recommendation of the Compensation Committee, determined individual equity award amounts, setting award levels the Compensation Committee felt were within market practice based on the data provided by MMA. The Board and Compensation Committee also considered each executive’s performance, relative unvested equity holdings, and our overall equity use in determining individual grants. The grants made to each of our named executive officers in connection with our 2018 annual grant program are set forth in the below table. In 2019, for each of our executive officers, the Board, upon the recommendation of the Compensation Committee, approved the below listed equity grants to our named executive officers as a result of our 2019 annual grant program:

Named Executive Officer	2018 Shares underlying Stock Options	2019 Shares underlying Stock Options
Sujal Shah	150,000	328,492
Charles McWherter, Ph.D.	150,000	172,891
Klara Dickinson	100,000	138,312
Janet Dorling	—	341,000
Pol Boudes, M.D.	125,000	138,312
Severance Arrangements
Each of our named executive officers have entered into employment agreements pursuant to which they are entitled to receive severance in the event that CymaBay terminates their employment other than for cause. See “Employment Arrangements with our Named Executive Officers” below for a description of these agreements. As CymaBay terminated the employment of each of Ms. Dorling and Dr. Boudes without cause during 2019, they each received severance benefits, the value of which is set forth in the column titled “Other Compensation” in the Summary Compensation Table above, and described in the accompanying footnotes to the table.

Outstanding Equity Awards at Fiscal Year-End
The following table presents the outstanding equity awards held by each of the named executive officers as of December 31, 2019, other than Dr. Boudes, as his equity awards had all terminated prior to December 31, 2019. None of our executive officers held stock awards.

Name	Option Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Sujal Shah	12/23/2013	93,106	—		$5.00	12/22/2023
	12/23/2013	38,917	—		$5.00	12/22/2023
	1/6/2014	62,566	—		$5.00	1/5/2024
	1/7/2015	100,000	—		$10.00	1/6/2025
	1/26/2016	52,875	1,125	(1)	$1.06	1/25/2026
	7/25/2016	50,000	—		$1.82	7/24/2026
	1/19/2017	72,916	27,084	(1)	$1.72	1/18/2027
	4/27/2017	90,000	—		$3.48	4/26/2027
	10/27/2017	346,666	293,334	(2)	$9.21	10/26/2027
	1/24/2018	71,875	78,125	(1)	$11.69	1/23/2028
	1/29/2019	—	328,492	(1)	$8.43	1/28/2029

Charles McWherter, Ph.D.	1/25/2012	2,515	—		$4.77	1/24/2022
	10/31/2013	62,430	—		$5.00	10/30/2023
	12/23/2013	7,546	—		$5.00	12/22/2023
	12/23/2013	31,134	—		$5.00	12/22/2023
	1/6/2014	52,046	—		$5.00	1/5/2024
	1/7/2015	100,000	—		$10.00	1/6/2025
	1/26/2016	52,875	1,125	(1)	$1.06	1/25/2026
	7/25/2016	46,000	—		$1.82	7/24/2026
	1/19/2017	72,916	27,084	(1)	$1.72	1/18/2027
	1/24/2018	71,875	78,125	(1)	$11.69	1/23/2028
	1/29/2019	—	172,891	(1)	$8.43	1/28/2029

Klara Dickinson	6/28/2017	125,000	75,000	(1)	$5.50	6/27/2027
	1/24/2018	47,916	52,084	(1)	$11.69	1/23/2028
	1/29/2019	—	138,312	(1)	$8.43	1/28/2029

Janet Dorling	8/5/2019	113,666	—	(1)	$6.14	8/4/2029
(1)	This option vests over a four-year period, with
one-quarter
of the shares subject to the option vesting on the first anniversary of the grant date, or the vesting commencement date, as applicable, and the remainder of the shares vest in equal monthly installments over the following thirty-six
months, subject to the executive officer continuing to provide service to us.
(2)	The option vests in equal monthly installments over the four-year period, beginning on the grant date, subject to the executive officer continuing to provide service to us.

Employment Arrangements with Our Named Executive Officers
We have entered into individual employment letter agreements with each of our named executive officers that include, inter alia
, provisions relating to the terms of separation and change in control. The material terms of these agreements are summarized below. See “—Change in Control and Termination-Related Provisions—Definitions” below for the meanings of certain terms used in this section.
Basic Terms
The employment letter agreements with each of our named executive officers provide for (i) an annual base salary, which is subject to review and change, as determined by our Board or Compensation Committee, (ii) eligibility for an annual target-based cash incentive equal to a percentage of such officer’s base salary and (iii) eligibility to participate in the company’s benefit plans and arrangements, including fully-paid individual health insurance premiums. Each of the employment letter agreements provide for
“at-will”
employment of the named executive officer, meaning that either we or the named executive officer may terminate employment at any time, with or without notice and with or without cause. As a result of the at-will
nature of the relationship, the employment letters agreements do not have a guaranteed term of employment.
Change in Control and Termination-Related Provisions
Termination for Any Reason
Upon any termination of employment, each named executive officer is entitled to receive accrued but unpaid salary (including payment of accrued but unused vacation days), such officer’s vested equity awards and any other accrued benefits under the company’s benefit plans or such officer’s employment letter agreement. If the termination is by the named executive officer without good reason, all unvested equity awards held by the named executive officer would be forfeited and such officer would have three months (or, in each case, the remaining term of the options if shorter) following termination to exercise any vested options.
Termination Without Cause or Resignation for Good Reason
In the event that a named executive officer is terminated by the company without cause, or such officer resigns with good reason, such officer will be entitled to receive (i) cash severance in an amount equal to up to 12 months of such officer’s base salary, payable over up to 12 months, (ii) continued health benefits for up to 12 months following termination, (iii) a pro-rated
cash incentive payment (not less than 9 months) at 100% of their target cash incentive, (iv) equity acceleration equal to 12 months of additional vesting and (v) accrued but unpaid salary (including payment of accrued but unused vacation days). All unvested equity awards held by the named executive officer as of the date of termination (other than those subject to acceleration as set forth in (iv) above) would be forfeited and such officer would have three months (or, in each case, the remaining term of the options if shorter) following termination to exercise any vested options. In addition, the timing of payments may be modified by us to comply with Section 409A of the Code. As a result of the terminations of Dr. Boudes in September 2019 and Ms. Dorling in December 2019, their severance provisions as described herein were triggered.
Change in Control Acceleration
In the event of a change in control of the company, 50% of the unvested equity of each named executive officer will accelerate as of the date of the change in control of the company.
Termination Without Cause or Resignation for Good Reason in Connection with a Change in Control
In the event that a named executive officer is terminated by the company without cause or such officer resigns with good reason, in each case within 12 months following a change in control, such officer will be entitled to receive (in lieu of the benefits described in “—Termination Without Cause or Resignation for Good Reason” above) (i) cash severance in an amount equal to up to 12 months of such officer’s base salary, payable over up to 12 months, (ii) continued health benefits for up to 15 months following termination, (iii) a cash incentive payment equal to 125% of the officer’s target cash incentive, (iv) equity acceleration of the remainder of the unvested equity that the named executive officer held on the date of the change in control and (v) accrued but unpaid salary (including payment of accrued but unused vacation days). Payments of the severance benefits described in (i)-(iii) above will not commence until the 60 th
day after termination, at which time a
catch-up
payment for the accrued benefits until that date will be paid. All unvested equity awards held by the named executive officer as of the date of termination (other than those subject to acceleration as set forth in (iv) above) would be forfeited and such officer would have three months (or, in each case, the remaining term of the options if shorter) following termination to exercise any vested options. In addition, the timing of payments may be modified by us to comply with Section 409A of the Code.

Gross-Up
Payments
If any amounts owed to a named executive officer as a result of a termination in connection with a change in control of the company would be subject to the excise tax imposed by Section 4999 of the Code (together with any interest or penalties imposed with respect to such excise tax, the “Excise Tax”), then the named executive officer is entitled to receive from the company an additional payment (the
“Gross-Up
Payment”) in an amount equal to (i) all Excise Taxes (including any interest or penalties imposed with respect to such taxes) on the payment (the “First Reimbursement Payment”), (ii) all federal, state and local income taxes and employment taxes on the First Reimbursement Payment, and (iii) all Excise Taxes (including any interest or penalties imposed with respect to such taxes) on the First Reimbursement Payment.
Release of Claims
Eligibility for the severance payments and severance benefits described above is conditioned upon the execution by the named executive officer and effectiveness, within a specified period of time following termination, of a general release of claims in favor of the company.
Termination in the Event of Death or Disability
In the event of termination by reason of a named executive officer’s death or disability, such officer will be entitled to receive the same benefits as described under “—Termination for Any Reason” above, except that such officer (or such officer’s estate or legal representative, as applicable) would have 12 months (in the case of termination due to disability) or 18 months (in the event of termination due to death) (or, in each case, the remaining term of the options if shorter) following termination to exercise any vested options.
Definitions
Under the employment letter agreements with our named executive officers:
“cause” means the occurrence of any one or more of the following: (i) conviction of, or plea of no contest, with respect to any felony or any crime involving fraud, dishonesty or moral turpitude; (ii) participation in a fraud or act of dishonesty that results in material harm to the company; (iii) intentional material violation of any contract or agreement between the executive and the company, including but not limited to the employment letter agreement or the applicable Employee Agreement on Confidential Information and Inventions, or violation of any statutory duty that the executive owes to the company, but only if the executive does not correct any such violation within thirty (30) days after written notice thereof has been provided to the executive (if such notice is reasonably practicable); or (iv) gross negligence or willful neglect of the executive’s job duties, as determined by the Board in good faith, but only if the executive does not correct such violation within thirty (30) days after written notice thereof has been provided to the executive (if such notice is reasonably practicable);
“change in control” means an ownership change event (as defined below) or a series of related ownership change events (collectively, a “transaction”) wherein the stockholders of the company immediately before the transaction do not retain direct or indirect beneficial ownership of more than 50% of the total combined voting power of the outstanding securities of the company or, in the case of a transaction described in clause (iii) of the “ownership change event” definition, the corporation or other business entity to which the assets of the company were transferred (the “transferee”), as the case may be. For purposes of the preceding sentence, indirect beneficial ownership shall include, without limitation, an interest resulting from ownership of the voting securities of one or more corporations or other business entities that own the company or the transferee, as the case may be, either directly or through one or more subsidiary corporations or other business entities;
an “ownership change event” shall be deemed to have occurred if any of the following occurs with respect to the company: (i) the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the company of more than 50% of the voting stock of the company; (ii) a merger or consolidation in which the company is a party; or (iii) the sale, exchange or transfer of all or substantially all of the assets of the company; and
“good reason” mean any one of the following events that occurs without the executive’s consent: (i) the material reduction in the executive’s responsibilities, authorities or functions as an employee of the company (but not merely a change in reporting relationships); (ii) a material reduction in the executive’s level of compensation (including base salary, fringe benefits and target bonus under any corporate-performance based bonus or incentive programs); (iii) a material change of the executive’s place of employment that results in an increase to the executive’s round trip commute of more than twenty (20) miles; or (iv) the company’s material breach of the employment letter agreement. Notwithstanding the foregoing, the executive must provide written notice to the General Counsel of the company and the Chief Executive Officer within thirty (30) days after the date upon which such event first occurs, and allow the company thirty (30) days thereafter (the “cure period”) during which the company may attempt to rescind or correct the matter giving rise to good reason. If the company does not rescind or correct the conduct giving rise to good reason to the executive’s reasonable satisfaction by the expiration of the cure period, the executive’s employment will then terminate with good reason as of such thirtieth day.
Employee Agreements on Confidential Information and Inventions
Each of our named executive officers has entered into an agreement with us with respect to proprietary information and inventions. Among other things, these agreements obligate each named executive officer to refrain from disclosing any of our proprietary information received during the course of employment and to assign to us any inventions conceived or developed during the course of employment.
Perquisites, Health, Welfare and Retirement Benefits
Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. CymaBay provides a 401(k) plan to our employees, including our named executive officers. CymaBay matches 100% of a participant’s contributions, including our named executive officers, to the 401(k) plan up to a maximum annual matching contribution of $750. In addition, CymaBay reimburses our employees, including our named executive officers, for reasonable business expenses incurred in the discharge of their duties in accordance with the general practices and policies of CymaBay and subject to CymaBay’s annual expense budget.
CymaBay generally does not provide perquisites or personal benefits to our named executive officers, except in limited circumstances. CymaBay does, however, pay the premiums for term life insurance and disability insurance for all of our employees, including our named executive officers. In addition, each of our named executive officers is entitled to participate in an individual disability income protection plan, the premiums of which are paid by CymaBay.
Director Compensation
The following table shows for the fiscal year ended December 31, 2019, certain information with respect to the compensation of each person serving as a non-employee
director of CymaBay during the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Robert F. Booth, Ph.D. (2)	47,500	148,493	195,993
Carl Goldfischer, M.D. (2)	67,500	148,493	215,993
Caroline Loewy	50,000	148,493	198,493
Evan A. Stein, M.D., Ph.D. (2)	45,000	148,493	193,493
Paul F. Truex	60,000	148,493	208,493
Kurt von Emster, CFA	60,000	148,493	208,493
Robert J. Weiland (2)	50,000	148,493	198,493
Robert J. Wills, Ph.D.	77,500	148,493	225,993
(1)	These amounts are not cash compensation, but rather the aggregate fair value of the equity compensation granted to our non-employee
directors during the fiscal year. The aggregate fair value is computed in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements contained in our Annual Report on Form
10-K
as filed with the SEC on March 16, 2020, regarding assumptions underlying valuation of equity awards. Only one option award was granted to each non-employee
director in 2019 and, consequently, the amount in the table is the fair value of such award. The option award fair value was approximately $150,000 on the date upon which the option was granted.
(2)	Resigned from the Board in January 2020

At December 31, 2019, the following
non-employee
directors held options and incentive awards to purchase the following number of shares:

Name	Options	Incentive Awards
Robert F. Booth, Ph.D. (1)	96,205	—
Carl Goldfischer, M.D. (1)	60,205	—
Caroline Loewy	96,205	—
Evan A. Stein, M.D., Ph.D. (1)	96,205	—
Paul F. Truex	96,205	—
Kurt von Emster, CFA	106,697	3,372
Robert J. Weiland (1)	96,205	—
Robert J. Wills, Ph.D.	145,205	—
(1)	Resigned from the Board in January 2020
Non-Employee Director Compensation Policy
Our
Non-Employee
Director Compensation Program is intended to compensate our
non-employee
directors with a combination of cash and equity. Each
non-employee
director will receive an annual base cash retainer of $40,000 for such service. The chairperson of our Board (provided he or she is not an employee) will receive an additional annual base cash retainer of $30,000 for this service. In addition, we intend to compensate the members of our Board for service on our committees as follows:
The chairperson of our Audit Committee will receive an annual cash retainer of $20,000 for this service, and each of the other members of the Audit Committee will receive an annual cash retainer of $10,000.
The chairperson of our Compensation Committee will receive an annual cash retainer of $15,000 for such service, and each of the other members of the Compensation Committee will receive an annual cash retainer of $7,500.
The chairperson of our Nominating and Corporate Governance Committee will receive an annual cash retainer of $10,000 for this service, and each of the other members of the Nominating and Corporate Governance Committee will receive an annual cash retainer of $5,000.
Cash payments described above are paid quarterly.
Further, concurrently with the grants under our annual grant program for employees, each non-employee
director is expected to be granted an annual equity award valued at approximately $150,000. If a new board member joins our Board, the director is expected to be granted an initial equity award valued at approximately $300,000. Annual equity awards and equity awards to new Board members will be subject to vesting as determined by the Board or the Compensation Committee on the date of grant, generally vesting over 12 months for annual grants, and vesting over 36 months for initial grants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the ownership of CymaBay’s common stock as of March 15, 2020, by: (i) each of our directors; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of CymaBay as a group; and (iv) all those known by CymaBay to be beneficial owners of more than five percent of its common stock.

Beneficial Owner	Shares that May Be Acquired w/in 60 Days of March 15, 2020	Beneficial Ownership (1)
		Number of Shares	Percent of Total
Entities associated with Engine Capital, L.P. (2)	—	6,443,977	9.4%
Entities associated with Blackrock, Inc. (3)	—	5,589,851	8.1%
Entities associated with Avoro Capital Advisors LLC (4)	—	5,500,000	8.0%
Entities associated with Foresite Capital Funds (5)	—	3,819,726	5.5%
The Vanguard Group (6)	—	3,691,325	5.4%
Sujal Shah	1,166,836	1,286,836	1.8%
Charles McWherter, Ph.D.	582,050	597,050	*
Klara Dickinson	246,102	246,102	*
Kurt von Emster, CFA (7)	110,069	218,385	*
Robert J. Wills, Ph.D.	145,205	175,205	*
Janet Dorling	113,666	113,666	*
Paul F. Truex	96,205	96,205	*
Caroline Loewy	96,205	96,205	*
Pol Boudes, M.D.	—	—	*
All executive officers and directors as a group (8 persons) (8)	2,578,513	2,851,829	4.0%

*	Less than one percent.
(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, CymaBay believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 68,882,459 shares outstanding on March 15, 2020.
(2)	The information in the table is based solely upon the Schedule 13D/A filed with the SEC on March 13, 2020, reporting beneficial ownership as of March 13, 2020. Each of Engine Capital Management, LP, Engine Capital Management GP, LLC, Engine Investments, LLC, Arnaud Ajdler had sole voting power and sole dispositive power with respect to all of these shares, Engine Capital, L.P. has sole voting power and sole dispositive power with respect to 5,309,251 of these shares, and Engine Jet Capital, L.P. has sole voting power and sole dispositive power with respect to 1,134,726 of these shares. The address of the business office of each of these entities and Mr. Ajdler is 1345 Avenue of the Americas, 33 rd
Floor, New York, NY 10105.
(3)	The information in the table is based solely upon the Schedule 13G/A filed with the SEC on February 5, 2020, reporting beneficial ownership as of December 31, 2019. BlackRock, Inc. had sole voting power with respect to 5,483,001 of the shares and sole dispositive power with respect to all of the shares. The address of Blackrock, Inc. is 55 East 52nd Street, New York, NY 10055
(4)	The information in the table is based solely upon the Schedule 13G filed with the SEC on February 14, 2020, reporting beneficial ownership as of December 31, 2019. Each of Avoro Capital Advisors LLC (“Avoro”) and Behzad Aghazadeh, who serves as portfolio manager and controlling person of Avoro have sole voting power and sole dispositive power with respect to these all of these shares. The address of the business office of each of Avoro and Dr. Aghazadeh is 110 Greene Street, Suite 800, New York, NY 10012.
(5)	The information in the table is based solely upon the Schedule 13G/A filed with the SEC on February 14, 2020, reporting beneficial ownership as of December 31, 2019. James Tananbaum had sole voting power and sole dispositive power with respect to all of these shares, of which 1,504,710 are directly owned by Foresite Capital Fund III, L.P. (“FCF III”) and 2,315,016 are directly owned by Foresite Capital Fund IV, L.P. (“FCF IV”). FCF III and Foresite Capital Management III, LLC (“FCM III”), the general partner of FCF III, may be deemed to have sole voting and investment power over the shares directly owned by FCF III, and FCF IV and Foresite Capital Management IV, LLC (“FCM IV”), the general partner of FCF IV, may be deemed to have sole voting and investment power over the shares directly owned by FCF IV. Mr. Tananbaum is the managing member of each of FCM III and FCM IV (these entities are collectively referred to as the “Foresite Group”). The address of the Foresite Group is c/o Foresite Capital Management, 600 Montgomery Street, Suite 4500, San Francisco, CA 94111.
(6)	The information in the table is based solely upon the Schedule 13G filed with the SEC on February 11, 2020, reporting beneficial ownership as of December 31, 2019. The Vanguard Group had sole voting power with respect to 144,353 of these shares, shared voting power with respect to 4,096 of these shares, sole dispositive power with respect to these 3,548,387 of these shares, and shared dispositive power with respect to 1442,938 of these shares. The address of the business office of Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(7)	Includes 18,316 shares held by the Konrad Hans von Emster III and Elizabeth F. von Emster Revocable Trust dated January 18, 2005.
(8)	Consists of shares beneficially owned by each executive officer and director, including our executive officers not appearing in the table above, as of March 15, 2020.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information with respect to all of our equity compensation plans in effect as of December 31, 2019, which consists of our 2003 Equity Incentive Plan and 2013 Equity Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation Plans approved by security holders
2003 Equity Incentive Plan	28,246		$4.96	—
2013 Equity Incentive Plan	6,799,890	(1)	$7.85	2,315,727	(2)
Equity Compensation Plans not approved by security holders	—		—	—

Total	6,828,136		$7.84	2,315,727

(1)	Includes 101,441 shares that may be issued pursuant to incentive awards at the sole discretion of CymaBay, by either (1) the holder’s purchase of the number of shares of our common stock at the applicable exercise price per share on the date of grant or (2) the holder’s receipt of a cash payment equal to the excess of the fair market value of one share of our common stock on the date of exercise over the exercise price per share on the date of grant, multiplied by the portion of the award being exercised.
(2)	Pursuant to terms of the 2013 Equity Incentive Plan, the share reserve (“Share Reserve”) will automatically increase on January 1st of each year, until and including January 1, 2023, in an amount equal to 5.0% of the total number of shares of capital stock outstanding on December 31st of the preceding calendar year. Notwithstanding the foregoing, the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of shares of common stock than would otherwise occur pursuant to the preceding sentence. In December 2019 the Board acted to provide that there would be no January 1, 2020 increase in the Share Reserve.

Item 13. Certain Relationships and Related Transactions, and Director Independence
TRANSACTIONS WITH RELATED PERSONS
Cymabay had no transactions that have occurred since January 1, 2018 and to which CymaBay was a party, required to be disclosed pursuant to this Item 13.
Related-Person Transactions Policy and Procedures
CymaBay has adopted a written Related-Person Transactions Policy that sets forth CymaBay’s policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of CymaBay’s policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which CymaBay and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to CymaBay as an employee, director, consultant or similar capacity by a related person are not covered by this policy. A related person is any executive officer, director, or more than 5% stockholder of CymaBay, including any of their immediate family members, and any entity owned or controlled by such persons.
Under the policy, where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to the Audit Committee (or, where Audit Committee approval would be inappropriate, to another independent body of the Board) for consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to CymaBay of the transaction and whether any alternative transactions were available. To identify related-person transactions in advance, CymaBay relies on information supplied by its executive officers, directors and certain significant stockholders. In considering related-person transactions, the Audit Committee takes into account the relevant available facts and circumstances including, but not limited to (a) the risks, costs and benefits to CymaBay, (b) the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated, (c) the terms of the transaction, (d) the availability of other sources for comparable services or products and (e) the terms available to or from, as the case may be, unrelated third parties or to or from employees generally. In the event a director has an interest in the proposed transaction, the director must recuse himself or herself form the deliberations and approval. The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, the Audit Committee considers, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of CymaBay and its stockholders, as the Audit Committee determines in the good faith exercise of its discretion.
INDEPENDENCE OF THE BOARD OF DIRECTORS
As required under the Nasdaq Stock Market (“Nasdaq”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board. The Board consults with CymaBay’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and CymaBay, its senior management and its independent registered public accounting firm, the Board has affirmatively determined that the following four directors were independent directors within the meaning of the applicable Nasdaq listing standards during 2019 and through their resignations in January 2020: Dr. Robert Booth, Dr. Carl Goldfischer, Dr. Evan Stein, and Mr. Robert Weiland. In addition, the Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable Nasdaq listing standards: Ms. Caroline Loewy, Mr. Paul Truex, Mr. Kurt von Emster and Dr. Robert Wills. In making these determinations, the Board found that none of these directors, former directors or nominees for director had a material or other disqualifying relationship with CymaBay. Mr. Shah is not independent as he serves as an officer of CymaBay.

Item 14. Principal Accounting Fees and Services
PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table represents aggregate fees billed to CymaBay for the fiscal years ended December 31, 2019 and December 31, 2018, by Ernst & Young LLP, CymaBay’s independent registered public accounting firm.

	Fiscal Year Ended
	2019	2018
Audit Fees (1)	$1,341,800	$1,573,450
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	1,885	3,195

Total	$1,343,685	$1,576,645

(1)	In 2019, Audit Fees consisted of fees and expenses covering the integrated audit of our consolidated financial statements and of our internal control over financial reporting, reviews of our interim quarterly reports, and accounting and financial reporting consultations. In 2018, Audit Fees consisted of fees and expenses covering the integrated audit of our consolidated financial statements and of our internal control over financial reporting, reviews of our interim quarterly reports, accounting and financial reporting consultations, and the issuance of consents and comfort letters in connection with registration statement filings with the SEC.
(2)	All Other Fees consist of fees billed in the indicated year for an annual subscription to Ernst & Young LLP’s online resource library.
PRE-APPROVAL
POLICIES AND PROCEDURES.
The Audit Committee has adopted a policy and procedures for the pre-approval
of audit and
non-audit
services rendered by CymaBay’s independent registered public accounting firm, Ernst & Young LLP. The policy requires pre-approval
of services in the defined categories of audit services, audit-related services and tax services up to specified amounts.
Pre-approval
may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual, explicit, case-by-case
basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval
of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(b) The following exhibits are included herein or incorporated by reference:

Exhibit No.	Description of Document

3.1
Amended and Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

3.2	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Description of Common Stock. (Filed with the SEC as Exhibit 4.2 to our Form 10-K, filed with the SEC on March 16, 2020, SEC File No. 001-36500.)

10.1*	2003 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.2*	Form of 2003 Equity Incentive Plan Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

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

Exhibit No.	Description of Document

10.17*	Non-Employee Director Compensation Program. (Filed with the SEC as Exhibit 10.17 to our Form 10-K, filed with the SEC on February 28, 2019, SEC File No. 001-36500.)

10.18*
Offer letter, dated June 18, 2019, between CymaBay Therapeutics, Inc. and Janet Dorling. (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on August 7, 2019, SEC File No. 001-36500.)

21.1	List of subsidiaries of the Registrant. (Filed with the SEC as Exhibit 21.1 to our Form 10-K, filed with the SEC on March 16, 2020, SEC File No. 001-36500.)

23.1	Consent of Independent Registered Public Accounting Firm. (Filed with the SEC as Exhibit 23.1 to our Form 10-K, filed with the SEC on March 16, 2020, SEC File No. 001-36500.)

24.1	Power of Attorney. (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1
Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act. (Filed with the SEC as Exhibit 31.1 to our Form 10-K, filed with the SEC on March 16, 2020, SEC File No. 001-36500.)

31.2
Certification of Vice President, Finance (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. (Filed with the SEC as Exhibit 31.2 to our Form 10-K, filed with the SEC on March 16, 2020, SEC File No. 001-36500.)

31.3	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.4	Certification of Vice President, Finance (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1
Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed with the SEC as Exhibit 32.1 to our Form 10-K, filed with the SEC on March 16, 2020, SEC File No. 001-36500.)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

Date: April 28, 2020	By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer