Form 10-Q
period 2020-03-31
CymaBay Therapeutics, Inc.
filed 2020-05-11
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2020
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
As of April 30, 2020, there were
68,882,459
shares of the registrant’s common stock outstanding.

CYMABAY THERAPEUTICS, INC.
QUARTERLY REPORT ON FORM
 10-Q

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
CymaBay Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$56,794	$24,869
Marketable securities	119,438	166,076
Accrued interest receivable	377	687
Prepaid research and development expenses	7,922	9,910
Other prepaid expenses	1,418	1,381

Total current assets	185,949	202,923

Property and equipment, net	2,242	2,409
Operating lease right-of-use asset	249	235
Other assets	160	160

Total assets	$188,600	$205,727

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,213	$2,503
Accrued research and development expenses	7,351	9,218
Accrued restructuring	1,717	3,193
Other accrued liabilities	1,641	2,722

Total current liabilities	11,922	17,636
Long-term portion of operating lease liability	1,630	1,743

Total liabilities	13,552	19,379
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 100,000,000 shares authorized; 68,882,459 and 68,882,459 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	814,131	812,133
Accumulated other comprehensive ( loss ) income	(130)	80
Accumulated deficit	(638,960)	(625,872)

Total stockholders’ equity	175,048	186,348

Total liabilities and stockholders’ equity	$188,600	$205,727

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	$9,509	$18,588
General and administrative	4,347	5,663
Restructuring charges	71	—

Total operating expenses	13,927	24,251

Loss from operations	(13,927)	(24,251)
Other income (expense):
Interest income	839	1,176

Total other income (expense)	839	1,176

Net loss	$(13,088)	$(23,075)

Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(210)	103

Total other comprehensive (loss) income	(210)	103

Comprehensive loss	$(13,298)	$(22,972)

Basic net loss per common share	$(0.19)	$(0.37)
Diluted net loss per common share	$(0.19)	$(0.37)

Weighted average common shares outstanding used to calculate basic net loss per common share	68,882,459	61,890,632
Weighted average common shares outstanding used to calculate diluted net loss per common share	68,882,459	61,890,632

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net loss	$(13,088)	$(23,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153	138
Stock-based compensation expense	1,998	2,342
Net accretion and amortization of investments in marketable securities	(205)	(544)
Changes in assets and liabilities:
Interest receivable and other current assets	310	(177)
Prepaid research and development expenses and other prepaid assets	1,951	(2,233)
Other assets	—	1,158
Accounts payable	(1,290)	437
Accrued restructuring charges	(1,476)	—
Accrued liabilities	(3,061)	(440)

Net cash used in operating activities	(14,708)	(22,394)
Investing activities
Purchases of property and equipment	—	(178)
Purchases of marketable securities	(65,503)	(90,897)
Proceeds from maturities of marketable securities	112,136	78,051
Proceeds from sale of marketable securities	—	3,980

Net cash provided by (used in) investing activities	46,633	(9,044)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	107,920
Proceeds from issuance of common stock pursuant to equity award plans	—	97

C ash provided by financing activities	—	108,017
Net increase in cash and cash equivalents	31,925	76,579
Cash and cash equivalents at beginning of period	24,869	48,995

Cash and cash equivalents at end of period	$56,794	$125,574

Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$161	$157
Supplemental non-cash investing and financing activities
Accrued financing costs	$—	$174
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

	Three Months Ended March 31, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	68,882,459	$7	$812,133	$80	$(625,872)	$186,348
Stock-based compensation expense	—	—	1,998	—	—	1,998
Net loss	—	—	—	—	(13,088)	(13,088)
Net unrealized loss on marketable securities	—	—	—	(210)	—	(210)

Balances as of March 31, 2020	68,882,459	$7	$814,131	$(130)	$(638,960)	$175,048

	Three Months Ended March 31, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	59,456,493	$6	$693,534	$(58)	$(523,064)	$170,418
Issuance of common stock upon exercise of stock options and incentive awards	37,550	—	97	—	—	97
Issuance of common stock, net of $7,254 issuance costs	9,200,000	1	107,745	—	—	107,746
Stock-based compensation expense	—	—	2,342	—	—	2,342
Net loss	—	—	—	—	(23,075)	(23,075)
Net unrealized gain on marketable securities	—	—	—	103	—	103

Balances as of March 31, 2019	68,964,053	$7	$803,718	$45	$(546,139)	$257,631

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
Seladelpar has been under development for the treatment of the liver diseases primary biliary cholangitis (PBC), primary sclerosing cholangitis (PSC) and nonalcoholic steatohepatitis (NASH). In the fourth quarter of 2019, all development programs for seladelpar were placed on clinical hold pending an investigation into atypical histologic findings identified by study pathologists in the Company’s Phase 2b study for seladelpar in patients with NASH. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three months ended March 31, 2020, the Company incurred a net loss of $13.1 million and used $14.7 million of cash in operations. At March 31, 2020, the Company had an accumulated deficit of $639.0 million.
CymaBay has incurred substantial research and development expenses during the course of studying its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from product sales. Generally, the Company’s ability to achieve profitability is dependent on its ability to successfully develop, acquire or in-license
additional product candidates, conduct clinical trials for those product candidates, obtain regulatory approvals, and support commercialization activities for those product candidates. Any products developed will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.
More recently, in the fourth quarter of 2019, the Company’s clinical trials in PBC, PSC, and NASH were terminated and all development programs for seladelpar were placed on clinical hold pending further investigation and review of certain histological observations seen in NASH patients and pending additional discussions with the FDA. In parallel with this review, the Company also commenced a process to evaluate all potential ways to maximize stockholder value including possible mergers and business combinations, a sale of part or all of the Company’s assets, collaboration and licensing agreements, dissolution and liquidation of the Company’s assets, and/or continuing development of internal programs.
As of March 31, 2020, the Company had cash, cash equivalents and marketable securities totaling $176.2 million. While the Company completes its clinical review and FDA discussions and evaluates additional ways to maximize shareholder value, cash is considered sufficient to fund the Company’s currently scaled-back operating plan into 2021. Once the Company’s future business strategy is confirmed, its future liquidity and capital resource needs could be impacted by numerous factors, including but not limited to, funding requirements associated with a merger, collaboration, or licensing arrangement and/or the incurrence of costs associated with the continued development of internal programs as well as costs to wind down current seladelpar clinical trials. The Company has historically obtained and, if needed, expects to obtain additional financing to fund its business strategy through future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed consolidated financial statements are unaudited and are comprised of the consolidation of CymaBay and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP, which requires management to make informed estimates and assumptions that impact the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes), and following the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted.

In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2019, which is contained in the Company’s Annual Report on Form
10-K
as filed with the SEC on March 16, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the entire year ending December 31, 2020 or future operating periods.
The condensed consolidated financial statements have been prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates and assumptions. The Company believes a high level of judgment is involved in determining and estimating the valuation of stock-based compensation, and accrued clinical expenses. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each reporting period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.
Fair Value of Financial Instruments
The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, accrued interest receivable, prepaid research and development expenses, other prepaid expenses, other assets, accounts payable, accrued research and development expenses, accrued restructuring, and other accrued liabilities. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, accrued interest receivable, prepaid research and development expenses, other prepaid expenses, other assets, accounts payable, and accrued expenses approximate the related fair values due to the short maturities of these instruments.
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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$53,147	$—	$—	$53,147

Total cash equivalents	53,147	—	—	53,147
Marketable securities:
U.S. and foreign commercial paper	—	52,277	—	52,277
U.S. and foreign corporate debt securities	—	31,008	—	31,008
Asset-backed securities	—	18,069	—	18,069
U.S. treasury securities	—	18,084	—	18,084

Total marketable securities	—	119,438	—	119,438

Total assets measured at fair value	$53,147	$119,438	$—	$172,585

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$18,597	$—	$—	$18,597

Total cash equivalents	18,597	—	—	18,597
Marketable securities:
U.S. and foreign commercial paper	—	51,102	—	51,102
U.S. and foreign corporate debt securities	—	56,729	—	56,729
Asset-backed securities	—	39,788	—	39,788
U.S. treasury securities	—	18,457	—	18,457

Total marketable securities	—	166,076	—	166,076

Total assets measured at fair value	$18,597	$166,076	$—	$184,673

The Company estimates the fair value of its money market funds, corporate debt, asset backed securities, commercial paper, and U.S. treasury securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

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
The following tables summarize amortized cost, unrealized gain and loss, and fair value of the Company’s available for sale marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Total
	Cost	Gains	Losses	Fair Value
As of March 31, 2020:
Cash equivalents:
Money market funds	$53,147	$—	$—	$53,147

Total cash equivalents	53,147			53,147
Short-term investments:
U.S. and foreign commercial paper	$52,278	$—	$—	$52,278
U.S. and foreign corporate debt securities	31,135	—	(128)	31,007
Asset-backed securities	18,153	—	(84)	18,069
U.S. treasury securities	18,003	81	—	18,084

Total short-term investments	119,569	81	(212)	119,438

Total marketable securities	$172,715	$81	$(212)	$172,585

		Gross	Gross
	Amortized	Unrealized	Unrealized	Total
	Cost	Gains	Losses	Fair Value
As of December 31, 2019:
Cash equivalents:
Money market funds	$18,597	$—	$—	$18,597

Total cash equivalents	18,597	—	—	18,597
Short-term investments:
U.S. and foreign commercial paper	$51,102	$—	$—	$51,102
U.S. and foreign corporate debt securities	56,691	38	—	56,729
Asset-backed securities	39,756	33	—	39,789
U.S. treasury securities	18,447	9	—	18,456

Total short-term investments	165,996	80	—	166,076

Total marketable securities	$184,593	$80	$—	$184,673

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
Other Risks and Uncertainties
In March 2020, the World Health Organization declared the global novel coronavirus disease
(COVID-19)
outbreak a pandemic. To date, the Company’s operations have not been significantly impacted by the
COVID-19
outbreak. However, the Company cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
outbreak will have on its condensed consolidated financial condition and operations. The impact of the
COVID-19
coronavirus outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.

Leases
The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use
assets, other accrued liabilities, and long-term portion of operating lease liabilities in the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. Operating lease right-of-use
assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.
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
non-clinical
studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred, including expenses that may or may not be reimbursed under research and development funding arrangements. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid assets until the goods are received or services are rendered. Such payments are evaluated for current or long term classification based on when they are expected to be realized. Additionally, if expectations change such that the Company does not expect goods to be delivered or services to be rendered, such prepayments are charged to expense.

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
Restructuring Charges
The Company recognizes restructuring charges related to reorganization plans that have been committed to by management and when liabilities have been incurred. In connection with these activities, the Company records restructuring charges at fair value for, a) contractual employee termination benefits when obligations are associated to services already rendered, rights to such benefits have vested, and payment of benefits is probable and can be reasonably estimated, b)
one-time
employee termination benefits when management has committed to a plan of termination, the plan identifies the employees and their expected termination dates, the details of termination benefits are complete, it is unlikely changes to the plan will be made or the plan will be withdrawn and communication to such employees has occurred, and c) contract termination costs when a contract is terminated before the end of its term.
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
Equity awards granted to
non-employees
are valued using the Black-Scholes option pricing model. Stock-based compensation expense for nonemployee services has historically been subject to remeasurement at each reporting date as the underlying equity instruments vest and was recognized as an expense over the period during which services are received. Upon the adoption of Accounting Standards Update (ASU)
2018-07,
Compensation—Stock Compensation
on January 1, 2019, the valuation was fixed at the implementation date and will be recognized as an expense on a straight-line basis over the remaining service period.
Income Taxes
On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, an economic stimulus package in response to the
COVID-19
global pandemic and the Families First Coronavirus Response Act, or FFCR Act, which permits employees of certain organizations paid sick time stemming from
COVID-19-related
issues. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax (AMT) credits immediately refundable; providing a
5-year
carryback of net operating losses (NOLs) generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the CARES Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The Company has an immaterial amount of refundable AMT credits that will be fully refundable through the CARES Act, but does not expect to generate additional income tax refunds from the NOL carryback provision. The Company is still evaluating the impact of this change in tax law but does not currently expect the provisions of the CARES Act to have a material effect on the realizability of deferred income tax assets or tax expense as any such impact will be fully offset by the valuation allowance on the Company’s deferred tax assets.
Net Loss Per Common Share
Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding equivalents during the period. Diluted net loss per share of common stock is calculated as the weighted average number of shares of common stock outstanding adjusted to include the assumed exercises of stock options, if dilutive.

In all periods presented, the Company’s outstanding stock options were excluded from the calculation of diluted net loss per share because their effects were antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss allocated to common stock—basic	$(13,088)	$(23,075)

Net loss allocated to common stock—diluted	$(13,088)	$(23,075)

Denominator:
Weighted average number of common stock shares O utstanding—basic	68,882,459	61,890,632

Weighted average number of common stock shares O utstanding—diluted	68,882,459	61,890,632
Net loss per share—basic:	$(0.19)	$(0.37)
Net loss per share—diluted:	$(0.19)	$(0.37)
The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Common stock options	6,117	7,349
Incentive awards	101	127

Total	6,218	7,476

Recently Adopted Accounting Pronouncements
ASU
2018-18
In November 2018, the FASB issued ASU
2018-18,
Collaborative Arrangements (Topic 808):
Clarifying the Interaction between Topic 808 and Topic 606
. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer. For the Company, the amendment became effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures for the three months ended March 31, 2020.
ASU
2018-15
In August 2018, the FASB issued ASU No.
 2018-15,
 Intangibles (Topic 350):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This ASU is effective for public companies for fiscal years beginning after December 15, 2019. This standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company prospectively adopted this ASU on January 1, 2020, and it did not have a material effect on its condensed consolidated financial statements.

ASU
2018-13
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement (Topic 820):
Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement
which modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted for any removed or modified disclosures. The Company adopted this ASU on January 1, 2020, and it did not have a material effect on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
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
 2019-10,
Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which deferred the adoption deadline for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, and entities are required to use a modified retrospective approach, with certain exceptions. The Company intends to adopt the standard on January 1, 2023 and will assess potential effects of the guidance prior to the adoption date.
ASU
2019-12
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740):
Simplifying the Accounting for Income Taxes
, which removes certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of this standard on its condensed consolidated financial statements and related disclosures.
3. Other Accrued Liabilities
Other accrued liabilities consist of (in thousands):

	March 31,	December 31,
	2020	2019
Accrued compensation	$800	$2,013
Accrued professional fees and other	417	302
Operating lease liability	424	407

Total other accrued liabilities	$1,641	$2,722

4. Accrued Restructuring
In December 2019, the Company commenced a reorganization plan to reduce its operating costs and better align its workforce with the needs of its business following the Company’s November 25, 2019 announcement that it had halted clinical development of seladelpar. As of March 31, 2020, and December 31, 2019, the restructuring liability is included in current liabilities on the condensed consolidated balance sheet.
The Company incurred $0.1 million of restructuring charges for the three months ended March 31, 2020. Restructuring charges incurred to date under this plan primarily consisted of employee termination benefits and contract termination costs primarily associated with nonrefundable prepayments and exit fees relating to third-party manufacturers that the Company contracted with for clinical supplies. Employee termination benefits include severance costs, employee-related benefits, supplemental one-time

1
5

termination payments, and
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
The following table summarizes the accrued restructuring liabilities and utilization by cost type associated with the restructuring activities during the three months ended March 31, 2020 (in thousands):

	Termination Benefits	Contract Termination Costs	Total
Balances as of December 31, 2019	$2,780	$413	$3,193
Restructuring charges	23	—	23
Reductions for cash payments	(1,499)	—	(1,499)

Balances as of March 31, 2020	$1,304	$413	$1,717

The Company also recognized in restructuring charges $48,000 pertaining to nonrefundable prepaid research and development costs for clinical trial materials no longer expected be delivered.
5. Collaboration and License Agreements
Janssen Pharmaceutical NV and Janssen Pharmaceuticals, Inc.
In June 2006, the Company entered into an exclusive, worldwide, royalty-bearing license to seladelpar and certain other PPAR
δ
compounds (the PPAR
δ
Products) with Janssen Pharmaceutical NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPAR
δ
Products. Under the terms of the agreement, the Company has full control and responsibility over the research, development and registration of any PPAR
δ
Products and is required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of the patents with respect to, the PPAR
δ
Products. Janssen NV has a right of first negotiation under the agreement to license the PPAR
δ
Product(s) from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPAR
δ
Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPAR
δ
Products. No amounts were incurred or accrued for this agreement as of and for the three months ended March 31, 2020 and 2019.
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
DiaTex, Inc.
In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how
(the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license
the covered IP. The license agreement contains a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products containing arhalofenate. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone. No development payments were made or became due as of and for the three months ended March 31, 2020 and 2019 and no royalties have been paid to date.
1
6

6
. Leases
The Company has one operating lease pertaining to 17,698 square feet of corporate office space in Newark, California pursuant to a lease agreement that commenced January 16, 2014 and was amended on April 16, 2018. At March 31, 2020 the Company’s lease portfolio had a weighted average remaining term of 3.8 years, with an option to extend for an additional 5 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use
assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.
The Company cannot determine the implicit rate in its lease, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used an incremental borrowing rate as of the date of adoption for leases that commenced prior to January 1, 2019. The weighted average discount rate for the Company’s lease portfolio at March 31, 2020 was 12.6%.
For the three months ended March 31, 2020 and 2019, the Company incurred $0.1 million and $0.1 million, respectively, of lease costs included in operating expenses in the condensed consolidated statements of income and comprehensive income in relation to its operating lease, a portion of which was variable rent expense and not included within the measurement of the Company’s operating ROU assets and lease liabilities. The variable rent expense consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease
components. Short-term lease costs were not material. At March 31, 2020, the Company’s operating lease right-of-use
asset totaled $0.2 million, and the operating lease liability totaled $2.1 million. The short term portion of the operating lease liability was $0.4 million and is contained within other accrued liabilities on the balance sheet, with the remaining $1.6 million liability reported on the balance sheet as long-term portion of operating lease liability
Rent expense
for the three months ended March 31, 2020 and 2019 was $0.1 million and $0.1 million, respectively, a portion of which represents immaterial variable rent expense.

Total cash paid for operating leases for the three months ended March 31, 2020 and 2019 was $0.2 million and $0.2 million, respectively.
As of March 31, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Operating
Leases
Year ending December 31,
2020 (April 1 through December 31)	486
2021	667
2022	686
2023	707
2024	30

Total undiscounted future minimum lease payments	$2,576
Less: Imputed interest	522

Total operating lease liability	$2,054

Less: Current portion of operating lease liability (included in other accrued liabilities)	424

Long-term portion of operating lease liability	$1,630

7. Stockholders’ Equity
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
1
7

8. Stock Plan and Stock-Based Compensation
Stock Plan
As permitted under the provisions of the Company’s 2013 Equity Incentive Plan (2013 Plan), the Board of Directors reduced the automatic increase in the share reserve to zero shares; accordingly, no new shares became available for issuance on January 1, 2020. As of March 31, 2020, there were 2,925,332 shares available for grant under the 2013 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended
	March 31,
	20 20	201 9
Research and development	$444	$1,112
General and administrative	1,554	1,230

Total stock-based compensation expense	$1,998	$2,342

1
8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three months ended March 31, 2020, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.
This Quarterly Report on Form
 10-Q
contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve risks and uncertainties. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “seek,” “target,” “goal,” “intend,” variations of such words, and similar expressions are intended to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form
 10-Q
and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding our expectations with respect to the following: our business and scientific strategies; the progress of our product development programs, including whether we may resume clinical testing, and the timing of results thereof; regulatory submissions and approvals; the impact of the
COVID-19
pandemic on our company and operations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements for many reasons. Factors that might cause such a difference include those discussed under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form
10-Q.
These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report.
Overview
CymaBay Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need.
Our lead product candidate, seladelpar, is a potent and selective agonist of the peroxisome proliferator activated receptor delta (PPAR
δ
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
In the fourth quarter of 2019, all development programs for seladelpar were placed on clinical hold pending an investigation into atypical histologic findings identified by study pathologists in our Phase 2b study for seladelpar in patients with NASH.
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
Primary Sclerosing Cholangitis (PSC)
In June 2019, we initiated a Phase 2 randomized, placebo-controlled, dose-ranging study of seladelpar in patients with PSC to enroll approximately 100 patients at 60 sites globally. Seladelpar at doses of 5, 10, and 25 mg once daily will be studied versus placebo in a 1:1:1:1 randomization. The primary efficacy outcome is the relative change in alkaline phosphatase (AP) from baseline at 24 weeks.
Recent Developments in the Seladelpar Program
In November 2019, the Phase 2b study of seladelpar in subjects with NASH and the Phase 2 study of seladelpar in patients with PSC were terminated due to histological findings identified by study pathologists during the evaluation of planned liver biopsies in the NASH study. In December 2019, the ongoing studies of seladelpar in subjects with PBC were terminated and all development programs for seladelpar were placed on clinical hold.
In May 2020, we announced completion of an independent expert panel review into the findings from our NASH Phase 2b study. The eight-person panel included three hepatopathologists and five hepatologists with expertise in drug-induced liver injury, NASH and PBC. The panel unanimously concluded that the data in aggregate, including the complete absence of clinical and biochemical evidence of drug induced liver injury and the lack of significant differences in histologic features or their changes across the placebo and treatment groups, did not support injury related to seladelpar. The panel also unanimously supported lifting of the clinical hold and the re-initiation of clinical development.
We have not yet shared any data or conclusions from the expert panel with the FDA. We plan to obtain initial feedback from the FDA prior to submitting a complete response to the seladelpar clinical hold; however, there is no guarantee of how and when the FDA will respond, whether or not they will require additional information or if they will accept the conclusions that have been made by the panel or lift the clinical hold on the development of seladelpar.
We estimate our overall cash burn will be between $30 million and $35 million for the six months ending June 30, 2020. Of this total, we expect between $20 million to $23 million will be used primarily to fund clinical study close-out,
patient monitoring, and seladelpar investigation activities.
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
COVID-19
Pandemic
In March 2020, the World Health Organization declared the global novel coronavirus disease
(COVID-19)
outbreak a pandemic. Through our quarter ended March 31, 2020, our operations, financial condition and liquidity have not been significantly impacted by the
COVID-19
outbreak. However, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. As a result of the
COVID-19
pandemic, we may experience future disruptions that could impact aspects of our business, including our progress towards the completion of certain clinical studies, and other associated drug development activities. Possible disruptions are currently difficult to foresee. We continue to monitor areas of potential risk which include but are not limited to the following:
•
Remote workforce operations
– To date, our workforce has adapted to remotely working to maintain operations. Our increased reliance on personnel working from home could potentially negatively impact future productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, remote operations could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which may result in increased costs to us.
•
Clinical trial operations
– To date, our clinical trial operations personnel and vendors are adapting to remote working conditions and continue to progress toward completion of our clinical trials. However, in the future our employees and contractors involved in conducting our clinical trial activities may not be able to access their applicable work facilities for an extended period of time as a result of facility closure orders and the possibility that governmental authorities further modify such restrictions. In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the United States and internationally. Due to the wide geographic dispersion of our clinical trials, it is uncertain what impact
COVID-19
travel and facility access restrictions in various countries and jurisdictions may have on our near term ability (or that of our partners and investigators) to complete or wind down our clinical trial activities in an efficient and timely manner.
•
Drug regulator interactions
– The FDA and comparable foreign regulatory agencies may experience operational interruptions or delays, which could impact timelines for regulatory meetings, submissions, trial initiations, and regulatory approvals
•
Financial reporting and compliance
– To date, there has been no adverse impact on our ability to maintain our established financial reporting functions and internal controls over financial reporting. However, our ability to prepare our financial results timely and accurately is partially dependent upon the availability of third-party information systems and other cloud-based services. Any degradation in the quality or timeliness of critical third-party information or cloud-based services could adversely impact our financial reporting capabilities.
Overall, we cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
outbreak will have on our financial condition and operations. The impact of the
COVID-19
coronavirus outbreak on our financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions, which could result in unexpected costs to us.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may materially differ from those estimates under different assumptions or conditions.
There have been no changes to our critical accounting policies since we filed our Annual Report on Form
10-K
for the year ended December 31, 2019 with the SEC on March 16, 2020. For a description of our critical accounting policies, please refer to our Annual Report on Form
10-K.
Recent Accounting Pronouncements
Refer to “Note 2. Summary of Significant Accounting Policies” in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of recent accounting pronouncements.

Results of Operations
General
As of March 31, 2020, we had an accumulated deficit of $639.0 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have generated revenue from a past license arrangement, we will not generate any future revenue from that license agreement. Further, we have terminated all of the clinical trials of seladelpar, and as a result all of our product candidates are at an early stage of development and will require additional work before they can be licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. As stated above, following the announcement of the histological observations in our NASH Phase 2 study in November 2019, we commenced a process to evaluate strategic alternatives to maximize shareholder value. Our results of operations for the three months ended March 31, 2020 and 2019 are presented below (in thousands):

	Three Months Ended March 31,		Change Q1 2020 vs 2019
	2020	2019
Operating expenses:
Research and development	$9,509	$18,588	$(9,079)
General and administrative	4,347	5,663	(1,316)
Restructuring charges	71	—	71

Total operating expenses	13,927	24,251	(10,324)

Loss from operations	(13,927)	(24,251)	(10,324)
Other income (expense):
Interest income	839	1,176	(337)

Total other income (expense)	839	1,176	(337)

Net loss	$(13,088)	$(23,075)	$9,987

Operating Expenses
Operating expenses consist of research and development and general and administrative expenses as presented in the table below (in thousands):

	Three Months Ended March 31,		Change Q1 2020 vs 2019
	2020	2019
Operating expenses:
Research and development	$9,509	$18,588	$(9,079)
General and administrative	4,347	5,663	(1,316)
Restructuring charges	71	—	71

Total operating expenses	$13,927	$24,251	$(10,324)

Research & Development Expenses
Conducting research and development is central to our business model. We expect that our research and development expenses for the year ending December 31, 2020 to be significantly less than prior years following the decision to terminate ongoing seladelpar-related clinical trials and the placement of the seladelpar program on hold pending further scientific investigation.

For the three months ended March 31, 2020 and 2019, research and development expenses were $9.5 million and $18.6 million, respectively. Research and development expenses are detailed in the table below (in thousands):

	Three Months Ended March 31,		Change Q1 2020 vs 2019
	2020	2019
Project costs:
Seladelpar PBC clinical studies	$5,584	$8,844	(3,260)
Seladelpar NASH clinical studies	897	3,043	(2,146)
Seladelpar PSC clinical studies	252	—	252
Seladelpar drug manufacturing & development	—	1,328	(1,328)
Seladelpar other studies	125	620	(495)
Other project costs	467	116	351

Total project costs	7,325	13,951	(6,626)
Internal research and development costs	2,184	4,637	(2,453)

Total research and development	$9,509	18,588	(9,079)

Our project costs consist primarily of:
•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;
•	the cost of acquiring and manufacturing clinical trial and other materials; and
•	other costs associated with development activities, including additional studies.
Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.
Comparison of three months ended March 31, 2020 and 2019
Total project costs decreased by $6.6 million to $7.3 million from $14.0 million for the three months ended March 31, 2020 and 2019, respectively. Project costs for the three months ended March 31, 2020 and 2019 consisted primarily of seladelpar-related clinical trial expenses. These decreases were driven by the decision in the fourth quarter of 2019 to shut down our seladelpar clinical trials and place the development program on clinical hold. Project costs incurred in the three months ended March 31, 2020 primarily included patient monitoring, early termination visits, data analysis, and other close-out
activities.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.
Comparison of three months ended March 31, 2020 and 2019
General and administrative expenses decreased by $1.3 million to $4.3 million from $5.7 million for the three months ended March 31, 2020 and 2019, respectively. The decrease was driven primarily by lower employee compensation and other administrative expenses incurred to as a result of our reduction-in-force.

Restructuring Charges
In December 2019, we announced a restructuring plan to reduce our workforce by approximately 60%. This reduction in workforce was primarily due to results from our Phase 2b clinical trials from our studies of seladelpar in NASH. Cumulatively, we have incurred in aggregate $5.2 million of restructuring charges as of March 31, 2020.
Restructuring charges consist of personnel-related costs, including severance costs, employee-related benefits, supplemental one-time
termination payments, and
non-cash
share-based compensation expense related to the acceleration of stock options. Restructuring charges also includes contract termination costs (including costs to terminate agreements with our contract manufacturers that we had previously contracted with for clinical supplies). In the fourth quarter of 2019, we completed a reduction in force and incurred no material restructuring charges in the first quarter of 2020. Substantially all of the cash payments are expected to be paid out by the end of 2020. We incurred $0.1 million of restructuring expenses in the three months ended March 31, 2020, which represented updates to estimated amounts previously accrued for based on actual payouts in the quarter.
We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction.
Other Income (Expense)
Comparison of Three Months Ended March 31, 2020 and 2019
Other income (expense) consists primarily of interest income from our marketable securities Interest income, net decreased by $0.4 million to $0.8 million from $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in interest income was driven primarily by lower prevailing interest rates and a reduced investment portfolio balance compared to the prior year period.
Liquidity and Capital Resources
We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At March 31, 2020, cash, cash equivalents and marketable securities totaled $176.2 million, compared to $190.9 million at December 31, 2019. A historical summary of more the recent sale of our equity securities is noted below followed by overviews of sources of liquidity from our licensing arrangements. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities investments. We invest cash in excess of immediate requirements with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk. We believe these funds are sufficient to fund our current operating plan into 2021.
Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(14,708)	$(22,394)
Net cash provided by (used in) investing activities	46,633	(9,044)
Cash provided by financing activities	—	108,017

Net increase in cash and cash equivalents	$31,925	$76,579

Operating Activities
: Net cash used in operating activities for the three months ended March 31, 2020 decreased by $7.7 million to $14.7 million as compared to $22.4 million for the same period in the prior year, primarily due to a decrease in our net loss to $13.1 million from $23.1 million in the prior year period as a result of our scaled-down operations following the placement of a clinical hold on our seladelpar development program. This effect was partially offset by changes in our working capital.
Investing Activities:
Net cash provided by investing activities was $46.6 million for the three months ended March 31, 2020 compared to cash used in investing activities of $9.0 million for the same period in the prior year, primarily due to the timing of our investments in marketable securities and portfolio risk management.
Financing Activities:
Cash provided by financing activities was none for the three months ended March 31, 2020 compared to $108.0 million for the same period in the prior year. Cash provided from financing activities was higher in the prior year period primarily due to the completion of the $107.7 million March 2019 public equity offering and also due to $0.1 million of proceeds from the exercise of stock option awards.
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
Not applicable.
Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of March 31, 2020 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of March 31, 2020.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the
COVID-19
pandemic. We are continually monitoring and assessing the
COVID-19
situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
Item 1.
A. Risk Factors
In addition to the factors discussed elsewhere in this report, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statements made by us or on our behalf. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we deem immaterial also may impair our business operations. If any of the following risks or such other risks actually occur, our business could be harmed. Many of the following risks and uncertainties are, and will be, exacerbated by the
COVID-19
pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Risks Related to the Current Status of our Business
Recent clinical setbacks may cause us to liquidate the company.
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
Our lead development candidate, seladelpar, is currently on clinical hold and there is no assurance that the clinical hold will be lifted by the FDA or that we will be able to restart clinical development even if the clinical hold is lifted.
In December 2019, the FDA put a full clinical hold on clinical development of seladelpar. The FDA provided guidance on follow-up information necessary to resolve potential safety issues relating to each of our protocols and investigational new drug (IND) applications. An independent panel of expert hepatologists and hepatopathologists have reviewed and discussed data collected from our Phase 2b study of seladelpar in patients with NASH and unanimously concluded that the data in aggregate including the complete absence of clinical and biochemical evidence of drug induced liver injury and the lack of significant differences in histologic features or their changes across the placebo and treatment groups did not support injury related to seladelpar. However, we have not yet discussed the panel’s findings or shared their analysis of the data with the FDA. There is no guarantee how and when the FDA will respond, whether or not they will require us to gather additional information or if they will accept the conclusions that have been made by the independent panel of experts. There is no guarantee that the FDA will lift the clinical hold on the development of seladelpar. Furthermore, there is no assurance that we will be able to restart clinical development of seladelpar even if the FDA were to lift the clinical hold.
Our business may be adversely affected by the ongoing
COVID-19
pandemic.
On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus causing the disease
COVID-19
a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. While the
COVID-19
pandemic did not materially adversely affect our business operations in the three months ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. As a result of the
COVID-19
pandemic, we may experience disruptions that could impact aspects of our business, including our progress towards the completion of certain clinical studies, and other associated drug development activities. Possible disruptions are currently difficult to foresee and include but are not limited to potential risk areas as noted below:
•	We are currently completing the shutdown of several clinical trials in geographies which are affected by the
COVID-19
pandemic. While we have not experienced significant impacts to our clinical activities through March 31, 2020, we believe that the
COVID-19
pandemic could potentially have an impact on various aspects of our clinical activities in the future. For example, our employees, representatives from our clinical research organization partners, and study investigators may be unable to efficiently collaborate to conduct investigator site close out activities in-person
at the sites (as per standard practice) and may be required to delay, or alter their approach to complete this work due to diversion of resources at clinical sites or continued government-imposed limitations on travel.
•	We have closed our corporate office and requested that most of our personnel, including all of our administrative employees, work remotely, and restricted on-site
staff to only those personnel and contractors who must perform essential activities that must be completed on-site.
The
COVID-19
pandemic could disrupt our ability to secure supplies for our operations and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.
•	Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors.

•	Our employees and contractors involved in conducting our research and development activities may not be able to access their applicable work facilities for an extended period of time as a result of facility closure orders and the possibility that governmental authorities further modify such access restrictions.
•	The FDA and comparable foreign regulatory agencies may experience operational interruptions or delays, which could impact timelines for regulatory meetings, submissions, trial initiations, and regulatory approvals.
The
COVID-19
outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, including our preclinical, clinical and associated drug development activities, will depend on future developments which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of
COVID-19,
the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States, particularly in the San Francisco Bay Area where our executive offices are located, and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Risks Related to Our Business if we Resume Product Development
We will need additional capital in the future to sufficiently fund our operations and research.
We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of March 31, 2020, we had cash, cash equivalents and marketable securities of approximately $176.2 million. If one or more appropriate drug development opportunities become available to us in the future, including opportunities to potentially restart clinical development of seladelpar or advance our earlier stage or other development programs , we may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.
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
We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We currently rely on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future, should we resume development of seladelpar or other product candidates, we will continue to rely on such manufacturers for drug supplies that will be used in clinical trials of our product candidates, and for commercialization of any of our product candidates that receive regulatory approval.
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
We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we rely on an exclusive license to certain patents and know-how
from Janssen Pharmaceutical NV (Janssen NV), which include seladelpar and certain other PPAR
δ
compounds (the PPAR
δ
Products). Under the exclusive license with Janssen NV we have full control and responsibility over the research, development and registration of any PPAR
δ
Products and are required to use diligent efforts to conduct all such activities. If we fail to comply with our obligations under our agreement with Janssen NV, including our obligations to expend more than a de minimis amount of effort and resources on the research and/or development of at least one PPAR
δ
product, to make any payment called for under the agreement, not to disclose any non-exempt
confidential information related to the agreement, or to use diligent efforts to promote, market and sell any PPAR
δ
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
Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities. For example, on April 27, 2020, a stockholder filed a proxy statement opposing some of the proposals in our preliminarily filed proxy statement on April 27, 2020. The stockholder’s proxy statement includes a proposal to elect three new directors to our Board of Directors to replace three of our directors and opposes our proposal to increase to the number of shares of common stock authorized for issuance. Stockholder activism, including this proxy contest, requires significant time and attention by management and the Board of Directors, potentially interfering with our ability to execute our strategic plan. Stockholder activism, including this proxy contest, could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key executives and business partners, and make it more difficult to attract and retain qualified personnel. Also, we have been and may continue to will be required to incur significant legal fees and other expenses related to these activist stockholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by this proxy contest and other stockholder activism.
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
Significant additional capital may be needed in the future to continue our product development efforts, in particular clinical trial, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of March 31, 2020 was 2,925,332 shares.
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

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2020

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial Officer)

Date:	May 11, 2020