Form 10-Q
period 2020-06-30
CymaBay Therapeutics, Inc.
filed 2020-08-10
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2020
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
of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020, there were 68,887,092 shares of the registrant’s common stock outstanding.

CYMABAY THERAPEUTICS, INC.
QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CymaBay Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$96,051	$24,869
Marketable securities	72,856	166,076
Accrued interest receivable	209	687
Prepaid research and development expenses	4,012	9,910
Other prepaid expenses and current assets	974	1,381

Total current assets	174,102	202,923

Property and equipment, net	2,075	2,409
Operating lease right-of-use asset	260	235
Other assets	160	160

Total assets	$176,597	$205,727

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$476	$2,503
Accrued research and development expenses	5,437	9,218
Accrued restructuring	879	3,193
Other accrued liabilities	2,686	2,722

Total current liabilities	9,478	17,636
Long-term portion of operating lease liability	1,511	1,743
Total liabilities	10,989	19,379
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 68,887,092 and 68,882,459 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	815,101	812,133
Accumulated other comprehensive income	186	80
Accumulated deficit	(649,686)	(625,872)

Total stockholders’ equity	165,608	186,348

Total liabilities and stockholders’ equity	$176,597	$205,727

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$7,942	$21,119	$17,451	$39,707
General and administrative	3,398	4,529	7,745	10,192
Restructuring charges	(188)	—	(117)	—

Total operating expenses	11,152	25,648	25,079	49,899

Loss from operations	(11,152)	(25,648)	(25,079)	(49,899)
Other income:
Interest income	426	1,610	1,265	2,786

Total other income	426	1,610	1,265	2,786

Net loss	$(10,726)	$(24,038)	$(23,814)	$(47,113)

Other comprehensive income:
Unrealized gain on marketable securities	316	183	106	286

Total other comprehensive income	$316	183	106	286

Comprehensive loss	$(10,410)	$(23,855)	$(23,708)	$(46,827)

Basic net loss per common share	$(0.16)	$(0.35)	$(0.35)	$(0.72)
Diluted net loss per common share	$(0.16)	$(0.35)	$(0.35)	$(0.72)

Weighted average common shares outstanding used to calculate basic net loss per common share	68,885,108	68,697,735	68,883,783	65,312,988
Weighted average common shares outstanding used to calculate diluted net loss per common share	68,885,108	68,697,735	68,883,783	65,312,988
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net loss	$(23,814)	$(47,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	309	278
Stock-based compensation expense	2,961	4,618
Net accretion and amortization of investments in marketable securities	(306)	(1,324)
Changes in assets and liabilities:
Interest receivable and other current assets	478	(421)
Prepaid expenses	6,510	(5,287)
Other assets	—	1,550
Accounts payable	(2,027)	909
Accrued restructuring charges	(2,314)	—
Accrued liabilities	(4,254)	142

Net cash used in operating activities	(22,457)	(46,648)
Investing activities
Purchases of property and equipment	—	(269)
Purchases of marketable securities	(65,504)	(221,278)
Proceeds from maturities of marketable securities	159,136	135,451
Proceeds from sale of marketable securities	—	3,980

Net cash provided by (used in) investing activities	93,632	(82,116)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	107,746
Proceeds from issuance of common stock pursuant to equity award plans	7	104

Net cash provided by financing activities	7	107,850
Net increase (decrease) in cash and cash equivalents	71,182	(20,914)

Cash and cash equivalents at beginning of period	24,869	48,995

Cash and cash equivalents at end of period	$96,051	$28,081

Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$323	$313
Supplemental non-cash investing and financing activities
Accrued financing costs	$205	$—
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

	Three and Six Months Ended June 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	68,882,459	$7	$812,133	$80	$(625,872)	$186,348
Stock-based compensation expense	—	—	1,998	—	—	1,998
Net loss	—	—	—	—	(13,088)	(13,088)
Net unrealized loss on marketable securities	—	—	—	(210)	—	(210)

Balances as of March 31, 2020	68,882,459	$7	$814,131	$(130)	$(638,960)	$175,048

Issuance of common stock upon exercise of stock options	4,633	—	7	—	—	7
Stock-based compensation expense	—	—	963	—	—	963
Net loss	—	—	—	—	(10,726)	(10,726)
Net unrealized gain on marketable securities	—	—	—	316	—	316

Balances as of June 30, 2020	68,887,092	$7	$815,101	$186	$(649,686)	$165,608

	Three and Six Months Ended June 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	59,456,493	$6	$693,534	$(58)	$(523,064)	$170,418
Issuance of common stock upon exercise of stock options and incentive awards	37,550	—	97	—	—	97
Stock-based compensation expense	—	—	2,342	—	—	2,342
Issuance of common stock, net of $7,254 issuance costs	9,200,000	1	107,745	—	—	107,746
Net loss	—	—	—	—	(23,075)	(23,075)
Net unrealized gain on marketable	—	—	—	103	—	103

Balances as of March 31, 2019	68,694,043	$7	$803,718	$45	$(546,139)	$257,631

Issuance of common stock upon exercise of stock options and incentive awards	7,000	—	7	—	—	7
Stock-based compensation expense	—	—	2,276	—	—	2,276
Net loss	—	—	—	—	(24,038)	(24,038)
Net unrealized gain on marketable	—	—	—	183	—	183

Balances as of June 30, 2019	68,701,043	$7	$806,001	$228	$(570,177)	$236,059

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
In the fourth quarter of 2019, all development programs for seladelpar were placed on clinical hold pending an investigation into atypical histologic findings identified by study pathologists in the Company’s Phase 2b study for seladelpar in patients with NASH. In July 2020, following the completion of the scientific investigation, the FDA lifted the clinical hold on the seladelpar program, and the Company intends to reinitiate the development of seladelpar.
The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2020, the Company incurred a net loss of $10.7 million and $23.8 million, respectively. During the six months ended June 30, 2020, the Company used $22.5 million of cash in operations. As of June 30, 2020, the Company had an accumulated deficit of $649.7 million.
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
In the second quarter of 2020, as part of the Company’s ongoing review of seladelpar, an independent panel of expert pathologists and hepatologists convened in an in-depth
analysis of the findings and concluded unanimously that there was no clinical, biochemical, or histological evidence of seladelpar-induced liver injury in the Phase 2b NASH study. The Company discussed these findings and other matters with the FDA and submitted a complete response letter in an effort to answer outstanding FDA questions and seek approval from the FDA to lift the clinical hold. In July 2020, the Company received a response from the FDA lifting the clinical hold thereby permitting the Company to reinstate clinical development of seladelpar. Considering these developments, the Company completed its formal review of strategic options to maximize shareholder value and made the determination to restart clinical development of seladelpar.
As of June 30, 2020, the Company had cash, cash equivalents and marketable securities totaling $168.9 million.
The Company believes its cash, cash equivalents and marketable securities are sufficient to fund the Company’s operating plan into 2022. The Company’s future liquidity and capital resource needs could be impacted by numerous factors, including but not limited to, funding requirements associated with the continued development of seladelpar and other internal programs, or the incurrence of costs associated with potential collaborations or licensing arrangements. The Company has historically obtained and, expects to obtain additional financing to fund its business strategy through future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed consolidated financial statements are unaudited and comprise
the consolidation of CymaBay and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and also reflect reporting requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under SEC rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. GAAP requires management to make informed estimates and assumptions that impact the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates and assumptions. The Company believes a high level of judgment is involved in determining and estimating the valuation of stock-based compensation and accrued clinical expenses. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each reporting period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.
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
as filed with the SEC on March 16, 2020. The results for the six months ended June 30, 2020 are not necessarily indicative of results to be expected for the entire year ending December 31, 2020 or future operating periods.
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

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$90,621	$—	$—	90,621

Total cash equivalents	90,621	—	—	90,621
Marketable securities:
U.S. and foreign commercial paper	—	30,453	—	30,453
U.S. and foreign corporate debt securities	—	19,173	—	19,173
Asset-backed securities	—	15,184	—	15,184
U.S. treasury securities	—	8,046	—	8,046

Total marketable securities	—	72,856	—	72,856

Total assets measured at fair value	$90,621	$72,856	$—	163,477

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,597	$—	$—	18,597

Total cash equivalents	18,597	—	—	18,597
Marketable securities:
U.S. and foreign commercial paper	—	51,102	—	51,102
U.S. and foreign corporate debt securities	—	56,729	—	56,729
Asset-backed securities	—	39,788	—	39,788
U.S. treasury securities	—	18,457	—	18,457

Total marketable securities	—	166,076	—	166,076

Total assets measured at fair value	$18,597	$166,076	$—	184,673

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
The following tables summarize amortized cost, unrealized gain and loss, and fair value of the Company’s available-for-sale
marketable securities (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of June 30, 2020:
Cash equivalents:
Money market funds	$90,621	$—	$—	$90,621

Total cash equivalents	90,621	—	—	90,621
Short-term investments:
U.S. and foreign commercial paper	30,453	—	—	30,453
U.S. and foreign corporate debt securities	19,062	111	—	19,173
Asset-backed securities	15,151	33	—	15,184
U.S. treasury securities	8,004	42	—	8,046

Total short-term investments	72,670	186	—	72,856

Total marketable securities	$163,291	$186	$—	$163,477

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2019:
Cash equivalents:
Money market funds	$18,597	$—	$—	$18,597

Total cash equivalents	18,597	—		18,597
Short-term investments:
U.S. and foreign commercial paper	51,102	—	—	51,102
U.S. and foreign corporate debt securities	56,691	38	—	56,729
Asset-backed securities	39,756	33	—	39,789
U.S. treasury securities	18,447	9	—	18,456

Total short-term investments	165,996	80		166,076

Total marketable securities	$184,593	$80	$—	$184,673

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
Leases
The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use
assets, other accrued liabilities, and long-term portion of operating lease liabilities in the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. Operating lease right-of-use
assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.
The operating lease
right-of-use
assets also include any lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to not separate lease and non-lease
components for its leased assets and accounts for all lease and non-lease
components of its agreements as a single lease component.
Research and Development Expenses
Research and development expenses consist of costs incurred in identifying, developing, and testing product candidates. These expenses consist primarily of: costs for research and development personnel, including related stock-based compensation; contract research organizations (CRO) and other third parties that assist in managing, monitoring, and analyzing clinical trials; investigator and site fees; laboratory services; consultants; contract manufacturing services;
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

Stock-Based Compensation
Employee and director stock-based compensation is measured at fair value on the grant date of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and on an accelerated basis for stock options with performance conditions, net of estimated forfeitures. For stock options with performance conditions, the Company evaluates the probability of achieving performance conditions at each reporting date. The Company begins to recognize the expense when it is deemed probable that the performance conditions will be met. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of fair value for stock-based awards using an option-pricing model requires management to make certain assumptions regarding subjective input variables such as expected term, dividends, volatility and risk-free rate. Due to limited historical stock price data, the Company has estimated volatility considering both the Company’s historical stock price volatility and that of a selected peer group of comparable
publicly traded companies. During the second quarter of 2020, the Company determined its historical stock price data was sufficient to exclusively estimate volatility for awards granted during three months ended June 30, 2020. The change in estimate did not have a material impact on the Company’s estimated fair value of its awards. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s results of operations.
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
On June 29, 2020, Governor Newsom signed into law California Assembly Bill 85 (California AB 85), which suspends the usages of NOLs for taxable years 2020, 2021, and 2022 for taxpayers with taxable income of $1.0 million or more and limits the amount of tax that can be offset by business credits to $5.0 million for tax years 2020, 2021, and 2022. The carryover period
for NOL deductions and business credit limitation disallowed by this provision will be extended.
The Company is still evaluating the impact of these changes in tax law but does not currently expect the provisions of the CARES Act and California AB 85 to have a material effect on the realizability of deferred income tax assets or tax expense as any such impact will be fully offset by the valuation allowance on the Company’s deferred tax assets.
Net Loss Per Common Share
Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding equivalents during the period. Diluted net loss per share of common stock is calculated as the weighted average number of shares of common stock outstanding adjusted to include the assumed exercises of stock options, if dilutive.

In all periods presented, the Company’s outstanding stock options were excluded from the calculation of diluted net loss per share because their effects were antidilutive. The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Numerator:
Net loss allocated to common stock—basic	$(10,726)	$(24,038)	$(23,814)	$(47,113)
Net loss allocated to common stock—diluted	$(10,726)	$(24,038)	$(23,814)	$(47,113)

Denominator:
Weighted average number of common stock shares outstanding—basic	68,885,108	68,697,735	68,883,783	65,312,988
Dilutive securities:
Weighted average number of common stock shares outstanding—diluted	68,885,108	68,697,735	68,883,783	65,312,988
Net loss per share—basic:	$(0.16)	$(0.35)	$(0.35)	$(0.72)
Net loss per share—diluted:	$(0.16)	$(0.35)	$(0.35)	$(0.72)
The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Common stock options	7,654	7,530	7,654	7,530
Incentive awards	101	127	101	127

Total	7,755	7,657	7,755	7,657
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
3. Other Accrued Liabilities
Other accrued liabilities consist of (in thousands):

	June 30, 2020	December 31, 2019

Accrued compensation	$1,574	$2,013
Accrued professional fees and other	669	302
Operating lease liability	443	407

Total other accrued liabilities	$2,686	$2,722

4. Accrued Restructuring
In December 2019, the Company commenced a reorganization plan to reduce its operating costs and better align its workforce with the needs of its business following the Company’s November 25, 2019 announcement that it had halted clinical development of seladelpar. As of June 30, 2020, and December 31, 2019, the restructuring liability is included in current liabilities on the condensed consolidated balance sheet.
Restructuring charges incurred to date under this plan primarily consisted of employee termination benefits and contract termination costs associated with nonrefundable prepayments and exit fees relating to third-party manufacturers that the Company contracted with for clinical supplies. Employee termination benefits include severance costs, employee-related benefits, supplemental one-time
termination payments, and
non-cash
share-based compensation expense related to the acceleration of stock options. Charges and other costs related to the workforce reduction and structure realignment are presented as restructuring charges in the consolidated statements of operations and comprehensive loss. Substantially all cash payments are expected to be paid
out by the end of 2020. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the restructuring.
The following table summarizes the accrued restructuring liabilities and utilization by cost type associated with the restructuring activities during the three and six months ended June 30, 2020 (in thousands):

	Termination Benefits	Contract Termination Costs	Total
Balances as of December 31, 2019	$2,780	$413	$3,193
Restructuring charges	23	—	23
Reductions for cash payments	(1,499)	—	(1,499)

Balances as of March 31, 2020	1,304	413	1,717
Restructuring charges	(377)	—	(377)
Reductions for cash payments	(461)	—	(461)

Balances as of June 30, 2020	$466	$413	$879

In the three months ended June 30, 2020, the Company adjusted restructuring charges by $0.4 million to reverse a portion of severance liabilities associated with severance benefits that were forfeited by certain executives pursuant to the terms of their respective employment agreements.
In addition to the activity in the above table, the Company also recognized in restructuring charges zero and $48,000 pertaining to nonrefundable prepaid research and development costs for clinical trial materi als no longer expected be delivered for the three and six months ended June 30
, 2020
.

The Company also recorded $0.2 million in
non-cash,
stock-based compensation associated with the acceleration of stock options of a departed executive for the three and six months ended June 30, 2020.
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
d
Product(s) from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPAR
d
Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPAR
d
Products. No amounts were incurred or accrued for this agreement as of and for the three and six months ended June 30, 2020 and 2019.
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
DiaTex, Inc.
In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how (the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license
the covered IP. The license agreement contains a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products containing arhalofenate. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone. No development payments were made or became due as of and for the three and six months ended June 30, 2020 and 2019 and no royalties have been paid to date.
6
. Leases
The Company has one operating lease pertaining to 17,698 square feet of corporate office space in Newark, California pursuant to a lease agreement that commenced January 16, 2014 and was amended on April 16, 2018. As of June 30, 2020, the Company’s lease portfolio had a weighted average remaining term of 3.6 years, with an option to extend for an additional 5 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use
assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.
The Company cannot determine the implicit rate in its lease, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used an incremental borrowing rate as of the date of adoption for leases that commenced prior to January 1, 2019. The weighted average discount rate for the Company’s lease portfolio at June 30, 2020 was 12.6%.
The Company incurred lease costs of $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, that are included in operating expenses in the condensed consolidated statements of income and comprehensive income in relation to its operating lease, a portion of which was variable rent expense and not included within the measurement of the Company’s operating right-of-use
assets and lease liabilities. The variable rent expense consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease
components. Short-term lease costs were not material. As of June 30, 2020, the Company’s operating lease right-of-use
asset totaled $0.3 million, and the operating lease liability totaled $2.0 million. The short-term portion of the operating lease liability was $0.4 million and is contained within other accrued liabilities on the balance sheet, with the remaining $1.5 million liability reported on the balance sheet as long-term portion of operating lease liability.
Rent expense for the three and six months ended June 30, 2020 was $0.1 million and $0.2 million, respectively, and rent expense for the three and six months ended June 30, 2019 was $0.1 million and $0.2 million, respectively, a portion of which represents immaterial variable rent expense. Total cash paid for operating leases for the three and six months ended June 30, 2020 and 2019 was $0.2 million and $0.3 million, respectively.
As of June 30, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Lease Payments

Year ending December 31,
2020 (July through December)	$324
2021	667
2022	686
2023	707
2024	30

Total undiscounted future minimum lease payments	$2,414
Less: imputed interest	460

Total operating lease liability	$1,954
Less: current portion of operating lease liability (included in other accrued liabilities)	443

Long-term portion of lease liability	$1,511

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
8. Stock Plan and Stock-Based Compensation
Stock Plan
As permitted under the provisions of the Company’s 2013 Equity Incentive Plan (2013 Plan), the Board of Directors reduced the automatic increase in the share reserve to zero shares; accordingly, no new shares became available for issuance on January 1, 2020. As of June 30, 2020, there were 1,383,959 shares available for grant under the 2013 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2020	2019	2020	2019
Research and development	$664	$986	$1,108	$2,098
General and administrative	110	1,290	1,664	2,520

Restructuring charges	189	—	189	—
Total stock-based compensation expense	$963	$2,276	$2,961	$4,618

9. Subsequent Event
On July 13, 2020, the Company filed a $200.0 million registration statement on Form
S-3
with the SEC and also entered into an
at-the-market
facility (ATM) to sell up to $75.0 million of common stock under the registration statement. To date, the Company has not sold any shares of common stock under the ATM.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.
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

Seladelpar
Primary Biliary Cholangitis (PBC)
In October 2018, we commenced enrollment of a global, Phase 3 registration study to evaluate seladelpar in patients with PBC and completed enrollment in October 2019. Data from two Phase 2 studies of seladelpar in PBC established seladelpar’s anti-cholestatic and anti-inflammatory effects and identified doses we believe have the potential to offer patients improved efficacy and better tolerability over the only approved second-line treatment available today. In addition to reductions in markers of cholestasis including alkaline phosphatase (ALP), seladelpar also improved inflammatory and metabolic markers with patients experiencing decreases in levels of transaminases, high sensitivity
C-reactive
protein, and
low-density
lipoprotein cholesterol. Many PBC patients suffer from pruritus, or itching, which can significantly impact their quality of life. Based on data from our Phase 2 studies, and unlike the only approved second-line treatment currently available, seladelpar has not been associated with drug-induced pruritus.
Data from our completed our first Phase 2 High Dose and our ongoing second Phase 2 Low Dose studies of seladelpar in patients with PBC have established seladelpar’s anti-cholestatic and anti-inflammatory effects. In November 2018, we released updated data from the Phase 2 Low Dose study that continued to show sustained anti-cholestatic and anti-inflammatory effects with no worsening of pruritus through 52 weeks. Specifically, efficacy data was released on the first set of patients treated for 52 weeks and safety data on patients that received at least one dose of seladelpar in the study. Eligible PBC patients with either an inadequate response or intolerance to ursodeoxycholic acid (UDCA) were randomized to daily seladelpar at 5 or 10 mg. After 12 weeks, patients on 5 mg could escalate to 10 mg if their alkaline phosphatase (ALP) treatment goal was not met (5/10 mg group). The primary efficacy outcome was the ALP % change from baseline. At 52 weeks, the mean decreases in ALP were
-47%
and
-46%
in the 5/10 and 10 mg groups, respectively. A key secondary outcome was the composite response measured at week 52 where a responder was defined as a patient with ALP <1.67 x ULN,
≥
15% decrease in ALP, and total bilirubin
≤
ULN. At 52 weeks, 59% and 71% of patients met the composite endpoint in the 5/10 and 10 mg groups, respectively. The anti-cholestatic effect of seladelpar was further substantiated with normalization of ALP levels at 52 weeks in 24% and 29% of patients in the 5/10 and 10 mg groups, respectively. Treatment with seladelpar also demonstrated a robust anti-inflammatory activity with median transaminase decreases of
-31%
and
-33%
in the 5/10 and 10 mg groups, respectively.
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
Primary Sclerosing Cholangitis (PSC)
In June 2019, we initiated a Phase 2 randomized, placebo-controlled, dose-ranging study of seladelpar in patients with PSC to enroll approximately 100 patients at 60 sites globally. Seladelpar at doses of 5, 10, and 25 mg once daily will be studied versus placebo in a 1:1:1:1 randomization. The primary efficacy outcome is the relative change in alkaline phosphatase (ALP) from baseline at 24 weeks.
Recent Developments in the Seladelpar Program
In November 2019, the Phase 2b study of seladelpar in subjects with NASH and the Phase 2 study of seladelpar in patients with PSC were terminated due to histological findings identified by study pathologists during the evaluation of planned liver biopsies in the NASH study. In December 2019, the ongoing studies of seladelpar in subjects with PBC were terminated and all development programs for seladelpar were placed on clinical hold. In May 2020, we announced completion of an independent expert panel review into the findings from our NASH Phase 2b study. The eight-person panel included three hepatopathologists and five hepatologists with expertise in drug-induced liver injury, NASH and PBC. The panel unanimously concluded that the data in aggregate did not support liver injury related to seladelpar. The panel also unanimously supported lifting of the clinical hold and the re-initiation
of clinical development. In June 2020, we discussed the data, the panel’s conclusions, and other matters with the FDA and submitted a complete response letter to answer outstanding FDA questions and seek approval from the FDA to lift the clinical hold. In July 2020, we received a response from the FDA lifting the clinical hold, thereby permitting us to reinstate clinical development of seladelpar.
In August 2020, we announced positive results from ENHANCE, a phase 3 study in patients with PBC. ENHANCE was a double-blind, placebo-controlled, global study that randomized 265 patients to placebo, 5mg of seladelpar, or 10 mg of seladelpar once daily. Although the study was terminated prior to the completion of the 52-week treatment period, the statistical analysis plan was amended while the study remained blinded to adjust for evaluation of the primary and two key secondary endpoints at week 12 rather than week 52. Topline data for patients through 12 and 26 weeks demonstrated anti-cholestatic, anti-inflammatory and anti-pruritic activity. Specifically, 78.2% of patients on seladelpar 10mg compared with 12.5% on placebo achieved the primary composite outcome after only 12 weeks (p<0.0001), and 27.3% of patients on seladelpar 10 mg compared with zero on placebo normalized ALP by 12 weeks (p<0.0001). In addition, the study revealed statistically significant improvement in pruritus at week 12 (p<0.05) for patients with moderate-to-severe itch demonstrated for seladelpar 10 mg versus placebo. Overall, seladelpar appeared to be safe and well-tolerated in this study.
Strategic Options Review
Following the announcement of the histological observations in our NASH Phase 2 study in November 2019 and the subsequent termination of our ongoing seladelpar clinical trials in November and December 2019, we announced a restructuring plan to reduce our workforce by approximately 60% to control our operating costs, and we commenced a process to evaluate strategic alternatives to maximize stockholder value. This review included a comprehensive evaluation of possible mergers and business combinations, a sale of part or all of our assets, collaboration and licensing agreements, dissolution and liquidation of our assets, and/or continuing development of our internal programs, including seladelpar.
Following the FDA’s decision in July 2020 to lift the clinical hold on the seladelpar program, we subsequently concluded our formal review of strategic options to maximize shareholder value, having made the determination to restart clinical development of seladelpar in PBC and to evaluate suitable strategies to advance seladelpar in other indications. In addition, we intend to further evaluate opportunities to develop other internal programs and to potentially acquire or in-license
new ones.

CB-0406
In
mid-2020,
we began to evaluate
CB-0406,
the active metabolite of arhalofenate, a
pro-drug
previously studied for chronic metabolic diseases, in a single and multiple ascending dose study in healthy subjects to establish its pharmacokinetics, safety and maximum tolerated dose. Decisions on any future development are contingent on it achieving a favorable profile with respect to safety and exposure.
COVID-19
Pandemic
In March 2020, the World Health Organization declared the global novel coronavirus disease
(COVID-19)
outbreak a pandemic. To date, our operations, financial condition and liquidity have not been significantly impacted by the
COVID-19
outbreak. However, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the first quarter of 2020. As a result of the
COVID-19
pandemic, we may experience future disruptions that could impact aspects of our business, including our progress towards the initiation and completion of certain clinical studies, and other associated drug development activities. Possible disruptions are currently difficult to foresee. We continue to monitor areas of potential risk which include but are not limited to the following:

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

•
Clinical trial and drug manufacturing operations
– In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the United States and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors are adapting to
COVID-19
related travel restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward completion of our existing clinical trials. However, in the future, as we look to restart the clinical development of seladelpar and initiate other programs, our research and development employees and contractors may not be able to sufficiently access their applicable work facilities as a result of continued facility closure orders and the possibility that governmental authorities might further modify such restrictions. Furthermore, patients we expect to enroll in our future clinical trials may also be impacted by any ongoing travel and facility access restrictions. Although we and our contractors continue to plan for and develop pandemic-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact that travel and facility access restrictions (or other currently unanticipated impediments) may have on our ability to execute our research and development activities.

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

Overall, we cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
outbreak will have on our financial condition and operations. The impact of the
COVID-19
coronavirus outbreak on our financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.
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

Results of Operations
General
As of June 30, 2020, we had an accumulated deficit of $649.7 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have generated revenue from a past license arrangement, we will not generate any future revenue from that license agreement. Further, our product candidates are at various stages of development and will require additional work before they can be licensed or commercialized. As stated above, the FDA placed the seladelpar program on clinical hold from December 2019 until early July 2020 during which time we significantly reduced our operating expenses. We intend to reinitiate development of seladelpar and we will continue to evaluate other development opportunities. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Our results of operations for the three and six months ended June 30, 2020 and 2019 are presented below (in thousands):

	Three Months Ended June 30,		Change Q2 2020 vs 2019	Six Months Ended June 30,		Change Q2 YTD 2020 vs 2019

	2020	2019		2020	2019
($ in thousands)
Operating expenses:
Research and development	$7,942	$21,119	$(13,177)	$17,451	$39,707	$(22,256)
General and administrative	3,398	4,529	(1,131)	7,745	10,192	(2,447)
Restructuring charges	(188)	—	(188)	(117)	—	(117)

Total operating expenses	11,152	25,648	(14,496)	25,079	49,899	(24,820)

Loss from operations	(11,152)	(25,648)	14,496	(25,079)	(49,899)	24,820
Other income:
Interest income	426	1,610	(1,184)	1,265	2,786	(1,521)

Total other income	426	1,610	(1,184)	1,265	2,786	(1,521)

Net loss	$(10,726)	$(24,038)	$13,312	$(23,814)	$(47,113)	$23,299

Operating Expenses
Operating expenses consist of research and development and general and administrative expenses as presented in the table below (in thousands):

	Three Months Ended June 30,		Change Q2 2020 vs 2019	Six Months Ended June 30,		Change Q2 YTD 2020 vs 2019

	2020	2019		2020	2019
Operating expenses:
Research and development	$7,942	$21,119	$(13,177)	$17,451	$39,707	$(22,256)
General and administrative	3,398	4,529	(1,131)	7,745	10,192	(2,447)
Restructuring charges	(188)	—	(188)	(117)	—	(117)

Total operating expenses	$11,152	$25,648	$(14,496)	$25,079	$49,899	$(24,820)

Research & Development Expenses
Conducting research and development is central to our business model. We intend to restart clinical development of seladelpar in the second half of 2020 following the FDA’s July 2020 decision to lift the clinical hold on seladelpar. While this will increase our research & development expense in the future, we expect that our overall research and development expenses for the year ending December 31, 2020 will be lower compared to prior year due to the impact of our cost containment efforts undertaken in the first half of 2020 while the seladelpar program was on clinical hold.

For the three and six months ended June 30, 2020 research and development expenses were $7.9 million and $17.5 million, respectively, and $21.1 million and $39.7 million, respectively, for the three and six months ended June 30, 2019. Research and development expenses are detailed in the table below (in thousands):

	Three Months Ended June 30,		Change Q2 2020 vs 2019	Six Months Ended June 30,		Change Q2 YTD 2020 vs 2019

	2020	2019		2020	2019
Project costs:
Seladelpar PBC clinical studies	$3,142	$9,954	$(6,812)	$8,726	$18,798	$(10,072)
Seladelpar NASH clinical studies	572	2,315	(1,743)	1,469	5,358	(3,889)
Seladelpar PSC clinical studies	2	976	(974)	254	976	(722)
Seladelpar drug manufacturing & development	—	2,079	(2,079)	—	3,407	(3,407)
Seladelpar other studies	225	922	(697)	350	1,542	(1,192)
Non-seladelpar studies	726	154	572	1,193	270	923

Total project costs	4,667	16,400	(11,733)	11,992	30,351	(18,359)
Internal research and development costs	3,275	4,719	(1,444)	5,459	9,356	(3,897)

Total research and development	$7,942	$21,119	$(13,177)	$17,451	$39,707	$(22,256)

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.
Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.
Comparison of the three and six months ended June 30, 2020 and 2019
Research and development expenses declined primarily due to lower project costs. Total project costs decreased by $11.7 million to $4.7 million from $16.4 million for the three months ended June 30, 2020 and 2019, respectively. Total project costs decreased by $18.4 million to $12.0 million from $30.4 million for the six months ended June 30, 2020 and 2019, respectively. Project costs for the three and six months ended June 30, 2020 and 2019 consisted primarily of seladelpar-related clinical trial expenses. These decreases were driven by the decision in the fourth quarter of 2019 to shut down our seladelpar clinical trials and place the development program on clinical hold.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.
Comparison of the three and six months ended June 30, 2020 and 2019
General and administrative expenses decreased by $1.1 million to $3.4 million from $4.5 million for the three months ended June 30, 2020 and 2019, respectively. General and administrative expenses decreased by $2.4 million to $7.7 million from $10.2 million for the six months ended June 30, 2020 and 2019, respectively. General and administrative costs were lower in the three and six months ended June 30, 2020 primarily due to lower employee compensation and other administrative expenses incurred as a result of our December 2019 reduction-in-force.
Restructuring Charges
In December 2019, we announced a restructuring plan to reduce our workforce by approximately 60%. This reduction in workforce was primarily due to results from our Phase 2b clinical trials from our studies of seladelpar in NASH. Cumulatively, we have incurred in aggregate $4.8 million of restructuring charges as of June 30, 2020.

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
In the fourth quarter of 2019, we substantially completed the reduction in force and incurred no material restructuring charges in the first quarter of 2020. In the second quarter of 2020, we reduced restructuring charges by $0.4 million to reverse a portion of previously accrued restructuring liabilities associated with severance benefits that were forfeited by certain executives pursuant to the terms of their respective employment agreements. This expense reversal was offset in part by a $0.2 million non-cash
charge for stock-based compensation associated with the acceleration of stock options of a departed executive.
Substantially all of the cash payments to be made under the restructuring plan are expected to be paid out by the end of 2020.
Other Income
Comparison of the three and six Months Ended June 30, 2020 and 2019
Other income consists of interest income from our marketable securities. Interest income decreased by $1.2 million to $0.4 million from $1.6 million for the three months ended June 30, 2020 and 2019, respectively. Interest income decreased by $1.5 million to $1.3 million from $2.8 million for the six months ended June 30, 2020 and 2019, respectively. These decreases in interest income were driven primarily by lower prevailing interest rates and a reduced investment portfolio balance compared to the prior year periods.
Liquidity and Capital Resources
We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. As of June 30, 2020, cash, cash equivalents and marketable securities totaled $168.9 million, compared to $190.9 million at December 31, 2019. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities investments. We invest cash in excess of immediate requirements with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk. We believe these funds are sufficient to fund our current operating plan into 2022.
In July 2020, we filed a $200 million registration statement on Form
S-3
with the SEC and entered into an
at-the-market
facility (ATM) to sell up to $75 million of common stock under the registration statement. To date, we have not sold any shares of common stock under the ATM.
Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Six Months Ended June 30,

	2020	2019
Net cash used in operating activities	$(22,457)	$(46,648)
Net cash provided by (used in) investing activities	93,632	(82,116)
Cash provided by financing activities	7	107,850

Net increase (decrease) in cash and cash equivalents	$71,182	$(20,914)

Operating Activities
: Net cash used in operating activities for the six months ended June 30, 2020 decreased by $24.2 million to $22.5 million as compared to $46.6 million for the same period in the prior year, primarily due to a $23.3 million decrease in our net loss to $23.8 million from $47.1 million in the prior year period as a result of our scaled-down operations following the placement of a clinical hold on our seladelpar development program. This effect was partially offset by changes in our working capital.

Investing Activities:
Net cash provided by investing activities was $93.6 million for the six months ended June 30, 2020 compared to cash used in investing activities of $82.1 million for the same period in the prior year, primarily due to the timing of our investments in marketable securities.
Financing Activities:
Cash provided by financing activities was $7,000 for the six months ended June 30, 2020 compared to $107.9 million for the same period in the prior year. Cash provided from financing activities was higher in the prior year period primarily due to the completion of our $107.7 million March 2019 public equity offering.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of June 30, 2020 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of June 30, 2020.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the
COVID-19
pandemic. We are continually monitoring and assessing the
COVID-19
situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
COVID-19
pandemic.
On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus causing the disease
COVID-19
a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. While the
COVID-19
pandemic did not materially adversely affect our business operations in the three months ended June 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. As a result of the
COVID-19
pandemic, we may experience disruptions that could impact aspects of our business, including our progress towards the completion of certain clinical studies, our efforts to reinitiate the clinical development of seladelpar, including expanding our employee base as we begin efforts to restart our clinical development programs, and other associated drug development activities. Possible disruptions are currently difficult to foresee and include but are not limited to potential risk areas as noted below:

•
We are currently completing the shutdown of several clinical trials in geographies which are affected by the
COVID-19
pandemic and we are in the early planning stages of restarting clinical development of seladelpar. While we have not experienced significant impacts to our clinical activities through June 30, 2020, we believe that the
COVID-19
pandemic could potentially have an impact on various aspects of our clinical activities in the future. For example, our employees, representatives from our clinical research organization partners, and study investigators may be unable to efficiently collaborate to conduct investigator site activities in-person
at the sites (as per standard practice) and may be required to delay, or alter their approach to complete this work due to diversion of resources at clinical sites or continued government-imposed limitations on travel. Furthermore, such restrictions could impact the rate of patient enrollment in any new clinical studies and the ability to efficiently treat such patients at investigator sites. Lastly, our employees and representatives from our contract manufacturing organizations may experience unanticipated challenges producing and distributing sufficient quantities of clinical drug supplies for use in our clinical trials.

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
Risks Related to Our Business as we Resume Product Development
We will need additional capital in the future to sufficiently fund our operations and research.
We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of June 30, 2020, we had cash, cash equivalents and marketable securities of approximately $168.9 million. We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.
In the event we do not successfully raise sufficient funds in financing our product development activities or do not have appropriate developmental assets, we will curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether. To the extent that any costs of the ongoing development exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, sell assets, enter into a strategic transaction, or effect a combination of the above. No assurance can be given that we will be able to affect any of such transactions on acceptable terms, if at all.
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
In May 2016, we announced results a High Dose Phase 2 clinical study of seladelpar in patients with PBC. During the course of this trial three cases of asymptomatic, reversible transaminase elevations occurred, and we made the decision to discontinue the study early after review of safety and efficacy data demonstrated a need for further dose reduction to optimize clinical safety and efficacy. In November 2019, due to histologic observations in our NASH clinical trial, the NASH and PSC clinical trials were terminated and programs and the PBC program was placed on hold. In December 2019 the PBC clinical trials were terminated, pending further analysis of data from the NASH trial and further discussions with the FDA. This course of action terminated, or put on hold, substantially all of our active development programs. Although in June 2020 we shared data and conclusions from an expert panel with the FDA, and in July 2020 the FDA lifted the clinical hold, this process substantially delayed the development of seladelpar. The emergence of adverse events (AEs) and histological observations in a seladelpar clinical trial could prevent us from further developing seladelpar or could result in the denial of regulatory approval.
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
For example, the Patient Protection and Affordable Care Act (PPACA) was enacted to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. Since January 2017, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA Although the full effect of the PPACA remains uncertain, it appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Further, other legislative changes have been adopted since the PPACA was enacted, such as the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, which have resulted in reduced reimbursement under the Medicare program.
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
We are a party to a number of technology licenses that are important to our business and expect to enter into additional licenses in the future. For example, we rely on an exclusive license to certain patents and know-how
from Janssen Pharmaceutical NV (Janssen NV), which include seladelpar and certain other PPAR? compounds (the PPAR? Products). Under the exclusive license with Janssen NV we have full control and responsibility over the research, development and registration of any PPAR? Products and are required to use diligent efforts to conduct all such activities. If we fail to comply with our obligations under our agreement with Janssen NV, including our obligations to expend more than a de minimis amount of effort and resources on the research and/or development of at least one PPAR? product, to make any payment called for under the agreement, not to disclose any non-exempt
confidential information related to the agreement, or to use diligent efforts to promote, market and sell any PPAR? Product under the agreement, such action would constitute a default under the agreement and Janssen NV may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the Janssen NV license, seladelpar, which would have a materially adverse effect on our business.
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
Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities. For example, on April 27, 2020, a stockholder filed a preliminary proxy statement containing proposed opposition to our preliminarily filed proxy statement on April 27, 2020, including a proposal to elect three new directors to our Board of Directors and a proposal not to increase to the number of shares of common stock authorized for issuance. While this proxy contest was subsequently suspended, stockholder activism could recur and requires significant time and attention by management and the Board of Directors, potentially interfering with our ability to execute our strategic plan. Stockholder activism could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key executives and business partners and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by stockholder activism.
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. As a result of the FDA’s July 2020 lifting of the clinical hold on the development programs for seladelpar, we are in the process of restaffing our development programs, and have an enhanced and substantial need to attract and retain personnel for these development programs. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace the loss of services of any executive or key employee, it may adversely affect the progress of our research, development and commercialization objectives.
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

As we strive to restart our clinical and drug development operations, we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As of June 30, 2020, we had 22 full-time employees. As we begin efforts to restart our clinical development programs in the second half of 2020, we expect to expand our employee base to increase our managerial, clinical, scientific, and other operational teams. Such future growth imposes additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a greater amount of attention away from our day-to-day
activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require greater capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to create value and/or generate revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize seladelpar and other potential product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Significant additional capital may be needed in the future to continue our product development efforts, in particular clinical trial, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of June 30, 2020 was 1,383,959 shares.
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

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 26, 2020, SEC File No. 001-36500)

3.3	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1 and 3.2.

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial and Accounting Officer) pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL, tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2020

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial Officer)

Date:	August 10, 2020