Form 10-Q
period 2020-09-30
CymaBay Therapeutics, Inc.
filed 2020-11-05
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2020
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
of the Exchange Act).    Yes  ☐

No  ☒
As of October 31, 2020, there were 68,887,092

shares of the registrant’s common stock outstanding.

CYMABAY THERAPEUTICS, INC.
QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CymaBay Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$47,273	$24,869
Marketable securities	113,991	166,076
Accrued interest receivable	284	687
Prepaid research and development expenses	3,761	9,910
Other prepaid expenses and current assets	820	1,381

Total current assets	166,129	202,923

Property and equipment, net	1,929	2,409
Operating lease right-of-use asset	268	235
Other assets	160	160

Total assets	$168,486	$205,727

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$947	$2,503
Accrued research and development expenses	5,729	9,218
Accrued restructuring	93	3,193
Other accrued liabilities	3,693	2,722

Total current liabilities	10,462	17,636
Long-term portion of operating lease liability	1,389	1,743
Total liabilities	11,851	19,379
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 68,887,092 and 68,882,459 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	817,653	812,133
Accumulated other comprehensive income	82	80
Accumulated deficit	(661,107)	(625,872)

Total stockholders’ equity	156,635	186,348

Total liabilities and stockholders’ equity	$168,486	$205,727

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$7,743	$23,193	$25,194	$62,900
General and administrative	4,494	4,514	12,239	14,706
Restructuring charges	(587)	—	(704)	—

Total operating expenses	11,650	27,707	36,729	77,606

Loss from operations	(11,650)	(27,707)	(36,729)	(77,606)
Other income:
Interest income	229	1,425	1,494	4,211

Total other income	229	1,425	1,494	4,211

Net loss	$(11,421)	$(26,282)	$(35,235)	$(73,395)

Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(104)	(51)	2	235

Total other comprehensive (loss) income	$(104)	(51)	2	235

Comprehensive loss	$(11,525)	$(26,333)	$(35,233)	$(73,160)

Basic and d iluted net loss per common share	$(0.17)	$(0.38)	$(0.51)	$(1.10)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	68,887,092	68,701,043	68,884,894	66,454,750
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(35,235)	$(73,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	468	422
Stock-based compensation expense	5,513	7,483
Net accretion and amortization of investments in marketable securities	(240)	(1,909)
Changes in assets and liabilities:
Interest receivable and other current assets	42	(205)
Prepaid expenses	7,071	(6,074)
Other assets	—	1,019
Accounts payable	(1,556)	(479)
Accrued restructuring charges	(3,100)	—
Accrued liabilities	(2,872)	3,363

Net cash used in operating activities	(29,909)	(69,775)
Investing activities
Purchases of property and equipment	(21)	(289)
Purchases of marketable securities	(153,951)	(246,180)
Proceeds from maturities of marketable securities	206,278	198,881
Proceeds from sale of marketable securities	—	3,980

Net cash provided by (used in) investing activities	52,306	(43,608)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	107,746
Proceeds from issuance of common stock pursuant to equity award plans	7	104

Cash provided by financing activities	7	107,850
Net increase (decrease) in cash and cash equivalents	22,404	(5,533)

Cash and cash equivalents at beginning of period	24,869	48,995

Cash and cash equivalents at end of period	$47,273	$43,462

Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$484	$470
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

	Three and Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income(Loss)	Deficit	Equity
Balances as of December 31, 2019	68,882,459	$7	$812,133	$80	$(625,872)	$186,348
Stock-based compensation expense	—	—	1,998	—	—	1,998
Net loss	—	—	—	—	(13,088)	(13,088)
Net unrealized loss on marketable securities	—	—	—	(210)	—	(210)

Balances as of March 31, 2020	68,882,459	$7	$814,131	$(130)	$(638,960)	$175,048

Issuance of common stock upon exercise of stock options	4,633	—	7	—	—	7
Stock-based compensation expense	—	—	963	—	—	963
Net loss	—	—	—	—	(10,726)	(10,726)
Net unrealized gain on marketable securities	—	—	—	316	—	316

Balances as of June 30, 2020	68,887,092	$7	$815,101	$186	$(649,686)	$165,608

Stock-based compensation expense	—	—	2,552	—	—	2,552
Net loss	—	—	—	—	(11,421)	(11,421)
Net unrealized loss on marketable securities	—	—	—	(104)	—	(104)

Balances as of September 30, 2020	68,887,092	$7	$817,653	$82	$(661,107)	$156,635

	Three and Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2018	59,456,493	$6	$693,534	$(58)	$(523,064)	$170,418
Issuance of common stock upon exercise of stock options and incentive awards	37,550	—	97	—	—	97
Stock-based compensation expense	—	—	2,342	—	—	2,342
Issuance of common stock, net of $7,254 issuance costs	9,200,000	1	107,745	—	—	107,746
Net loss	—	—	—	—	(23,075)	(23,075)
Net unrealized gain on marketable securities	—	—	—	103	—	103

Balances as of March 31, 2019	68,694,043	$7	$803,718	$45	$(546,139)	$257,631

Issuance of common stock upon exercise of stock options and incentive awards	7,000	—	7	—	—	7
Stock-based compensation expense	—	—	2,276	—	—	2,276
Net loss	—	—	—	—	(24,038)	(24,038)
Net unrealized gain on marketable securities	—	—	—	183	—	183

Balances as of June 30, 2019	68,701,043	$7	$806,001	$228	$(570,177)	$236,059

Stock-based compensation expense	—	—	2,865	—	—	2,865
Net loss	—	—	—	—	(26,282)	(26,282)
Net unrealized loss on marketable securities	—	—	—	(51)	—	(51)

Balances as of September 30, 2019	68,701,043	$7	$808,866	$177	$(596,459)	$212,591

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
Seladelpar has been under development for the treatment of the liver diseases primary biliary cholangitis (PBC), primary sclerosing cholangitis (PSC) and nonalcoholic steatohepatitis (NASH). In the fourth quarter of 2019, all development programs for seladelpar were placed on clinical hold pending an investigation into certain
histologic findings identified by study pathologists in the Company’s Phase 2b study for seladelpar in patients with NASH. In July 2020, following the completion of the scientific investigation, the FDA lifted the clinical hold on the seladelpar program, and the Company reinitiated the development of seladelpar. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three and nine months ended September 30, 2020, the Company incurred a net loss of $11.4 million and $35.2 million, respectively. During the nine months ended September 30, 2020, the Company used $29.9 million of cash in operations. As of September 30, 2020, the Company had an accumulated deficit of $661.1 million.
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
In the fourth quarter of 2019, the Company’s clinical trials in PBC, PSC, and NASH were terminated and all development programs for seladelpar were placed on clinical hold pending further investigation and review of certain histological observations seen in NASH patients and pending additional discussions with the FDA. In parallel with this review, the Company also commenced a process to evaluate potential ways to maximize stockholder value, including possible mergers and business combinations, a sale of part or all of the Company’s assets, collaboration and licensing agreements, dissolution and liquidation of the Company’s assets, and/or continuing development of internal programs.
In the second quarter of 2020, as part of the Company’s ongoing review of seladelpar, an independent panel of expert pathologists and hepatologists convened in an in-depth
analysis of the findings and concluded unanimously that there was no clinical, biochemical, or histological evidence of seladelpar-induced liver injury in the Phase 2b NASH study. The Company discussed these findings and other matters with the FDA and submitted a complete response letter in an effort to answer outstanding FDA questions and seek approval from the FDA to lift the clinical hold. In July 2020, the Company received a response from the FDA lifting the clinical hold thereby permitting the Company to reinstate clinical development of seladelpar. Considering these developments, the Company completed its formal review of strategic options to maximize stock
holder value and made the determination to restart clinical development of seladelpar.
As of September 30, 2020, the Company had cash, cash equivalents and marketable securities totaling $161.3 million. The Company believes its cash, cash equivalents and marketable securities are sufficient to fund the Company’s operating plan into 2022. The Company’s future liquidity and capital resource needs could be impacted by numerous factors, including but not limited to, funding requirements associated with the continued development of seladelpar and other internal programs, or the incurrence of costs associated with potential collaborations or licensing arrangements. The Company has historically obtained and, expects to obtain additional financing to fund its business strategy through future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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
as filed with the SEC on March 16, 2020. The results for the nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the entire year ending December 31, 2020 or future operating periods.
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

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$42,518	$—	$—	$42,518

Total cash equivalents	42,518	—	—	42,518
Marketable securities:
U.S. and foreign commercial paper	—	31,059	—	31,059
U.S. and foreign corporate debt securities	—	25,830	—	25,830
Asset-backed securities	—	9,605	—	9,605
U.S. treasury securities	—	32,002	—	32,002
U.S. agency securities	—	15,495	—	15,495

Total marketable securities	—	113,991	—	113,991

Total assets measured at fair value	$42,518	$113,991	$—	$156,509

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,597	$—	$—	$18,597

Total cash equivalents	18,597	—	—	18,597
Marketable securities:
U.S. and foreign commercial paper	—	51,102	—	51,102
U.S. and foreign corporate debt securities	—	56,729	—	56,729
Asset-backed securities	—	39,788	—	39,788
U.S. treasury securities	—	18,457	—	18,457

Total marketable securities	—	166,076	—	166,076

Total assets measured at fair value	$18,597	$166,076	$—	$184,673

The Company estimates the fair value of its money market funds, corporate debt, asset-backed securities, commercial paper, and U.S. treasury
and
agency

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
The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 and Level 2 of the fair value hierarchy. These securities consist primarily of corporate debt, commercial paper, asset-backed securities, and U.S. treasury
and
agency

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2020:
Cash equivalents:
Money market funds	$42,518	$—	$—	$42,518

Total cash equivalents	42,518	—	—	42,518
Short-term investments:
U.S. and foreign commercial paper	31,059	—	—	31,059
U.S. and foreign corporate debt securities	25,773	57	—	25,830
Asset-backed securities	9,600	5	—	9,605
U.S. treasury securities	31,984	18	—	32,002
U.S. agency securities	15,493	2	—	15,49 5

Total short-term investments	113,909	82	—	113,991

Total marketable securities	$156,427	$82	$—	$156,509

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2019:
Cash equivalents:
Money market funds	$18,597	$—	$—	$18,597

Total cash equivalents	18,597	—		18,597
Short-term investments:
U.S. and foreign commercial paper	51,102	—	—	51,102
U.S. and foreign corporate debt securities	56,691	38	—	56,729
Asset-backed securities	39,756	33	—	39,789
U.S. treasury securities	18,447	9	—	18,456

Total short-term investments	165,996	80		166,076

Total marketable securities	$184,593	$80	$—	$184,673

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

1
1

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
Leases
The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use
assets, other accrued liabilities, and long-term portion of operating lease liabilities in the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. Operating lease right-of-use
assets and liabilities are recognized at the lease commencement date based on the net present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.
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
non-clinical
studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred, including expenses that may or may not be reimbursed under research and development funding arrangements. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid assets until the goods are received or services are rendered. Such payments are evaluated for current or long
-
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

1
2

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

1
3

Stock-Based Compensation
Employee and director stock-based compensation is measured at fair value on the grant date of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options and on an accelerated basis for stock options with performance conditions, net of estimated forfeitures. For stock options with performance conditions, the Company evaluates the probability of achieving performance conditions at each reporting date. The Company begins to recognize the expense when it is deemed probable that the performance conditions will be met. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of fair value for stock-based awards using an option-pricing model requires management to make certain assumptions regarding subjective input variables such as expected term, dividends, volatility and risk-free rate. Due to limited historical stock price data, the Company has estimated volatility considering both the Company’s historical stock price volatility and that of a selected peer group of comparable publicly traded companies. During the second quarter of 2020, the Company determined its historical stock price data was sufficient to exclusively estimate volatility for awards granted during the
three months ended June 30, 2020
 and thereafter
. The change in estimate did not have a material impact on the Company’s estimated fair value of its awards. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s results of operations.
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
Income Taxes
On March 27, 2020, the president signed into law the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, an economic stimulus package in response to the
COVID-19
global pandemic and the Families First Coronavirus Response Act, or FFCR Act, which permits employees of certain organizations paid sick time stemming from
COVID-19-related
issues. The CARES Act contains several corporate income tax provisions, including making remaining alternative minimum tax (AMT) credits immediately refundable; providing a
5-year
carryback of net operating losses (NOLs) generated in tax years 2018, 2019, and 2020, and removing the 80% taxable income limitation on utilization of those NOLs if carried back to prior tax years or utilized in tax years beginning before 2021; and temporarily liberalizing the interest deductibility rules under Section 163(j) of the CARES Act, by raising the adjusted taxable income limitation from 30% to 50% for tax years 2019 and 2020 and giving taxpayers the election of using 2019 adjusted taxable income for purposes of computing 2020 interest deductibility. The Company has an immaterial amount of refundable AMT credits that will be fully refundable through the CARES Act but does not expect to generate additional income tax refunds from the NOL carryback provision.
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

1
4

In all periods presented, the Company’s outstanding stock options were excluded from the calculation of diluted net loss per share because their effects were antidilutive. The following table presents the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss allocated to common stock-basic and diluted	$(11,421)	$(26,282)	$(35,235)	$(73,395)
Denominator:
Weighted average number of common stock shares outstanding - basic and diluted	68,887,092	68,701,043	68,884,894	66,454,750
Net loss per share - basic and diluted:	$(0.17)	$(0.38)	$(0.51)	$(1.10)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock options	8,126	7,949	8,126	7,949
Incentive awards	101	127	101	127

Total	8,227	8,076	8,227	8,076

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

1
5

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
3. Other Accrued Liabilities
Other accrued liabilities consist of (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation	$2,392	$2,013
Accrued professional fees and other	839	302
Operating lease liability	462	407

Total other accrued liabilities	$3,693	$2,722

4. Accrued Restructuring
In December 2019, the Company commenced a reorganization plan to reduce its operating costs and better align its workforce with the needs of its business following the Company’s November 25, 2019 announcement that it had halted clinical development of seladelpar. As of September 30, 2020, and December 31, 2019, the restructuring liability is included in current liabilities on the condensed consolidated balance sheet
.
Restructuring charges incurred to date under this plan primarily consisted of employee termination benefits and contract termination costs associated with nonrefundable prepayments and exit fees relating to third-party manufacturers that the Company

1
6

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
The following table summarizes the accrued restructuring liabilities and utilization by cost type associated with the restructuring activities during the three and nine months ended September 30, 2020 (in thousands):

	Termination Benefits	Contract Termination Costs	Total
Balances as of December 31, 2019	$2,780	$413	$3,193
Restructuring charges	23	—	23
Reductions for cash payments	(1,499)	—	(1,499)

Balances as of March 31, 2020	1,304	413	1,717
Restructuring charges	(377)	—	(377)
Reductions for cash payments	(461)	—	(461)

Balances as of June 30, 2020	466	413	879
Restructuring charges	(174)	(41 3)	(587)
Reductions for cash payments	(199)	—	(199)

Balances as of September 30, 2020	$93	$—	$93

In the three and nine months ended September 30, 2020, the Company adjusted restructuring charges by $0.2 million and $0.5 million, respectively, to reverse a portion of severance liabilities associated with severance benefits that were forfeited by certain executives pursuant to the terms of their respective employment agreements.

In the three months ended September 30, 2020, the Company reversed $0.4 million of contract termination costs resulting from an arrangement between the Company and the vendor to waive these costs.
In addition to the activity in the above table, the Company also recognized in restructuring charges zero and $48,000 pertaining to nonrefundable prepaid research and development costs for clinical trial materials no longer expected be delivered for the three and nine months ended September 30, 2020. The Company also recorded zero and $0.2 million in non-cash,
stock-based compensation associated with the acceleration of stock options of a departed executive for the three and nine months ended September 30, 2020.
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
d
Product(s) from the Company in the event that the Company elects to seek a third
-
party corporate partner for the research, development, promotion, and/or commercialization of such PPAR
d
Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPAR
d
Products. No amounts were incurred or accrued for this agreement as of and for the three and nine months ended September 30, 2020 and 2019.
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

1
7

DiaTex, Inc.
In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how
(the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license
the covered IP. The license agreement contains a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products containing arhalofenate. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone. No development payments were made or became due as of and for the three and nine months ended September 30, 2020 and 2019 and no royalties have been paid to date.
6. Leases
The Company has one material operating lease pertaining to 17,698 square feet of corporate office space in Newark, California pursuant to a lease agreement that commenced January 16, 2014 and was amended on April 16, 2018. As of September 30, 2020, the Company’s lease portfolio had a weighted average remaining term of 3.3 years, with an option to extend for an additional 5 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use
assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.
The Company cannot determine the implicit rate in its lease, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used an incremental borrowing rate as of the date of adoption for leases that commenced prior to January 1, 2019. The weighted average discount rate for the Company’s lease portfolio at September 30, 2020 was 12.6%.
The Company incurred
rent expense
 of $
0.1
 million and $
0.4
 million for the
three
and
nine
months ended September
30,
2020,
respectively, and $
0.2
 million and $
0.4
 million for the
three
and
nine
months ended September
30,
2019,
respectively, that are included in operating expenses in the condensed consolidated statements of operations
and comprehensive
loss
in relation to its operating lease, a portion of which was variable rent expense and not included within the measurement of the Company’s operating right-of-use
assets and lease liabilities. The variable rent expense consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease
components. Short-term lease costs were not material. As of September
30,
2020,
the Company’s operating lease
right-of-use
asset totaled $
0.3
 million, and the operating lease liability totaled $
1.9
 million. The short-term portion of the operating lease liability was $
0.5
 million and is contained within other accrued liabilities on the balance sheet, with the remaining $
1.4
 million liability reported on the balance sheet as long-term portion of operating lease liability.

Total cash paid for operating leases for the three and nine months ended September 30, 2020 was $0.2 million and $0.5 million, respectively.
As of September 30, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Lease
Payments
Year ending December 31,
2020 (October through December)	$163
2021	667
2022	686
2023	707
2024	30

Total undiscounted future minimum lease payments	$2,253
Less: imputed interest	402

Total operating lease liability	$1,851
Less: current portion of operating lease liability (included in other accrued liabilities)	462

Long-term portion of lease liability	$1,389

1
8

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
8. Stock Plan and Stock-Based Compensation
Stock Plan
As permitted under the provisions of the Company’s 2013 Equity Incentive Plan (2013 Plan), the Board of Directors reduced the
January 1,

2020

automatic increase in the share reserve to
zero
shares; accordingly,
no
new shares became available for issuance on January
1,
2020
. As of September
30,
2020,
there were
911,359
shares available for grant under the
2013
Plan.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$1,055	$1,504	$2,163	$3,602
General and administrative	1,497	1,361	3,161	3,881
Restructuring charges	—	—	189	—

Total stock-based compensation expense	$2,552	$2,865	$5,513	$7,483

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.
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
and are statements regarding our current expectation, belief or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding our expectations with respect to the following: our business and scientific strategies; the progress of our product development programs, including our plans to resume clinical testing, and the timing of results thereof; regulatory submissions and approvals; the impact of the
COVID-19
pandemic on our company and operations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements for many reasons. Factors that might cause such a difference include those discussed under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form
10-Q.
These and many other factors could affect our future financial and operating results. Further, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form
10-Q,
and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. We undertake no obligation to update any statements to reflect events after the date of this Quarterly Report.
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
Data from our Phase 2 High Dose and our Phase 2 Low Dose studies of seladelpar in patients with PBC have established seladelpar’s anti-cholestatic and anti-inflammatory effects. Data from the Phase 2 Low Dose study that continued showed sustained anti-cholestatic and anti-inflammatory effects with no worsening of pruritus through 52 weeks. In the study, eligible PBC patients with either an inadequate response or intolerance to ursodeoxycholic acid (UDCA) were randomized to daily seladelpar at 5 or 10 mg. After 12 weeks, patients on 5 mg could escalate to 10 mg if their alkaline phosphatase (ALP) treatment goal was not met (5/10 mg group). The primary efficacy outcome was the ALP % change from baseline. At 52 weeks, the mean decreases in ALP were
-47%
and
-46%
in the 5/10 and 10 mg groups, respectively. A key secondary outcome was the composite response measured at week 52, where a responder was defined as a patient with ALP <1.67 x ULN,
≥
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
Nonalcoholic Steatohepatitis (NASH)
In February 2019, we completed enrollment of a placebo-controlled Phase 2b proof-of-concept
study to evaluate seladelpar at three doses in biopsy-proven NASH. The primary efficacy outcome was the change from baseline in liver fat content at 12 weeks measured by magnetic resonance imaging using the proton density fat fraction method
(MRI-PDFF).
The study also included pathology assessments of liver biopsy samples at baseline and at 52 weeks to examine the potential of seladelpar treatment to resolve NASH and/or decrease fibrosis. In preclinical studies, seladelpar was found to reverse NASH pathology, decrease fibrosis, inflammation, hepatic lipids and reverse insulin resistance in the foz/foz
 mouse which is a diabetic obese model of NASH.
Primary Sclerosing Cholangitis (PSC)
In June 2019, we initiated a Phase 2 randomized, placebo-controlled, dose-ranging study of seladelpar in patients with PSC to enroll approximately 100 patients at 60 sites globally. Seladelpar at doses of 5, 10, and 25 mg once daily was to be studied versus placebo in a 1:1:1:1 randomization. The primary efficacy outcome was to be the relative change in alkaline phosphatase (ALP) from baseline at 24 weeks.
Recent Developments in the Seladelpar Program
In November 2019, the Phase 2b study of seladelpar in subjects with NASH and the Phase 2 study of seladelpar in patients with PSC were terminated due to histological findings identified by study pathologists during the evaluation of planned liver biopsies in the NASH study. In December 2019, the ongoing studies of seladelpar in subjects with PBC were also terminated and all development programs for seladelpar were placed on clinical hold. In May 2020, we announced completion of an independent expert panel review into the findings from our NASH Phase 2b study. The eight-person panel included three hepatopathologists and five hepatologists with expertise in drug-induced liver injury, NASH and PBC. The panel unanimously concluded that the data, in aggregate, did not support liver injury related to seladelpar. The panel also unanimously supported lifting the clinical hold and re-initiation
of clinical development. In June 2020, we discussed the data, the panel’s conclusions, and other matters with the FDA and submitted a complete response letter to answer outstanding FDA questions and seek approval from the FDA to lift the clinical hold. In July 2020, we received a response from the FDA lifting the clinical hold, thereby permitting us to reinstate clinical development of seladelpar.
In August 2020, we announced positive results from ENHANCE, a phase 3 study, which demonstrated seladelpar appeared to be safe, well-tolerated, and efficacious in patients with PBC. ENHANCE was a double-blind, placebo-controlled, global study that randomized 265 patients to placebo, 5 mg of seladelpar, or 10 mg of seladelpar once daily. Although the study was terminated prior to the completion of the
52-week
treatment period, the statistical analysis plan was amended while the study remained blinded to adjust for evaluation of the primary and two key secondary endpoints at week 12 rather than week 52. Topline data for patients through 12 and to 26 weeks showed robust anti-cholestatic, anti-inflammatory and anti-pruritic activity of seladelpar. Specifically, 78.2% of patients on 10 mg of seladelpar compared with 12.5% on placebo achieved the primary composite outcome after 3 months (p<0.0001), and 27.3% of patients on 10 mg of seladelpar compared with 0% on placebo normalized ALP by 3 months (p<0.0001). In addition, the study revealed statistically significant improvement in pruritus at 3 months (p<0.05) for patients with moderate-to-severe
itch treated with seladelpar 10 mg versus placebo.

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
outbreak a pandemic. To date, our operations, financial condition and liquidity have not been significantly impacted by the
COVID-19
outbreak. However, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the first quarter of 2020. As a result of the
COVID-19
pandemic, we may experience future disruptions that could impact aspects of our business, including our progress towards the initiation and completion of certain clinical studies, and other associated drug development activities. Possible disruptions are currently difficult to foresee. We continue to monitor areas of potential risk, which include but are not limited to the following:

•
Remote workforce operations
—To date, our workforce has adapted to remotely working to maintain operations. Our increased reliance on personnel working from home could potentially negatively impact future productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, remote operations could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which may result in increased costs to us.

•
Clinical trial and drug manufacturing operations
— In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the United States and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors are adapting to
COVID-19
related travel restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward completion of our existing clinical trials. However, in the future, as we look to restart the clinical development of seladelpar and initiate other programs, our research and development employees and contractors may not be able to sufficiently access their applicable work facilities as a result of continued facility closure orders and the possibility that governmental authorities might further modify such restrictions. Furthermore, patients we expect to enroll in our future clinical trials may also be impacted by any ongoing travel and facility access restrictions. Although we and our contractors continue to plan for and develop pandemic-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact that travel and facility access restrictions (or other unanticipated impediments) may have on our ability to execute our research and development activities in a timely and cost effective manner.

•
Drug regulator interactions
—The FDA and comparable foreign regulatory agencies may experience operational interruptions or delays, which could impact timelines for regulatory meetings, submissions, trial initiations, and regulatory approvals.

•
Financial reporting and compliance
—To date, there has been no adverse impact on our ability to maintain our established financial reporting functions and internal controls over financial reporting. However, our ability to prepare our financial results timely and accurately is partially dependent upon the availability of third-party information systems and other cloud-based services. Any degradation in the quality or timeliness of critical third-party information or cloud-based services could adversely impact our financial reporting capabilities.

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

Results of Operations
General
As of September 30, 2020, we had an accumulated deficit of $661.1 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. While we have generated revenue from a past license arrangement, we will not generate any future revenue from that license agreement. Further, our product candidates are at various stages of development and will require additional work before they can be licensed or commercialized. As stated above, the FDA placed the seladelpar program on clinical hold from December 2019 until early July 2020 during which time we significantly reduced our operating expenses. We reinitiated development of seladelpar and we will continue to evaluate other development opportunities. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Our results of operations for the three and nine months ended September 30, 2020 and 2019 are presented below (in thousands):

	Three Months Ended September 30,		Change Q3	Nine Months Ended September 30,		Change Q3 YTD
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
($ in thousands)
Operating expenses:
Research and development	$7,743	$23,193	$(15,450)	$25,194	$62,900	$(37,706)
General and administrative	4,494	$4,514	(20)	12,239	$14,706	(2,467)
Restructuring charges	(587)	—	(587)	(704)	—	(704)

Total operating expenses	11,650	27,707	(16,057)	36,729	77,606	(40,877)

Loss from operations	(11,650)	(27,707)	16,057	(36,729)	(77,606)	40,877
Other income:
Interest income	229	1,425	(1,196)	1,494	4,211	(2,717)

Total other income	229	1,425	(1,196)	1,494	4,211	(2,717)

Net loss	$(11,421)	$(26,282)	$14,861	$(35,235)	$(73,395)	$38,160

Operating Expenses
Operating expenses consist of research and development and general and administrative expenses as presented in the table below (in thousands):

	Three Months Ended September 30,		Change Q3	Nine Months Ended September 30,		Change Q3 YTD
	2020	2019	2020 vs 2019	2020	2019	2020 vs 2019
Operating expenses:
Research and development	$7,743	$23,193	$(15,450)	$25,194	$62,900	$(37,706)
General and administrative	4,494	4,514	(20)	12,239	14,706	(2,467)
Restructuring charges	(587)	—	(587)	(704)	—	(704)

Total operating expenses	$11,650	$27,707	$(16,057)	$36,729	$77,606	$(40,877)

Research & Development Expenses
Conducting research and development is central to our business model. We began to restart clinical development of seladelpar beginning in the three months ended September 30, 2020, following the FDA’s July 2020 decision to lift the clinical hold on seladelpar. While this will increase our research & development expense in the future, we expect that our overall research and development expenses for the year ending December 31, 2020 will be lower compared to prior year due to the impact of our cost containment efforts undertaken in the first half of 2020, while the seladelpar program was on clinical hold.

For the three and nine months ended September 30, 2020 research and development expenses were $7.7 million and $25.2 million, respectively, and $23.2 million and $62.9 million, respectively, for the three and nine months ended September 30, 2019. Research and development expenses are detailed in the table below (in thousands):

	Three Months Ended September 30,		Change Q3 2020 vs 2019	Nine Months Ended September 30,		Change Q3 YTD 2020 vs 2019
	2020	2019		2020	2019
Project costs:
Seladelpar PBC clinical studies	$2,279	$8,920	$(6,641)	$11,005	$27,718	$(16,713)
Seladelpar NASH clinical studies	138	2,635	(2,497)	1,607	7,993	(6,386)
Seladelpar PSC clinical studies	(36)	1,288	(1,324)	218	2,264	(2,046)
Seladelpar drug manufacturing & development	630	3,607	(2,977)	1,010	7,014	(6,004)
Seladelpar other studies	170	530	(360)	520	2,072	(1,552)
Non-seladelpar studies	854	14	840	1,667	284	1,383

Total project costs	4,035	16,994	(12,959)	16,027	47,345	(31,318)
Internal research and development costs	3,708	6,199	(2,491)	9,167	15,555	(6,388)

Total research and development	$7,743	$23,193	$(15,450)	$25,194	$62,900	$(37,706)

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.
Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.
Comparison of the three and nine months ended September 30, 2020 and 2019
Research and development expenses declined primarily due to lower project costs. Total project costs decreased by $13.0 million to $4.0 million from $17.0 million for the three months ended September 30, 2020 and 2019, respectively. Total project costs decreased by $31.3 million to $16.0 million from $47.3 million for the nine months ended September 30, 2020 and 2019, respectively. Project costs for the three and nine months ended September 30, 2020 and 2019 consisted primarily of seladelpar-related clinical trial expenses. These decreases were driven by the decision in the fourth quarter of 2019 to shut down our seladelpar clinical trials and place the development program on clinical hold. Internal research and development costs were lower in the three and nine months ended September 30, 2020 primarily due to lower employee compensation incurred as a result of our December 2019 reduction-in-force.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.
Comparison of the three and nine months ended September 30, 2020 and 2019
General and administrative expenses remained flat at $4.5 million when comparing the three months ended September 30, 2020 and 2019. General and administrative expenses decreased by $2.5 million to $12.2 million from $14.7 million for the nine months ended September 30, 2020 and 2019, respectively. General and administrative costs were lower in the nine months ended September 30, 2020 primarily due to lower employee compensation and other administrative expenses incurred as a result of our December 2019 reduction-in-force.
Restructuring Charges
In December 2019, we announced a restructuring plan to reduce our workforce by approximately 60%. This reduction in workforce was primarily due to results from our Phase 2b clinical trials from our studies of seladelpar in NASH. Cumulatively, we have incurred in aggregate $4.4 million of restructuring charges as of September 30, 2020.

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
In the fourth quarter of 2019, we substantially completed the reduction in force and incurred no material restructuring charges in the first quarter of 2020. In the second quarter of 2020, we reduced restructuring charges by $0.4 million to reverse a portion of previously accrued restructuring liabilities associated with severance benefits that were forfeited by certain executives pursuant to the terms of their respective employment agreements. These expense reversals were offset in part by a $0.2 million non-cash
charge for stock-based compensation associated with the acceleration of stock options of a departed executive. In the third quarter of 2020, we reduced restructuring charges by$0.4 million as a result of contract termination costs which were forgiven as part of an agreement with a vendor.
Substantially all of the cash payments to be made under the restructuring plan are expected to be paid out by the end of 2020.
Other Income
Other income consists of interest income from our marketable securities.
Comparison of the three and nine months ended September 30, 2020 and 2019
Interest income decreased by $1.2 million to $0.2 million from $1.4 million for the three months ended September 30, 2020 and 2019, respectively. Interest income decreased by $2.7 million to $1.5 million from $4.2 million for the nine months ended September 30, 2020 and 2019, respectively. These decreases in interest income were driven primarily by lower prevailing interest rates and a more conservative investment portfolio balance compared to the prior year periods.
Liquidity and Capital Resources
We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. As of September 30, 2020, cash, cash equivalents and marketable securities totaled $161.3 million, compared to $190.9 million at December 31, 2019. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including deposits, money market funds, corporate debt, commercial paper, asset-backed securities, and U.S. treasury securities investments. We invest cash in excess of immediate requirements with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk. We believe these funds are sufficient to fund our current operating plan into 2022.
In July 2020, we filed a $200 million registration statement on Form
S-3
with the SEC and entered into an
at-the-market
facility (ATM) to sell up to $75 million of common stock under the registration statement. To date, we have not sold any shares of common stock under the ATM.
Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(29,909)	$(69,775)
Net cash provided by (used in) investing activities	52,306	(43,608)
Cash provided by financing activities	7	107,850

Net increase (decrease) in cash and cash equivalents	$22,404	$(5,533)

Operating Activities
: Net cash used in operating activities for the nine months ended September 30, 2020 decreased by $39.9 million to $29.9 million as compared to $69.8 million for the same period in the prior year, primarily due to a $38.2 million decrease in our net loss to $35.2 million from $73.4 million in the prior year period as a result of our scaled-down operations following the placement of a clinical hold on our seladelpar development program. This effect was also impacted by changes in our working capital.

Investing Activities:
Net cash provided by investing activities was $52.3 million for the nine months ended September 30, 2020 compared to net cash used in investing activities of $43.6 million for the same period in the prior year, primarily due to the timing of our investments in marketable securities.
Financing Activities:
Cash provided by financing activities was $7,000 for the nine months ended September 30, 2020 compared to $107.9 million for the same period in the prior year. Cash provided from financing activities was higher in the prior year period primarily due to the completion of our $107.7 million March 2019 public offering of our common stock.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of September 30, 2020 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of September 30, 2020.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the
COVID-19
pandemic. We are continually monitoring and assessing the
COVID-19
situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
COVID-19
pandemic.
On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus causing the disease
COVID-19
a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. While the
COVID-19
pandemic did not materially adversely affect our business operations in the three months ended September 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. As a result of the
COVID-19
pandemic, we may experience disruptions that could impact aspects of our business, including our progress towards the completion of certain clinical studies, our efforts to reinitiate the clinical development of seladelpar, including expanding our employee base as we begin efforts to restart our clinical development programs, and other associated drug development activities. Possible disruptions are currently difficult to foresee and include, but are not limited to, potential risk areas as noted below:

•
We are currently completing the shutdown of several clinical trials in geographies that are affected by the
COVID-19
pandemic and we are in the early planning stages of restarting clinical development of seladelpar. While we have not experienced significant impacts to our clinical activities through September 30, 2020, we believe that the
COVID-19
pandemic could potentially have an impact on various aspects of our clinical activities in the future. For example, our employees, representatives from our clinical research organization partners, and study investigators may be unable to efficiently collaborate to conduct investigator site activities in-person
at the sites (as per standard practice) and may be required to delay, or alter their approach to complete this work due to diversion of resources at clinical sites or continued government-imposed limitations on travel. Furthermore, such restrictions could impact the rate of patient enrollment in any new clinical studies and the ability to efficiently treat such patients at investigator sites. Lastly, our employees and representatives from our contract manufacturing organizations may experience unanticipated challenges producing and distributing sufficient quantities of clinical drug supplies for use in our clinical trials.

•
We have closed our corporate office and requested that most of our personnel, including all of our administrative employees, work remotely, and restricted on-site
staff to only those personnel and contractors who must perform essential activities that must be completed on-site.
The
COVID-19
pandemic could disrupt our ability to secure supplies for our operations. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.

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

•
The United States Foot and Drug Administration (FDA), comparable foreign regulatory agencies, and ethics boards may experience operational interruptions or delays, which could impact timelines for regulatory meetings, submissions, trial initiations, and regulatory approvals.

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
We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of September 30, 2020, we had cash, cash equivalents and marketable securities of approximately $161.3 million. We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.
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
In May 2016, we announced results of a High Dose Phase 2 clinical study of seladelpar in patients with PBC. During the course of this trial three cases of asymptomatic, reversible transaminase elevations occurred, and we made the decision to discontinue the study early after review of safety and efficacy data demonstrated a need for further dose reduction to optimize clinical safety and efficacy. In November 2019, due to histologic observations in our NASH clinical trial, the NASH and PSC clinical trials were terminated and programs and the PBC program was placed on hold. In December 2019 the PBC clinical trials were terminated, pending further analysis of data from the NASH trial and further discussions with the FDA. This course of action terminated, or put on hold, substantially all of our active development programs. Although in June 2020 we shared data and conclusions from an expert panel with the FDA, and in July 2020 the FDA lifted the clinical hold, this process substantially delayed the development of seladelpar. The emergence of adverse events (AEs) and histological observations in subsequent seladelpar clinical trials could prevent us from further developing seladelpar or could result in the denial of regulatory approval.
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
Even if our product candidates receive regulatory approval, the products may not gain market acceptance among physicians, patients, health care payors and the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for commercial success. The degree of market acceptance of any of our approved products will depend upon a number of factors, including:

•	the efficacy and safety, as demonstrated in clinical studies;

•	the risk/benefit profile of our product candidates;

•	the prevalence and severity of any side effects;

•	the clinical indications for which the product is approved;

•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;

•	the potential and perceived advantages of product candidates over alternative treatments;

•	the safety of product candidates seen in a broader patient group, including if physicians prescribe our products for uses outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the timing of market introduction of competitive products;

•	the availability of coverage and adequate reimbursement by third-party payors and government authorities;

•	relative convenience and ease of administration; and

•	the effectiveness of our or our partners’ sales, marketing and distribution efforts.
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

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;

•	regulatory authorities may not find the data from nonclinical studies and clinical studies sufficient or may differ in the interpretation of the data;

•	regulatory authorities may require additional nonclinical or clinical studies;

•	the FDA or foreign regulatory authority might not approve our third-party manufacturers’ processes or facilities for clinical or commercial product;

•	the FDA or foreign regulatory authority may change its approval policies or adopt new regulations;

•	the FDA or foreign regulatory authority may disagree with the design or implementation of our clinical studies;

•	the FDA or foreign regulatory authority may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different from that in the United States;

•	the results of clinical studies may not meet the level of statistical significance required by the FDA or foreign regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and

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

If we, or our third-party contractors, fail to comply with applicable regulatory requirements following approval of our product candidate, a regulatory agency may:

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
Health care professionals and third-party payors play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with healthcare professionals, third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the federal false statements statute, the federal transparency requirements under the PPACA, commonly referred to as the Physician Payments Sunshine Act, and analogous state laws and regulations, such as state anti-kickback and false claims laws.

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

•	the lack of qualified backup suppliers for those materials that are currently purchased from a sole or single source supplier;

•	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

•	disruption of the distribution of chemical and clinical supplies between the E.U. and the U.K. due to Brexit;

•	carrier disruptions or increased costs that are beyond our control; and

•	the failure to deliver our products under specified storage conditions and in a timely manner.
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
We are highly dependent on principal members of our executive team. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities, competitors and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. As a result of the FDA’s July 2020 lifting of the clinical hold on the development programs for seladelpar, we are in the process of restaffing, and have an enhanced and substantial need to attract and retain personnel. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace the loss of services of any executive or key employee, it may adversely affect the progress of our research, development and commercialization objectives.
In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be engaged by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us, which could also adversely affect the progress of our research, development and commercialization objectives.
As we strive to restart our clinical and drug development operations, we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As we continue to restart our clinical development programs as a result of the FDA’s lift of our clinical hold on the development programs for seladelpar, we are expanding our employee base to increase our managerial, clinical, scientific, and other operational teams. Such growth imposes additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a greater amount of attention away from our day-to-day
activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among current employees. Our expected growth could require greater capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to create value and/or generate revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize seladelpar and other potential product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
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
Significant additional capital may be needed in the future to continue our product development efforts, in particular clinical trial, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of September 30, 2020 was 911,359 shares.
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

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 26, 2020, SEC File No. 001-36500).

3.3	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1, 3.2, and 3.3.

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial and Accounting Officer) pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL, tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial Officer)

Date:	November 5, 2020