Form 10-K
period 2020-12-31
CymaBay Therapeutics, Inc.
filed 2021-03-25
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2020, was $238,474,701. This excludes 425,196 shares of the registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June 30, 2020. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding as of February 28, 2021, was 68,946,092.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part III, Items
10-14
of this Annual Report on Form
10-K.

CYMABAY THERAPEUTICS, INC.
ANNUAL REPORT ON FORM
10-K
For the Year Ended December 31, 2020

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
RISK FACTOR SUMMARY
We are subject to a number of risks that if realized could materially harm our business, prospects, operating results, and financial condition. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A of this Form
10-K
“Risk Factors.” Please carefully consider all of the information in this Form
10-K,
including the full set of risks set forth in the “Risk Factors” section, and in our other filings with the SEC before making an investment decision regarding CymaBay.
Risks Related to the
COVID-19
Pandemic

•
Our business may be adversely affected by the effects of the
COVID-19
pandemic, including those impacting our ability to enroll and conduct critical clinical trials such as RESPONSE, as well as impacts to our other development efforts, administrative personnel and third-party service providers.

Risks Related to Our Financial Condition and Capital Requirements

•
We have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. In the event we do not successfully raise sufficient funds to finance our product development activities, we will curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether.

•
Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize product candidates, including most importantly, seladelpar.

•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to Clinical Development and Regulatory Approval

•	Drug development and obtaining and maintaining regulatory approval for drug products is costly, time-consuming, and highly uncertain.

•	Serious complications or side effects in connection with the use or development of our product candidates could lead to delay or discontinuation of development of our product candidates.
Risks Related to Our Reliance on Third Parties

•
Our manufacturing partners and other service providers, including CROs managing our clinical trials, may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and future products.

Commercialization Risks

•
We have never successfully commercialized a product. If any of our product candidates receive marketing approval, they may nonetheless be unable to gain sufficient market acceptance by physicians, patients, health care payors and others in the medical community.

•	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

•
The commercial success of our products is subject to significant competition from products or product candidates that may be superior to, or more cost effective than, our products or product candidates.

Intellectual Property Risks

•	We may not be able to protect the confidentiality of our trade secrets, and our patents or other means of defending our intellectual property may be insufficient to protect our proprietary rights.

•
Patents or proprietary rights of others may restrict our development, manufacturing, and/or commercialization efforts and subject us to litigation and other proceedings that could find us liable for damages.

Other Risks Factors – Risks Related to Employees, Information Technology, and Our Common Stock

•	Our business is dependent on our key personnel and will be harmed if we cannot recruit and retain leaders in our development, administrative, and commercial organizations.

•	Significant disruptions of information technology systems or breaches of data security could adversely affect our business.

•
Changes in and failures to comply with United States and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and consolidated financial performance.

•	Our stock price is extremely volatile.
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
), a nuclear receptor that regulates genes directly or indirectly involved in the synthesis of bile acids/sterols, metabolism of lipids and glucose, inflammation and fibrosis. We have been developing seladelpar for the treatment of liver diseases including:

•	primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver resulting in impaired bile flow (cholestasis) and inflammation; and

•
nonalcoholic steatohepatitis (NASH), a prevalent and serious chronic liver disease caused by excessive fat accumulation in the liver that results in inflammation and cellular injury that can progress to fibrosis and cirrhosis, and potentially liver failure and death.

We reported net losses of approximately $51.0 million, $102.8 million, and $72.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, we had cash, cash equivalents and marketable securities totaling $146.3 million, which we believe is sufficient to fund our current operating plan into mid-2022.
Strategy
Our goal is to become a leading biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. Key elements of our strategy are to:

•	Advance clinical development of seladelpar for patients with PBC,

•	Strengthen our patent portfolio and other means of protecting exclusivity, and

•	Develop other product candidates.
Recent Events
We are currently in the process of commencing enrollment of a global, Phase 3 registration study (RESPONSE) to evaluate seladelpar in patients with PBC and recently enrolled our first subject in a global long-term safety study (ASSURE) to evaluate seladelpar in patients with PBC.
CymaBay Pipeline Overview
Our pipeline includes three clinical stage product candidates: seladelpar (a PPAR
d
agonist),
MBX-2982
(a GPR119 agonist) and
CB-0406
(a PPAR
g
non-agonist
ligand). We also have one preclinical stage product candidate,
CB-001
(a GPR120 agonist).

Product Candidates	Disease/condition	Status	Description
Seladelpar (PPAR d agonist)	Primary Biliary Cholangitis (PBC)	Phase 3	Ongoing 52-week Phase 3 study to evaluate seladelpar in PBC patients with inadequate response or intolerance to ursodeoxycholic acid (UDCA) (RESPONSE)
Seladelpar (PPAR d agonist)	Nonalcoholic Steatohepatitis (NASH)	Phase 2b	Completed 52-week Phase 2b study to evaluate safety, tolerability, and effect of seladelpar in patients with NASH
MBX-2982 (GPR119 agonist)	Hypoglycemia in Type 1 Diabetics	Phase 2a	Commencing proof-of-pharmacology Phase 2a study*
CB-0406 (PPAR g non-agonist ligand)	Inflammation	Phase 1	Undisclosed indication(s)
CB-001 (GPR120 agonist)	Inflammation	Preclinical	Undisclosed indication(s)

*	Being conducted and funded by third parties (see MBX-2982 section below)

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
lipoprotein
(LDL-C)
and triglycerides (TGs). Results from our Phase 2 clinical study of seladelpar in patients with mixed dyslipidemia established effects that we believe have the potential to benefit patients affected with PBC and other conditions. These benefits include:

•	Lowered LDL-C and total cholesterol, and raised high-density-lipoprotein (HDL-C),

•	Decreased triglycerides and free fatty acids,

•	Decreases in high-sensitivity C-reactive protein (hs-CRP), a marker of inflammation, and

•	Significant reductions in alkaline phosphatase (ALP) and gamma-glutamyl transferase (GGT).
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
To date, we have completed
six-month
and twelve-month toxicity studies of seladelpar in rats and monkeys, respectively, as well as two-year
carcinogenicity studies in mice and rats. In addition, we have completed multiple Phase 1 clinical studies and three Phase 2 and one Phase 3 clinical study (ENHANCE) of seladelpar in PBC. In addition, we are in the process of commencing a second Phase 3 study (RESPONSE) with seladelpar. We believe that the data from the Phase 2 studies and the ENHANCE Phase 3 study established seladelpar’s anti-cholestatic and anti-inflammatory effects and identified a dose that has the potential to offer patients improved efficacy and better tolerability over the only approved second-line treatment available today. Those studies showed reductions in markers of cholestasis including ALP and GGT, and showed that seladelpar also improved inflammatory and metabolic markers with patients experiencing decreases in levels of transaminases, hs-CRP,
and
LDL-C.
Many PBC patients suffer from pruritus, or itching, which can significantly impact their quality of life. Based on data from our Phase 2 and Phase 3 studies, and unlike the only approved second-line treatment currently available, we believe that seladelpar may reduce the incidence of pruritus in PBC patients.
Target Indications for Seladelpar
We are actively pursuing PBC as our initial launch indication for seladelpar. Other indications, such as NASH, will be pursued opportunistically. Following is a review of PBC and NASH and our development progress in each indication.
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

PBC primarily affects an estimated one in 1,000 women over the age of 40. Due to its low prevalence, PBC has been recognized as an orphan disease in the U.S. and E.U., meeting their respective FDA and EMA orphan designation criteria. Diagnosis of PBC is confirmed by elevated serum alkaline phosphatase (ALP) presence and/or magnitude of antimitochondrial antibody (AMA presence), and liver biopsies, although biopsies are no longer required for diagnosis in most patients.
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
Retrospective analyses of PBC clinical outcomes data have shown that elevated levels of ALP and bilirubin are associated with worsened clinical outcomes including liver transplantation and death associated with PBC. These analyses supported the use of ALP and bilirubin as elements of a clinical surrogate reasonably likely to predict outcomes that was used for the approval of obeticholic acid as a second line therapy for PBC.
Competition/Industry
We face competition from pharmaceutical and biotechnology companies. The
FDA-approved
treatments for PBC are ursodeoxycholic acid (UDCA), also known as ursodiol, a generic drug, and obeticholic acid (Ocaliva
®
, marketed by Intercept Pharmaceuticals, Inc). UDCA is a natural bile acid that decreases serum levels of ALP, bilirubin, alanine transferase, aspartate aminotransferase, cholesterol, and immunoglobulin M, which are all elevated in patients with PBC and can serve as biochemical markers of disease. Ocaliva
®
is a synthetic bile acid analog that binds to and activates the farnesoid X receptor, or FXR, and received orphan designations in the U.S. and the E.U. Elafibranor (Genfit S.A.) is a mixed PPAR
a
/
d
agonist in development for patients with PBC. In April 2019, Genfit announced elafibranor had been granted Breakthrough Therapy Designation by the FDA for the treatment of PBC. In December 2018, Genfit announced Phase 2 results from a Phase 2 study of elafibranor in PBC and in September 2020, announced the commencement of a Phase 3 study of elafibranor in PBC. Saroglitazar (Zydus Cadila) is a dual PPAR
a
/
g
agonist in development for patients with PBC. In November 2020, Zydus presented data from a Phase 2 study evaluating saroglitazar in patients with PBC at the annual meeting of the American Association for the Study of Liver Diseases and in December 2020, Zydus announced saroglitazar had received Fast Track Designation from the FDA for the treatment of PBC and in January 2021 it received Orphan Drug Designation for PBC from the FDA. Phase 2 study data in patients with PBC has been reported for the selective NOX inhibitor GKT137831 (Calliditas) along with the announced intention to conduct a Phase 2/3 study in the second half of 2021.
Studies of Seladelpar in PBC
RESPONSE (Phase 3)
We are currently in the process of commencing enrollment in a global, Phase 3 registration study (RESPONSE) to evaluate seladelpar in patients with PBC. The Phase 3 study is a
52-week,
double blind, placebo-controlled, randomized, global, registration study evaluating the safety and efficacy of seladelpar in patients with PBC. The study is intended to enroll 180 patients, who have an inadequate response to, or intolerance to, ursodeoxycholic acid, in a 2:1 randomization to oral, once daily seladelpar 10 mg or placebo. The primary outcome measure will be the composite biochemical responder rate at 52 weeks. A responder is defined as a patient who achieves an ALP level less than 1.67 times the upper limit of normal with at least a 15%

decrease from baseline and has a normal level of total bilirubin. Additional key outcomes of efficacy will compare the rate of normalization of ALP at 52 weeks and the change from baseline in level of pruritus at six months for patients with moderate to severe pruritus at baseline assessed by a numerical rating scale (NRS) recorded with an electronic diary.
ENHANCE (Phase 3)
In October 2018 we commenced a global, Phase 3 registration study (ENHANCE) to evaluate seladelpar in patients with PBC. The Phase 3 study was a double-blind, randomized, placebo-controlled
52-week
study evaluating the safety and efficacy of 5 mg and 10 mg of seladelpar versus placebo in patients with PBC who have had an inadequate response or are intolerant to first-line treatment with UDCA.
Approximately 265 patients were randomized to receive placebo, 5 mg of seladelpar, or 10 mg of seladelpar. Patients on 5 mg could potentially increase their dose, in a double-blinded manner, to 10 mg after 6 months if they have not yet met the composite biochemical response criteria. The primary endpoint was a composite response defined as a patient achieving an ALP level below 1.67 times the upper limit of normal, with at least a 15% reduction from baseline, and a normal total bilirubin at 52 weeks. The primary efficacy analysis was to compare response rates of treatment groups to those of the placebo group. Key secondary endpoints were to be ALP normalization rate and changes from baseline in pruritus, as measured by the numerical rating scale, or NRS in patients with moderate to severe pruritus at baseline.
In December 2019 we terminated ENHANCE early based on initial histological observations obtained in our Phase 2b study of seladelpar in NASH. In May 2020, we announced completion of an independent expert panel review into the NASH findings that concluded the data, in aggregate, did not support liver injury related to seladelpar. In June 2020, we discussed the data, the panel’s conclusions, and other matters with the FDA. In July 2020, the FDA lifted the clinical hold on the program and we made the decision to reinstate clinical development of seladelpar in PBC.
In August 2020 we announced positive results from ENHANCE, which we believe demonstrated seladelpar to be safe, well-tolerated, and efficacious in patients with PBC. Although the study was terminated prior to the completion of the 52-week treatment
period, the statistical analysis plan was amended while the study remained blinded to adjust for evaluation of the primary and two key secondary endpoints at Week 12 rather than Week 52. Topline data for patients through 12 and to 26 weeks showed what we believe to be robust anti-cholestatic, anti-inflammatory and anti-pruritic activity of seladelpar. Specifically, 78.2% of patients on 10 mg of seladelpar compared with 12.5% on placebo achieved the primary composite outcome after 3 months (p<0.0001), and 27.3% of patients on 10 mg of seladelpar compared with 0% on placebo normalized ALP by 3 months (p<0.0001). In addition, the study revealed statistically significant improvement in change from baseline in pruritus at 3 months (p<0.05) for patients with moderate-to-severe itch
treated with seladelpar 10 mg versus placebo.
Safety Studies
Prior to the decision to terminate in December 2019, we were conducting a long-term safety study of seladelpar, which was open to patients who had participated in other company-sponsored PBC studies. Patients completing the Phase 2 open label study discussed immediately below, as well as ENHANCE, were able to transfer into the long-term safety study. As of the time of termination, 106 patients had received seladelpar for at least 12 months and 51 patients had received seladelpar for at least 24 months. The safety study was discontinued due to the histological observations in the Phase 2b NASH study.
With the reinstatement of the clinical development of seladelpar we recently commenced a long-term safety study (ASSURE), which is open to patients who were eligible for the prior long-term extension study, including those from our Phase 2 open label study and our Phase 3 ENHANCE study, as well as patients completing treatment in RESPONSE.

Phase 2 Open Label Study
In December 2016, we initiated a Phase 2 study of seladelpar in patients with PBC. The study was an open label, randomized, dose-ranging study evaluating 2 mg, 5 mg and 10mg doses of seladelpar and the primary efficacy endpoint was percent change in ALP from baseline. The study had an initial twelve-week period in which starting doses were maintained, but after which doses could be increased to as high as 10 mg for those patients in which a greater biochemical response was deemed appropriate, these being described as titration groups. Secondary outcomes were to evaluate other markers of cholestasis, inflammation, and lipid parameters, as well as clinical symptoms such as pruritus and quality of life.
In November 2018 we announced data that we believe showed that seladelpar treatment led to sustained anti-cholestatic and anti-inflammatory effects with no worsening of pruritus through 52 weeks. Specifically, at 52 weeks the mean decreases in ALP were
-47%
and
-46%
in the 5/10 titration and 10 mg groups, respectively. A key secondary outcome was the composite response measured at week 52 where a responder was defined as a patient with ALP <1.67 x ULN,
≥
15% decrease in ALP, and total bilirubin
≤
ULN. At 52 weeks 59% and 71% of patients met the composite endpoint in the 5/10 titration and 10 mg groups, respectively. The anti-cholestatic effect of seladelpar was further substantiated with normalization of ALP levels at 52 weeks in 24% and 29% of patients in the 5/10 titration and 10 mg groups, respectively. Treatment with seladelpar also demonstrated a robust anti-inflammatory activity with median transaminase decreases of
-31%
and
-33%
in the 5/10 titration and 10 mg groups, respectively.
A
52-week
analysis from the study was also shared on the effect of seladelpar on pruritus, or itching, which is a common clinical symptom of PBC that adversely effects a patient’s quality of life. Patient self-reported experiences were collected using the pruritus visual analogue scale (VAS) in 101 PBC patients in the 5/10 titration or 10 mg groups. In patients with moderate to severe pruritus (VAS
≥
40), substantial improvement in pruritus (VAS
≥
20-point
decrease) was seen in 58% and 93% of patients in the 5/10 titration and 10 mg groups, respectively. These data suggest that seladelpar is not associated with drug-induced pruritus and support further evaluation of seladelpar’s potential benefit on pruritus.
Of the 119 patients that received at least one dose of seladelpar (2, 5 or 10 mg), 11 serious adverse events were documented, and none were considered related to seladelpar. Three patients discontinued seladelpar, of which only one discontinuation, for a grade 1 gastroesophageal reflux, was deemed related to seladelpar. There was no transaminase safety signal, and importantly, there was no indication that seladelpar was associated with drug-induced pruritus.
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

Competition/Industry
There are currently no drugs approved in the U.S. or E.U. for the treatment of NASH. In September 2019, Intercept Pharmaceuticals filed a New Drug Application with the FDA for obeticholic acid (Ocaliva
®
), an
FXR-agonist,
in patients with fibrosis due to NASH. Several clinical studies have been completed or are underway with drug candidates that may affect disease outcomes in patients with non-cirrhotic
NASH, including Phase 3 studies with Ocaliva
®
, cenicriviroc, a CCR2/5 receptor antagonist (Abbvie), and Resmitiron, a THR
b
agonist (Madrigal). Novo Nordisk is also planning to start a Phase 3 study in NASH in 2021 with semaglutide, a
GLP-1
receptor agonist. In addition, over two dozen other compounds are currently in Phase 2 development in NASH.
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
In June 2019, we announced results from the primary efficacy outcome, which were that treatment with seladelpar resulted in significant reductions in liver fat but that these changes were not significant when compared to placebo, which also had significant reductions. Treatment with seladelpar did, however, result in robust and clinically meaningful reductions in markers associated with liver injury. Alanine aminotransferase (ALT) declined up to 37.5% or 32 U/L in 12 weeks. These reductions in ALT are significantly greater than the 17 U/L threshold that has been correlated with histologic improvement in NASH. Gamma glutamyl transferase (GGT) also decreased significantly, suggesting a reduction in hepatocellular oxidative stress. Significant reductions in alkaline phosphatase (ALP) at 12 weeks were observed, supportive of a decrease in hepatocellular bile acids. The marked changes in these liver enzymes collectively suggested the potential to impact ballooning and lobular inflammation, the two key components of NASH resolution. In November 2019, we announced that this trial was terminated based on initial histological observations. Although these patients had stable or improving biochemical markers of liver disease, we halted dosing of patients with seladelpar due to the lack of understanding the significance of the observations, and possible impact on patients.
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
We have also confirmed many of the features of the mechanism of seladelpar for NASH in a second mouse model, a diet-induced biopsy-confirmed NASH model in obese mice (Choi et al., 2018). This independent model employed feeding mice a diet with high levels of trans-fat,
fructose and cholesterol to create a more aggressive NASH with fibrosis. Reduction in hepatic fat and improvement in NASH pathology, including abrogation of ballooning, were also observed. Fibrosis was reduced as measured by total collagen content in the liver.
NASH Histology Review
In November 2019, we announced the termination of our Phase 2b study of seladelpar in subjects with NASH. In addition, we placed on hold all studies of seladelpar in subjects with PBC. The decision to halt development of seladelpar was based on initial histological observations in the Phase 2b study of seladelpar in NASH that were observed in the first blinded tranche of liver biopsies in the trial. These observations were characterized by an interface hepatitis presentation, with or without biliary injury, and sometimes with the presence of numerous immune cells. Although these patients had stable or improving biochemical markers of liver disease, the decision to halt development was based on a need to understand the significance of the observations, and possible impact on patients, before dosing additional patients with seladelpar. The U.S. Food and Drug Administration (FDA) agreed with this decision and subsequently placed a formal clinical hold on seladelpar in December 2019. Thereafter, we terminated all our ongoing clinical studies of seladelpar pending further investigation of the histological observations.
With the receipt of additional requests from the FDA, we initiated a series of investigative actions to better understand the baseline characteristics of patients enrolled in our Phase 2b NASH study and the histological observations identified by our study pathologists at the end of treatment. The investigation included three activities intended to confirm and subsequently understand the significance of the observations. The first was a comprehensive collection and review of data including patient demographics, medical history, concomitant medications and additional biochemical markers. The second was a blinded, independent review of baseline and end of treatment biopsies by several experienced liver pathologists. Finally, the third, was a formal pathology and clinical hepatology review panel meeting during which experts reviewed all information gathered to provide a consensus independent determination of the role of seladelpar in these findings. These activities were essential to our follow-up
with the FDA and to determine if there was a path forward for seladelpar.
In May 2020, we announced completion of an independent expert panel review into the findings from our NASH Phase 2b study. The eight-person panel included three hepatopathologists and five hepatologists with expertise in drug-induced liver injury, NASH and PBC. The expert panel found no clinical, biochemical or histological evidence of seladelpar-related liver injury in the study. The panel also unanimously supported lifting of the clinical hold and the re-initiation of
clinical development. In June 2020, we discussed the data, the panel’s conclusions, and other matters with the FDA and submitted a complete response letter to answer outstanding FDA questions and seek approval from the FDA to lift the clinical hold. In July 2020, we received a response from the FDA lifting the clinical hold, thereby permitting us to reinstate clinical development of seladelpar.

MBX-2982
MBX-2982
targets G protein-coupled receptor 119 (GPR119), a receptor that interacts with bioactive lipids known to stimulate glucose-dependent insulin secretion. Preclinical data indicate that
MBX-2982
is a potent selective orally-active GPR119 agonist that functions through a unique dual mechanism of action that acts directly on the beta cell to increase insulin secretion and stimulates release of the incretin
GLP-1
from the gut. We have previously conducted clinical studies for
MBX-2982
as a potential treatment for diabetes, demonstrating
MBX-2982
was, we believe, safe and well tolerated.
We believe
MBX-2982
may also have utility in various diseases impacting the gut, liver or gut-liver
axis and are currently exploring potential opportunities to advance development.
In November 2020, we announced a study to evaluate the potential for
MBX-2982
to stimulate the release of the hormone glucagon in response to hypoglycemia in patients with type 1 diabetes (T1D). Glucagon is a regulatory hormone that elevates blood sugar levels in response to below normal glucose levels (hypoglycemia). Insulin-induced hypoglycemia in diabetes is a significant limiting factor in achieving the desired glucose control and is the cause of significant morbidity. In recent preclinical studies, GPR119 agonists were shown to enhance glucagon secretion in response to low glucose levels and were able to prevent hypoglycemia in animal models. The Phase 2a proof-of-pharmacology
study will assess whether
MBX-2982
can enhance glucagon secretion during insulin-induced hypoglycemia in subjects with T1D. If successful, studies to evaluate
MBX-2982
as a potential preventive therapy for hypoglycemia in patients with T1D may be warranted. The study is being led by the AdventHealth Translational Research Institute in Orlando, Florida and is fully funded by The Leona M. and Harry B. Helmsley Charitable Trust. CymaBay retains full commercial rights to
MBX-2982.
CB-0406
In 2020, we began to evaluate
CB-0406,
the active metabolite of the
pro-drug
arhalofenate that had previously been studied for chronic metabolic diseases. We initiated a single and multiple ascending dose study of
CB-0406
in healthy subjects to establish its pharmacokinetics, safety and maximum tolerated dose.
CB-0406
is a PPAR
g
non-agonist
ligand that attenuates the expression of inflammatory genes. It has been shown to block innate immune responses to inflammatory triggers in macrophages, and to attenuate gouty inflammation when dosed as the pro-drug
in mouse animal models and in a Phase 2 clinical study in gout patients. Based on pharmacokinetic studies in monkeys, we believe that
CB-0406
may have greater exposure and potentially greater efficacy than does the pro-drug
arhalofenate. Decisions on any future development are contingent on it achieving a favorable profile with respect to safety and exposure. The innate immune system plays a pivotal role in many diseases besides gout and thus we believe
CB-0406
may have utility in various inflammatory diseases and are currently exploring potential opportunities to advance its development pending the results of the ongoing Phase 1 study.
CB-001
(GPR120)
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
Restructuring Plan
Following the announcement of the histological observations obtained in our NASH Phase 2 study in November 2019 and the subsequent termination of our ongoing seladelpar clinical trials in November and

December 2019, we announced a restructuring plan to reduce our workforce by approximately 60% to control our operating costs, and we commenced a process to evaluate strategic alternatives to maximize stockholder value. Following the FDA’s decision in July 2020 to lift the clinical hold on the seladelpar program, we subsequently concluded our formal review of strategic options, having made the determination to restart clinical development of seladelpar in PBC and to conduct other drug development activities. Specifically, we made the strategic decision to refocus our strategy primarily on clinical development of seladelpar in PBC and to explore the potential to partner seladelpar in NASH in a combination study with other complimentary agents. In addition, we intend to continue evaluating opportunities to develop other internal programs and possibly acquire or in-license new
compounds or programs.
COVID-19
Pandemic
In March 2020, the World Health Organization declared the global novel coronavirus disease (COVID-19) outbreak
a pandemic. Through the date of filing of this Annual Report, our operations, financial condition and liquidity have not been significantly impacted by the COVID-19 outbreak.
As a result of the
COVID-19 pandemic,
we may experience future disruptions that could impact aspects of our business, including our progress towards the completion of our clinical studies, and other associated drug development activities. Possible disruptions are currently difficult to foresee. We continue to monitor areas of potential risk which include but are not limited to the following:

•
Remote workforce operations
. To date, our workforce has adapted to remotely working to maintain operations. Our reliance on personnel working from home could potentially negatively impact future productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, remote operations could increase our cyber-security and data privacy risks, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which may result in increased costs to us.

•
Clinical trial and drug manufacturing operations
. In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the United States and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors are adapting to
COVID-19 related
travel restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward enrollment and completion of our existing clinical trials. However, in the future, as we look to enroll and complete the clinical development of seladelpar and initiate other programs, our research and development employees and contractors may not be able to sufficiently access their applicable work facilities as a result of continued facility closure orders and the possibility that governmental authorities might further modify such restrictions. Furthermore, patients we expect to enroll in our clinical trials may also be impacted by any ongoing travel and facility access restrictions. Although we and our contractors continue to plan for and develop pandemic-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact that travel and facility access restrictions (or other unanticipated impediments) may have on our ability to execute our research and development activities in a timely and cost effective manner.

•
Drug regulator interactions
. The FDA, comparable foreign regulatory agencies, and ethics boards may experience operational interruptions or delays, which could impact timelines for regulatory meetings, submissions, trial initiations, and regulatory approvals.

•
Financial reporting and compliance
. To date, there has been no adverse impact on our ability to maintain our established financial reporting functions and internal controls over financial reporting. However, our ability to prepare our financial results timely and accurately is partially dependent upon the availability of third-party information systems and other cloud-based services. Any degradation in the quality or timeliness of critical third-party information or cloud-based services could adversely impact our financial reporting capabilities.

Overall, we cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
outbreak will have on our financial condition and operations. The impact of the
COVID-19
coronavirus outbreak on our consolidated financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.
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
know-how,
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
DiaTex:
 On June 30, 1998, we entered into a License and Development Agreement with DiaTex, Inc. Under the agreement, DiaTex granted us an exclusive license to develop and commercialize therapeutic products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products) for the treatment of diseases.
CB-0406
is a derivative of halofenate.
The license agreement contains a $2,000 per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $0.8 million for the future development of
CB-0406,
as well as a 2% royalty payment on any net sales of products containing
CB-0406.
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

Intellectual Property
We own or
co-own
approximately 40 United States patents and 200 foreign patents, as well as approximately 20 United States patent applications and 50 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. In addition, we license from third parties approximately 20 United States patents and 1 United States patent application, 330 foreign patents and 20 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. These patents and patent applications include claims covering various aspects of our product pipeline and research and development strategies, including certain PPAR
d
agonists (including seladelpar), their compositions and uses both alone and in combination with other drugs,
CB-0406
methods of use and methods of manufacture, and certain GPR119 and GPR120 agonist compositions and uses.
The seladelpar portfolio consists of approximately 480 issued patents and 60 pending patent applications related to composition and method of use that expire between 2025 and 2038, before accounting for any potential patent term extension or orphan disease exclusivity. Patent and trade secret protection is critical to our business. Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property, to extend the life of patents covering our product candidates, to preserve trade secrets and proprietary know-how,
and to operate without infringing the patents and proprietary rights of third parties.
Manufacturing
We do not currently own or operate manufacturing facilities for the production or testing of seladelpar or other product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third party contract manufacturers to obtain all of our required raw materials, active pharmaceutical ingredients (APIs) and finished products for our clinical studies for seladelpar. We also expect to use third party contract manufacturers to obtain our commercial supplies of seladelpar. We have executed manufacturing agreements for our API and clinical supplies of seladelpar with established manufacturing firms that are responsible for sourcing and obtaining the raw materials necessary for the finished products. The raw materials necessary to manufacture the API for seladelpar are available from more than one source.
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
We have been developing seladelpar for the treatment of patients with PBC and NASH; competition in these indications is discussed further below.
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
Although not approved for use in PBC,
off-label
use of fibrate drugs has been reported, though many fibrates are specifically contraindicated for use in PBC due to potential concerns over acute and long-term safety in this patient population. Nevertheless, off-label
use of fibrates is mentioned in several published treatment guidelines. Other therapies, such as colchicine, methotrexate, prednisone and multiple immunosuppressive regimens have been attempted. However, their efficacy is limited or unproven, and they are associated with multiple side-effects impacting tolerance and safety. Liver transplantation improves survival in patients with PBC, and it is the only effective treatment for those with liver failure. Liver transplantation however is problematic because of its costs, the limited availability of donor organs, and by the fact that the disease may recur after an initially successful transplantation. As a result, despite the previously mentioned therapeutic interventions, it is recognized that PBC continues to progress in many patients and additional medical treatment is needed to address this disease.
Elafibranor (Genfit S.A.) is a mixed PPAR
a
/
d
agonist in development for patients with PBC. In April 2019, Genfit announced elafibranor had been granted Breakthrough Therapy Designation by the U.S. FDA for the treatment of PBC. In December 2018, Genfit announced positive Phase 2 results from a Phase 2 study evaluating the efficacy and safety of elafibranor (80 mg and 120 mg once-daily) in adult patients with PBC who had an inadequate response to UDCA. In September 2020, Genfit announced the commencement of a Phase 3 study of elafibranor in patients with PBC who had an inadequate response or intolerance to UDCA. Another potential therapy in clinical development for PBC is the dual PPAR
a
/
g
agonist saroglitazar (Zydus Cadila). In November 2020, Phase 2 results were presented at the Liver Meeting hosted by the American Association for the Study of Liver Disease. In December 2020, Zydus announced saroglitizar had been granted Fast Track Designation for PBC and in January 2021 it received Orphan Drug Designation for PBC by the FDA. The selective NOX inhibitor GKT137831 (Calliditas) has also reported Phase 2 study data for PBC and announced its intention to conduct a Phase 2/3 study in PBC commencing in the second half of 2021. In cholestatic pruritus, GSK2330672 (GlaxoSmithKline) is an inhibitor of the Intestinal Bile Acid Transporter (IBAT), which is undergoing evaluation for decreasing symptoms of pruritus, including in PBC.
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
(Intercept Pharmaceuticals), cenicriviroc, a CCR2/5 receptor antagonist (Abbvie), and Resmitiron, a
THR-beta
agonist (Madrigal). Novo Nordisk is also planning to start a Phase 3 study in NASH in 2021 with semaglutide, a
GLP-1
agonist. In addition, over two dozen other compounds are currently in Phase 2 development in NASH.

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
United States Pharmaceutical Product Development Process
In the United States, the FDA regulates pharmaceutical products under the Federal Food, Drug and Cosmetic Act, and implements regulations. Pharmaceutical products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a pharmaceutical product may be marketed in the United States generally involves the following:

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
2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support approval of the new drug candidate.
Clinical studies involve the administration of the drug candidate to healthy volunteers or patients under the supervision of qualified investigators, who are generally physicians not employed by or under the clinical study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, how the results will be analyzed and presented and the parameters to be used to monitor subject safety. Each protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted in accordance with GCP. Further, each clinical study must be reviewed and approved by an independent Institutional Review Board (IRB) at, or servicing, each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical study subject or his or her legal representative and must monitor the clinical study until completed.
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

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events or any finding from tests in laboratory animals that suggests a significant risk for human subjects. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including, but not limited to, a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug candidate has been associated with unexpected serious harm to patients.
Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final pharmaceutical product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.
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
A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective. A comparable orphan drug program is provided under EU law.
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
Federal and State HealthCare Laws
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

The federal Physician Payments Sunshine Act, created under the PPACA, and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives.
We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes certain requirements on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates”. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
These federal and state laws may impact, among other things, our proposed sales, marketing and education programs. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, criminal and civil monetary penalties, damages, fines, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate its business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
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

Since its enactment there have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA and it is unclear how these laws and other efforts to repeal and replace the PPACA will impact the PPACA. The United States Supreme Court is currently reviewing the constitutionality of the PPACA, but it is unclear when a decision will be made. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the PPACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or joint committee, to recommend proposals in spending reductions to Congress. The joint committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional congressional action is taken. However,
COVID-19
relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2021. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
More recently, there have been several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our business. Further, it is possible that additional governmental action will be taken in response to the
COVID-19
pandemic.
International Regulation
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
Environment, Health and Safety
Various laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. For example, the California Air Resources Board is in the process of drafting regulations to meet state emissions targets. Based on current information and subject to the finalization of the proposed regulations, we believe that our primary risk related to climate change is the risk of increased energy costs. However, because we are not an energy-intensive business, we do not anticipate being subject to a cap and trade system or any other mitigation measures that would likely be material to our capital expenditures, results of operations or competitive position.
We are also subject to other federal, state and local regulations regarding workplace safety and protection of the environment. We use hazardous materials, chemicals, and various compounds in our research and development activities and cannot eliminate the risk of accidental contamination or injury from these materials. Certain misuse or accidents involving these materials could lead to significant litigation, fines and penalties. We have implemented proactive programs to reduce and minimize the risk of hazardous materials incidents.
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
Employees
As of December 31, 2020, and February 28, 2021, we had 41 and 44 full-time employees, respectively.

Information about our Executive Officers
As of February 28, 2021, our executive officers were as follows:

Name	Age	Position Held With CymaBay
Sujal Shah	47	President & Chief Executive Officer
Charles A. McWherter, Ph.D.	66	Chief Scientific Officer
Klara Dickinson	54	Chief Regulatory and Quality Assurance Officer
Paul T. Quinlan	58	General Counsel and Chief Compliance Officer
Daniel Menold	51	Vice President, Finance
Biographical Information
Sujal Shah
has served as our President and Chief Executive Officer since November 2017. Prior to that he served as our Interim President and Chief Executive Officer from March 2017 to November 2017. From December 2013 to March 2017, Mr. Shah served as Chief Financial Officer. Prior to that he served as a consultant and acting Chief Financial Officer for us from June 2012 to December 2013. From 2010 to 2012, Mr. Shah served as Director, Health Care Investment Banking for Citigroup Inc., where he was responsible for managing client relationships and executing strategic and financing related transactions for clients focused in life sciences. From 2004 to 2010 Mr. Shah was employed with Credit-Suisse, last serving in the capacity as Vice President, Health Care Investment Banking Group. Mr. Shah currently serves on the Board of Directors of Tvardi Therapeutics, Inc. and the Executive Advisory Board of the Chemistry of Life Processes Institute at Northwestern University. Mr. Shah received an M.B.A. from Carnegie Mellon University—Tepper School of Business and M.S. and B.S. degrees in Biomedical Engineering from Northwestern University.
Charles A. McWherter, Ph.D.
has served as our Chief Scientific Officer since 2013. From 2007 to 2013, he served as our Senior Vice President, Research and Preclinical Development. From 2003 to 2007, he served as Vice President and head of the cardiovascular therapeutics areas of Pfizer Inc., a biopharmaceutical company. From 2001 to 2003, Dr. McWherter served as Vice President of Drug Discovery at Sugen, Inc., a biopharmaceutical company acquired by Pfizer Inc. in 2003. Dr. McWherter obtained his Ph.D. from Cornell University.
Klara Dickinson
has served as our Chief Regulatory and Quality Assurance Officer since October 2020. Prior to that she was our Chief Regulatory and Compliance Officer since January 2019, and our Senior Vice President, Regulatory Affairs and Compliance since June 2017. Previously, she served as Senior Vice President, Chief Regulatory Officer of Anthera Pharmaceuticals, Inc., a biopharmaceutical company. From 2007 to 2014, she was Senior Vice President of Regulatory Affairs and Compliance at Hyperion Therapeutics Inc, where she was responsible for the general supervision of the company’s regulatory affairs and quality assurance. Ms. Dickinson also spent three years at CoTherix, Inc. as Vice President, Regulatory Affairs and Healthcare Compliance Officer, and held various positions at biopharmaceutical companies such as Scios, Inc. and DEY Laboratories (a subsidiary of Mylan, Inc.). Ms. Dickinson holds a B.S. in Biology from the College of Great Falls in Montana and is certified by the Regulatory Affairs Certification Board.
Paul T. Quinlan
 has served as our General Counsel, Chief Compliance Officer and Corporate Secretary since October 2020. He was also our General Counsel and Corporate Secretary from December 2017 to February 2020. Previously, Mr. Quinlan served as General Counsel and Secretary at TerraVia Holdings, Inc. (formerly Solazyme, Inc.), a biotechnology company, from 2010 until January 2018, where he was responsible for the general supervision of the company’s legal affairs. From 2005 to 2010, Mr. Quinlan was General Counsel and Secretary at Metabolex, Inc., a biopharmaceutical company, and from 2000 to 2005, Mr. Quinlan held various positions in the legal department at Maxygen, Inc., a biopharmaceutical company, most recently that of Chief Corporate Securities Counsel. Prior to joining Maxygen, Mr. Quinlan was an associate at Cooley LLP and Cravath, Swaine & Moore LLP. Mr. Quinlan obtained a law degree from Columbia University Law School and a M.Sc. in Medical Biophysics from the University of Toronto.

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
Risks Related to the
COVID-19
Pandemic
Our business may be adversely affected by the
ongoing COVID-19 pandemic.
On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus causing the disease COVID-19 a
“Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. While the COVID-19 pandemic
did not materially adversely affect our business operations in 2020, economic and health conditions in the United States and across most of the globe have continued to change since the end of the year. As a result of the COVID-19 pandemic,
we may experience disruptions that could impact aspects of our business, including our progress towards the completion of our clinical studies and other associated drug development activities. Possible disruptions are currently difficult to foresee and include, but are not limited to, potential risk areas as noted below:

•
We are currently starting up clinical trials in geographies that are affected by the
COVID-19 pandemic.
While we have not experienced significant impacts to our clinical activities through December 31, 2020, we believe that the COVID-19 pandemic
could potentially have an impact on various aspects of our clinical activities in the future. For example, pandemic related restrictions, including stay-at-home
orders and curtailment of all but essential services, could reduce the rate of patient enrollment in our RESPONSE clinical trial and other clinical studies, and impair the ability to efficiently treat patients at investigator sites. Additionally, our employees, representatives from our clinical research organization partners, and study investigators may be unable to efficiently collaborate to conduct investigator site activities in-person at
the sites (as per standard practice) and may be required to delay, or alter their approach to complete this work due to diversion of resources at clinical sites or continued government-imposed limitations on travel. Further, our employees and representatives from our contract manufacturing organizations may experience unanticipated challenges producing and distributing sufficient quantities of clinical drug supplies for use in our clinical trials.

•
We have limited access to our corporate office and requested that most of our personnel, including all of our administrative employees, work remotely, and restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site. The COVID-19 pandemic could disrupt our ability to secure supplies for our operations. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.

•
Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security and data privacy risks, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which could result in increased costs to us.

•
Our employees and contractors involved in conducting our research and development activities may not be able to access their applicable work facilities for an extended period of time as a result of facility closure orders and the possibility that governmental authorities further modify such access restrictions.

•
The United States Food and Drug Administration (FDA), comparable foreign regulatory agencies, and ethics boards may experience operational interruptions or delays, which could impact timelines for regulatory meetings, submissions, trial initiations, and regulatory approvals.

The COVID-19 pandemic
continues to evolve. The extent to which the pandemic may impact our business, including our preclinical, clinical and associated drug development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19,
variants to
COVID-19
that continue to arise, the duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States, particularly in the San Francisco Bay Area where our executive offices are located, and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Risks Related to Our Financial Condition and Capital Requirements
We will need additional capital in the future to sufficiently fund our operations and research.
We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of December 31, 2020, we had cash, cash equivalents and marketable securities of approximately $146.3 million. We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. We may also choose to raise additional equity and/or debt capital if appropriate opportunities become available. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.
In the event we do not successfully raise sufficient funds in financing our product development activities or do not have appropriate developmental assets, we will curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether. To the extent that any costs of the ongoing development exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, sell assets, enter into strategic transactions, or effect a combination of the above. No assurance can be given that we will be able to affect any of such transactions on acceptable terms, if at all.
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
If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results, prospects, and on our ability to develop our product candidates.
Our ability to generate future revenues from product sales is uncertain and depends upon our ability to successfully develop, obtain regulatory approval for, and commercialize product candidates.
Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of our product candidates in the near future, if ever. Our ability to generate revenues from product sales depends heavily on our success in generating a pipeline of product candidates.
Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by a regulatory authority such as the FDA to perform studies or trials in addition to those that we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.
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
We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates. The success of any product candidate will depend on many factors, including the following:

•	successful enrollment and completion of clinical trials, including, in the case of RESPONSE, enrollment of sufficient subjects willing to obtain a liver biopsy;

•	receipt of marketing approvals from the FDA and regulatory authorities outside the United States for the product candidate;

•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following marketing approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.
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

•	the number of patients in our RESPONSE clinical trial that choose to have biopsies may be insufficient to satisfy regulatory requirements;

•	clinical investigators or study subjects fail to comply with clinical study protocols;

•	trial conduct and data analysis errors may occur, including, but not limited to, data entry and/or labeling errors;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our clinical trial materials or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.
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
Events that may result in delays or unsuccessful completion of clinical trials include the following:

•	inability to raise funding necessary to initiate or continue a trial;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA or other regulatory authorities on final trial design;

•	imposition of a clinical hold following a reported safety event;

•	an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;

•	delays in obtaining required institutional review board (IRB) approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	delays caused by the need to enroll additional subjects willing to have biopsies in the RESPONSE trial;

•	delays caused by subjects dropping out of a trial due to side effects or otherwise;

•	changes to treatment guidelines or the introduction of a new standard of care;

•	delays caused by clinical sites dropping out of a trial;

•	time required to add new clinical sites;

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials; and

•	delays in importing clinical trial materials into foreign countries where our clinical trials are being conducted.
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
In May 2016, we announced results of a High Dose Phase 2 clinical study of seladelpar in patients with PBC. During the course of this trial three cases of asymptomatic, reversible transaminase elevations occurred, and we made the decision to discontinue the study early after review of safety and efficacy data demonstrated a need for further dose reduction to optimize clinical safety and efficacy. In November and December 2019, due to histologic observations in our NASH clinical trial, all seladelpar clinical trials were terminated, pending further analysis of data from the NASH trial and further discussions with the FDA. Although in June 2020 we shared data and conclusions from an expert panel with the FDA, and in July 2020 the FDA lifted the clinical hold on our seladelpar program, this process substantially delayed the development of seladelpar. The emergence of adverse events (AEs) and histological observations in subsequent seladelpar clinical trials could prevent us from further developing seladelpar or could result in the denial of regulatory approval.

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
Coverage and adequate reimbursement may not be available for our current or any future product candidates, which could make it difficult for us to sell profitably, if approved.
Market acceptance and sales of any product candidates that we commercialize, if approved, will depend in part on the extent to which coverage and adequate reimbursement will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payer-by-payer
basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.
Our relationships with health care professionals, customers and payors may be subject to applicable anti-kickback, fraud and abuse and other health care laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Health care professionals and third-party payors play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the federal false statements statute, the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, commonly referred to as the Physician Payments Sunshine Act, and analogous state laws and regulations, such as state anti-kickback and false claims laws.
Efforts to ensure that our business arrangements with third parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from government funded health care programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded health care programs.

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
For example, the PPACA was enacted to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA as well as recent efforts by the Trump administration to repeal or replace certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Congress considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA. The United States Supreme Court is currently reviewing the constitutionality of the PPACA, but it is unclear when a decision will be made. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the PPACA and our business. Further, other legislative changes have been adopted since the PPACA was enacted, such as the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, which have resulted in reduced reimbursement under the Medicare program.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, there have been several recent congressional inquiries, proposed bills and other proposals designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products including instituting reference pricing. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Further, it is possible that additional governmental action is taken in response to the
COVID-19
pandemic.
Risks Related to Our Reliance on Third Parties
We rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved product candidates.
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
Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how
and inventions. We are currently engaged in legal proceedings with Genfit S.A. (Genfit), which alleges that we misappropriated some of their trade secrets. For additional information regarding the Genfit proceedings, see Item 3 – Legal Proceedings.
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
We are highly dependent on principal members of our executive team. While we have entered into employment offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including clinical, scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities, competitors and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace the loss of services of any executive or key employee, it may adversely affect the progress of our research, development and commercialization objectives.
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
As we continue to build our clinical and drug development operations, we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
As we continue to build our clinical development programs as a result of the FDA’s lift of the clinical hold on the seladelpar development programs, we are expanding our employee base to increase our managerial, clinical, scientific, and other operational teams. Such growth imposes additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a greater amount of attention away from our day-to-day activities
and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among current employees. Our expected growth could require greater capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to create value and/or generate revenues could be reduced, and we may not be able to implement our business strategy. Our future consolidated financial performance and our ability to develop and commercialize seladelpar and other potential product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.
Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, particularly in view of the ongoing
COVID-19
pandemic and remote work requirements. In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.
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
Changes in and failures to comply with United States and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and consolidated financial performance.
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
In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In the event that we are subject to HIPAA or other United States privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the EU has adopted the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of EU subjects, including clinical trial data. The GDPR has increased compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, has imposed heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for robust regulatory enforcement and fines for a noncompliant company. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

•	failure to maintain our existing collaborations or enter into new collaborations;

•	failure by us or our licensors and collaboration partners to prosecute, maintain or enforce our intellectual property rights;

•	failure to successfully develop and commercialize our future product candidates;

•	changes in laws or regulations applicable to future products;

•	changes in the structure of health care payment systems;

•	inability to obtain adequate product supply for our future product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our collaboration partners or our competitors;

•	announcements of significant or potential equity or debt sales by us;

•	announcements of clinical trial plans or results by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.
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
Significant additional capital may be needed in the future to continue our product development efforts, in particular current and future clinical trials, and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of February 28, 2021 was 2,635,011 shares.
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
General Risks
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
Item 3. Legal Proceedings
Genfit Litigation
On January 15, 2021, Genfit S.A. (Genfit) filed a complaint against us in the U.S. District Court for the Northern District of California, alleging misappropriation of trade secrets and related causes of action based on our receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis. The Complaint seeks damages in an unspecified amount as well as injunctive relief. We have stated in pleadings that we did not request or take any steps to obtain Genfit’s protocol synopsis, we have taken diligent steps to remove and quarantine it, and we are not using any Genfit trade secrets in our own clinical trials. We intend to defend ourselves vigorously.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Equity
Our common stock is listed on the Nasdaq Global Select Market under the symbol “CBAY”. As of February 28, 2021, there were approximately 223 holders of record of our common stock, although there are a substantially greater number of “beneficial holders,” whose shares are held of record by banks, brokers and other financial institutions in “street name.”
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

Item 6. Selected Financial Data
Not applicable.
Item 7
. Management
’
s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Cautionary Language Regarding Forward Looking Statements” at the beginning of this Annual Report for cautionary information regarding forward-looking statements.
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
), a nuclear receptor that regulates genes directly or indirectly involved in the synthesis of bile acids/sterols, metabolism of lipids and glucose, inflammation and fibrosis. We have been developing seladelpar for the treatment of:

•	primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver resulting in impaired bile flow (cholestasis) and inflammation; and

•
nonalcoholic steatohepatitis (NASH), a prevalent and serious chronic liver disease caused by excessive fat accumulation in the liver that results in inflammation and cellular injury that can progress to fibrosis and cirrhosis, and potentially liver failure and death.

Seladelpar has received an orphan designation from the FDA and EMA. Seladelpar also received Breakthrough Therapy Designation from the FDA for early stage PBC and PRIority MEdicine status from the EMA.
In late 2019, we terminated our NASH Phase 2b study and our ongoing PBC studies. The decision to halt development of seladelpar was based on initial histological observations in the NASH Phase 2b study that were observed in the first blinded tranche of liver biopsies in the trial. These observations were characterized by an interface hepatitis presentation, with or without biliary injury. Although these patients had stable or improving biochemical markers of liver disease, the decision to halt development was based on a need to understand the significance of the observations, and possible impact on patients, before dosing additional patients with seladelpar. The U.S. Food and Drug Administration (FDA) agreed with this decision and subsequently placed a formal clinical hold on seladelpar. Thereafter, in December 2019, we announced a restructuring plan to reduce our workforce by approximately 60% to control our operating costs, and we commenced a process to evaluate strategic alternatives to maximize stockholder value, pending further investigation of the histological observations. In May 2020, an independent expert panel completed a review of the findings and unanimously concluded that the data in aggregate did not support liver injury related to seladelpar. We subsequently discussed the data, the panel’s conclusions, and other matters with the FDA and in July 2020, the FDA lifted the clinical hold, thereby permitting us to reinstate clinical development of seladelpar. Specifically, we made the strategic decision to refocus our strategy primarily on clinical development of seladelpar in PBC and to explore the potential to partner seladelpar in NASH in a combination study with other complimentary agents. In addition, we plan to evaluate opportunities to develop other internal programs and possibly acquire or in-license new
compounds or programs.

Seladelpar
Primary Biliary Cholangitis (PBC)
Following the decision to reinstate clinical development of seladelpar, in late 2020, we commenced startup and site feasibility activities for RESPONSE, a new global Phase 3 registration study to evaluate seladelpar in patients with PBC. The Phase 3 study is a
52-week,
placebo-controlled, randomized, global, registration study evaluating the safety and efficacy of seladelpar in patients with PBC. The study is intended to enroll 180 patients, who have an inadequate response to, or intolerance to, ursodeoxycholic acid, in a 2:1 randomization to oral, once daily seladelpar 10 mg or placebo. The primary outcome measure will be the responder rate at 52 weeks. A responder is defined as a patient who achieves an alkaline phosphatase level less than 1.67 times the upper limit of normal with at least a 15% decrease from baseline and has a normal level of total bilirubin. Additional key outcomes of efficacy will compare the rate of normalization of alkaline phosphatase at 52 weeks and the level of pruritus at six months for patients with moderate to severe pruritus at baseline assessed by a numerical rating scale recorded with an electronic diary.
In addition to RESPONSE we also commenced startup activities in late 2020 for ASSURE, a new long-term safety study, which is open to patients who were eligible for our previous long-term extension study that was terminated early in late 2019, including those patients from our previously completed Phase 2 open label study and our Phase 3 ENHANCE study, as well as patients who complete treatment in RESPONSE in the future.
Previously, in October 2018, we commenced enrollment of ENHANCE, a global Phase 3 registration study to evaluate seladelpar in patients with PBC and in October 2019, the trial was fully enrolled with 265 patients, but we terminated the trial early in December 2019 after the seladelpar program was placed on clinical hold. In August 2020, we shared data accumulated through trial termination for ENHANCE, which we believe demonstrated seladelpar to be safe, well-tolerated, and efficacious in patients with PBC.
Nonalcoholic Steatohepatitis (NASH)
In May 2018, we initiated a randomized, placebo-controlled Phase 2b proof-of-concept
study to evaluate seladelpar at three doses in biopsy-proven NASH. The primary efficacy outcome is the change from baseline in liver fat content at 12 weeks measured by magnetic resonance imaging using the proton density fat fraction method
(MRI-PDFF).
The study also included pathology assessments of liver biopsy samples at baseline and at 52 weeks to examine the potential of seladelpar treatment to resolve NASH and/or decrease fibrosis. In February 2019, we announced full enrollment of 181 patients with liver biopsy proven NASH at specialized U.S. investigational centers. In June 2019, we announced results from the primary efficacy outcome, which were that treatment with seladelpar resulted in significant reductions in liver fat but that these changes were not significant when compared to placebo, which also had significant reductions. Treatment with seladelpar did, however, result in robust and clinically meaningful reductions in markers associated with liver injury. In November 2019, we terminated this trial based on initial histological observations. Although these patients had stable or improving biochemical markers of liver disease, we halted dosing of patients with seladelpar due to the lack of understanding the significance of the observations, and possible impact on patients. Subsequent investigation indicated there was no seladelpar-induced liver injury in the Phase 2b study patients. As we continue to believe seladelpar may have therapeutic benefit in NASH patients, using the data accumulated to date from our Phase 2b study, we intend to explore the potential to partner seladelpar in NASH in a combination study with other complimentary agents.
MBX-2982
MBX-2982
targets G protein-coupled receptor 119 (GPR119), a receptor that interacts with bioactive lipids known to stimulate glucose-dependent insulin secretion. In November 2020, we announced a study to evaluate the potential for
MBX-2982
to stimulate the release of the hormone glucagon in response to hypoglycemia in patients with type 1 diabetes (T1D). The Phase 2a proof-of-pharmacology
study will assess whether
MBX-2982

can enhance glucagon secretion during insulin-induced hypoglycemia in subjects with T1D. If successful, studies to evaluate
MBX-2982
as a potential preventive therapy for hypoglycemia in patients with T1D may be warranted. The study is being led by the AdventHealth Translational Research Institute in Orlando, Florida and is fully funded by The Leona M. and Harry B. Helmsley Charitable Trust. CymaBay retains full commercial rights to
MBX-2982.
We believe
MBX-2982
may also have utility in various inflammatory diseases and are currently exploring potential opportunities to advance development.
CB-0406
In 2020 we began to evaluate
CB-0406,
the active metabolite of arhalofenate, a
pro-drug
previously studied for chronic metabolic diseases, in a single and multiple ascending dose study in healthy subjects to establish its pharmacokinetics, safety and maximum tolerated dose. Decisions on any future development are contingent on it achieving a favorable profile with respect to safety and exposure. We believe
CB-0406
may have utility in various inflammatory diseases and are currently exploring potential opportunities to advance development.
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

•
Remote workforce operations—To date, our workforce has adapted to remotely working to maintain operations. Our increased reliance on personnel working from home could potentially negatively impact future productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, remote operations could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which may result in increased costs to us.

•
Clinical trial and drug manufacturing operations—In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the United States and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors are adapting to
COVID-19
related travel restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward completion of our existing clinical trials. However, in the future, as we look to enroll and complete the clinical development of seladelpar and initiate other programs, our research and development employees and contractors may not be able to sufficiently access their applicable work facilities as a result of continued facility closure orders and the possibility that governmental authorities might further modify such restrictions. Furthermore, patients we expect to enroll in our future clinical trials may also be impacted by any ongoing travel and facility access restrictions. Although we and our contractors continue to plan for and develop pandemic-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact that travel and facility access restrictions (or other unanticipated impediments) may have on our ability to execute our research and development activities in a timely and cost-effective manner.

•
Drug regulator interactions—The FDA and comparable foreign regulatory agencies may experience operational interruptions or delays, which could impact timelines for regulatory meetings, submissions, trial initiations, and regulatory approvals.

•
Financial reporting and compliance—To date, there has been no adverse impact on our ability to maintain our established financial reporting functions and internal controls over financial reporting. However, our ability to prepare our financial results timely and accurately is partially dependent upon the availability of third-party information systems and other cloud-based services. Any degradation in the quality or timeliness of critical third-party information or cloud-based services could adversely impact our financial reporting capabilities.

Overall, we cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
outbreak will have on our financial condition and operations. The impact of the
COVID-19
coronavirus outbreak on our consolidated financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.
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
We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful screening and enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2020 and 2019.
Stock-Based Compensation
We measure stock-based compensation cost at the grant date, based on the estimated fair-value of the awards, and we recognize the portion that we ultimately expect to vest as an expense over the related vesting periods, net of forfeitures. We estimate the grant-date fair value based of stock options using the Black-Scholes option pricing model and recognize compensation expense over the service period using the straight-line attribution method and forfeitures are account for as they occur.
The Black-Scholes option-pricing model requires the input of certain assumptions. These variables include, but are not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Prior to 2020, we estimated expected volatility based on our own historical volatility supplemented by a review of historical volatilities of industry peers. Beginning in 2020, we determined our historical stock price data was sufficient to exclusively estimate volatility for awards granted using a volatility measured solely based on our stock price thereafter. The change in estimate did not have a material impact on the Company’s estimated fair value of its awards. Due to insufficient historical data of exercise behavior, we have used the “simplified method” to determine the expected life of stock options granted with a service condition. Management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to the assumptions and methodologies, and which could materially impact our fair value determination, as well as our stock-based compensation expense.
Results of Operations
General
To date, we have not generated any income from operations. As of December 31, 2020, we have an accumulated deficit of $676.9 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. All of our product candidates are at various stages of development and will require additional work and regulatory approval before they can be licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate a sufficient amount of product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through public or private equity offerings, debt financings or a combination of the foregoing.
Operating Results
Our results of operations for the years ended December 31, 2020 and 2019 are presented below (in thousands):

	Year Ended
	December 31,		Change
	2020	2019	2020 vs 2019
($ in thousands)
Operating expenses:
Research and development	$35,882	$83,837	$(47,955)
General and administrative	17,425	19,238	(1,813)
Restructuring (benefit) charges	(705)	5,075	(5,780)

Total operating expenses	52,602	108,150	(55,548)

Loss from operations	(52,602)	(108,150)	55,548
Other income:
Interest income	1,616	5,342	(3,726)

Total other income	1,616	5,342	(3,726)

Net loss	$(50,986)	$(102,808)	$51,822

Research & Development Expenses
Conducting research and development is central to our business model. Research and development expenses decreased $48.0 million to $35.9 million from $83.8 million for the years ended December 31, 2020 and 2019, respectively. This decrease was largely due to the shutdown of our ongoing clinical trials after the seladelpar program was placed on clinical hold in late 2019 pending further investigation. This investigation was concluded in the second quarter of 2020, the clinical hold was subsequently lifted in July 2020, and we made the decision to restart development of seladelpar focusing primarily on our late-stage PBC program. We expect that our research and development expenses will increase in the future due to our decision to reinstate development of seladelpar.
Research and development expenses are detailed further in the table below (in thousands):

	Year Ended December 31,		Change
	2020	2019	2020 vs 2019
Project costs:
Seladelpar PBC clinical studies	$15,747	$37,907	$(22,160)
Seladelpar NASH clinical studies	1,429	10,445	(9,016)
Seladelpar PSC clinical studies	196	4,189	(3,993)
Seladelpar drug manufacturing & development	1,332	9,235	(7,903)
Seladelpar other studies	815	2,442	(1,627)
Non-seladelpar studies	3,374	361	3,013

Total project costs	22,893	64,579	(41,686)
Internal research and development costs	12,989	19,258	(6,269)

Total research and development	$35,882	$83,837	$(47,955)

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.
Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.
Total project costs decreased by $41.7 million to $22.9 million from $64.6 million for the years ended December 31, 2020 and 2019, respectively. Project costs for the year ended December 31, 2020 primarily consisted of seladelpar-related clinical trial expenses for PBC and NASH. These cost decreases were driven primarily by the decision in the fourth quarter of 2019 to shut down our seladelpar clinical trials and place the development program on clinical hold pending further investigation. Internal research and development costs decreased by $6.3 million to $13.0 million from $19.3 million for the years ended December 31, 2020 and 2019, respectively, primarily due to lower employee compensation incurred in 2020 following the completion of a December 2019 reduction-in-force.
As the clinical hold on the seladelpar program was lifted in July 2020 and we made the decision to restart development, we expect both total project and internal costs to increase in the future as we commence new clinical trials and hire additional research personnel.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development. General and administrative expenses decreased by $1.8 million to $17.4 million, from $19.2 million, for the years ended December 31, 2020 and 2019, respectively. The decrease was driven primarily by lower compensation costs incurred following our December 2019 reduction-in-force
and was partially offset by the hiring of additional general and administrative personnel in the second of half of 2020 after we made the decision to restart our development activities. We expect general and administrative expenses to increase in the future as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities.
Restructuring (Benefit) Charges
In December 2019, we announced a restructuring plan to reduce our workforce by approximately 60% and took measures to reduce operating expenses following the decision to place the seladelpar program on clinical hold. As a result of these actions, we incurred restructuring charges of $5.1 million for the year ended December 31, 2019. Restructuring charges incurred consisted of personnel-related costs, including severance costs, employee-related benefits, supplemental one-time
termination payments, and
non-cash
share-based compensation expense related to the acceleration of stock options. Restructuring charges also included contract termination costs associated with contract manufacturing agreements to provide clinical supplies and other vendor arrangements.
For the year ended December 31, 2020 we recorded a restructuring benefit of $0.7 million. Specifically, we reduced restructuring charges by $0.5 million to reverse a portion of previously accrued restructuring liabilities associated with severance benefits that were forfeited by certain executives pursuant to the terms of their respective employment agreements. We also reduced restructuring charges by $0.4 million as a result of contract termination costs that were forgiven as part of a subsequent agreement with a vendor. These expense reversals were offset in part by a $0.2 million non-cash
charge for stock-based compensation expense associated with the acceleration of stock options of a departed executive.

Substantially all the cash payments we are obligated to make pursuant to our restructuring plan have been paid out through December 31, 2020.
Other Income
Interest income consists of interest income from our marketable securities. Interest income decreased to $1.6 million from $5.3 million for the years ended December 31, 2020 and 2019, respectively. The decrease of $3.7 million was due to lower prevailing interest rates and more conservative positioning of our investment portfolio compared to the prior year. in response to the market volatility created by the
COVID-19
pandemic.
Income Taxes
As of December 31, 2020, we had federal net operating loss carryforwards of $490.4 million and state net operating loss carryforwards of $288.6 million to offset future taxable income, if any. In addition, we had federal research and development tax credit carryforwards of $10.1 million, federal orphan drug tax credit carryforwards of $21.4 million, and state research and development tax credit carryforwards of $5.8 million. If not utilized, the federal net operating losses for the years beginning before January 1, 2018 of $255.7 million will expire beginning in 2024 through 2037, and the federal net operating losses for the tax years beginning after January 1, 2018 of $234.7 million will be carried forward indefinitely (subject to certain utilization limitations). The state net operating loss carryforwards will expire beginning in 2028 through 2040. The federal research and development and federal orphan drug tax credit carryforwards expire 2021 through 2040, and the state tax credit will carry forward indefinitely. Interest and penalties for the years ended December 31, 2020 and 2019 were not material. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2020, we recorded a 100% valuation allowance against our deferred tax assets of approximately $159.1 million, as our management believes it is more likely than not that they will not be fully realized.
Liquidity and Capital Resources
We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. As of December 31, 2020, cash, cash equivalents and marketable securities totaled $146.3 million, compared to $190.9 million at December 31, 2019.
Equity Financing
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
In July 2020, we filed a $200.0 million registration statement on Form
S-3
with the SEC and entered into an
at-the-market
facility (ATM) to sell up to $75.0 million of common stock under the registration statement. To date, we have not sold any shares of common stock under the ATM.

Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(44,725)	$(97,911)
Net cash provided by (used in) investing activities	47,957	(34,347)
Cash provided by financing activities	92	108,132

Net increase (decrease) in cash and cash equivalents	$3,324	$(24,126)

Cash Flows from Operating Activities
Cash used in operating activities for the year ended December 31, 2020 decreased by $53.2 million to $44.7 million as compared to $97.9 million in the prior year. The decrease in cash used was primarily due to a $51.8 million decrease in our net loss to $51.0 million from $102.8 million in the prior year period as a result of our scaled-down operations following the temporary clinical hold placed on our seladelpar development program. This effect was also impacted to a lesser extent by changes in our working capital.
Cash Flows from Investing Activities
Cash provided by investing activities was $48.0 million for the year ended December 31, 2020 compared to $34.4 million of cash used in the prior year, primarily due to the timing of making our investments in marketable securities.
Cash Flows from Financing Activities
Cash provided by financing activities was $0.1 million for the year ended December 31, 2020 compared to $108.1 million in the prior year. The decrease was primarily due to net proceeds of $107.7 million received from the March 2019 public offering.
Capital Requirements
We have incurred operating losses since inception and had an accumulated deficit of $676.9 million at December 31, 2020. As of December 31, 2020, we had cash, cash equivalents and marketable securities of approximately $146.3 million, which we believe is sufficient to fund our current operating plan into mid-2022.
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
As of December 31, 2020, we had no
off-balance
sheet arrangements (as defined in Item 303(a)(4)(ii) of
Regulation S-K
under the Exchange Act).
Contractual Obligations
Our long-term contractual obligations as of December 31, 2020 primarily include $1.7 million for our corporate office facility lease, which includes monthly rental payments that are payable through January 2024, the lease termination date. We are also obligated to reimburse the lessor for a prorated portion of monthly facility operating expenses during the lease term.
In addition, we rely on contract research organizations and other research support providers to perform clinical and preclinical studies for us and we contract with firms to supply our drug compounds for use in our development activities. Under the terms of our agreements with these organizations, we are obligated to make future payments as services are provided. However, these agreements are terminable by us upon written notice and we are generally only liable for actual effort expended or cost incurred by the organizations through the termination notice period.
We also have certain potential
in-license
obligations that are contingently payable by us to licensors upon our achievement of certain development and commercialization milestones for our product candidates.
Finally, in the normal course of business, we enter into various firm purchase commitments and other contractual obligations, which are cancelable within ninety days or less.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
The disclosure required in this Item is included in Item 15, which information is incorporated by reference here.
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, and the rules and regulations thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and our Vice President, Finance to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
On June 28, 2018, the SEC adopted amendments that raise the thresholds in the smaller reporting company, or SRC, definition, whereby we were determined to qualify as an SRC. We elected to reflect that determination and avail ourselves with most of the SRC scaled disclosure accommodations in our filings subsequent to the adoption. On March 12, 2020, the SEC amended its rules to allow SRCs that have less than $100.0 million in annual revenue and a public float of less than $700.0 million to qualify as a non-accelerated
filer. As a
non-accelerated
filer, we are not required to obtain an opinion of our independent auditors with respect to our internal controls over financial reporting for the period ended December 31, 2020.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information
None.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our executive officers is incorporated herein by reference to the information set forth under the caption “Information about our Executive Officers” in Part I of this Annual Report. The information required by this item with respect to our directors is incorporated herein by reference to the information set forth under the caption “Proposal I–Election of Directors” in our proxy statement for our 2021 annual meeting of stockholders, or the 2021 Proxy Statement. The information required by this item with respect to late Section 16 filings, if applicable, is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement. The information required by this item with respect to the committees of our board of directors is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance–Information Regarding Committees of the Board” in the 2021 Proxy Statement.
If the 2021 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on
Form 10-K,
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
Item 11.
Executive Compensation
Reference is made to the information to be included under the heading “Executive Compensation” in our 2021 Proxy Statement, which information is hereby incorporated by reference.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Equity Compensation Plan Information
Information concerning our equity compensation plans will be set forth in our 2021 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans—Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.
Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our 2021 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and is incorporated herein by reference.
Item 14.
Principal Accountant Fees and Services
The information required by this item will be set forth in our 2021 Proxy Statement under the caption “Principal Accountant Fees and Services” in the proposal under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
PART IV
Item 15.
Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report
1. Financial Statements

2. Financial Statement Schedules
Financial statement schedules have been omitted in this report because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes thereto.
(b) List of Exhibits
The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description of Document
3.1	Amended and Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 26, 2020, SEC File No. 001-36500).

3.3	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

Exhibit No.	Description of Document

4.2	Description of Common Stock.

10.1*	2003 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.2*	Form of 2003 Equity Incentive Plan Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.3*	Form of 2003 Equity Incentive Plan Early Exercise Stock Option Agreement. (Filed with the SEC as Exhibit 10.3 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.4*	Amended 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K, filed with the SEC on June 7, 2018, SEC File No. 001-36500.)

10.5*	Form of Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.26 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

10.6*	Form of Incentive Award Grant Notice under the 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.22 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.7*	2020 New Hire Plan.

10.8*	Form of Stock Option Grant Notice and Option Agreement under the 2020 New Hire Plan.

10.9	Form of CymaBay Indemnity Agreement. (Filed with the SEC as Exhibit 10.7 to our Form 10-K, filed with the SEC on March 17, 2018, SEC File No 001-36500.)

10.10#	PPAR-d License Agreement, dated June 20, 2006, by and between Metabolex, Inc. and Janssen Pharmaceutical NV. (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on January 12, 2018, SEC File No. 001-36500.)

10.11#	License and Development Agreement, dated June 30, 1998, by and between Metabolex, Inc. and DiaTex, Inc. (Filed with the SEC as Exhibit 10.16 to our Amendment No. 3 to Registration Statement on Form 10, filed with the SEC on November 8, 2013, SEC File No. 000-55021.)

10.12	Lease, dated November 8, 2013, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, L.P. (Filed with the SEC as Exhibit 10.27 to our Form 10-Q, filed with the SEC on November 25, 2013, SEC File No. 000-55021.)

10.13	First Amendment to Lease, dated April 16, 2018, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, LP. (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on May 8, 2018, SEC File No. 001-36500.)

10.14*	Offer Letter, dated December 6, 2013, between CymaBay Therapeutics, Inc. and Sujal Shah. (Filed with the SEC as Exhibit 10.24 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.15*	Offer Letter, dated November 21, 2013, between CymaBay Therapeutics, Inc. and Charles A. McWherter. (Filed with the SEC as Exhibit 10.26 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.16*	Offer Letter, dated August 2, 2017, between CymaBay Therapeutics, Inc. and Daniel Menold. (Filed with the SEC as Exhibit 10.4 to our Form 10-Q, filed with the SEC on August 10, 2017, SEC File No. 001-36500.)

Exhibit No.	Description of Document

10.17*	Offer Letter, dated September 4, 2018, between CymaBay Therapeutics, Inc. and Klara Dickinson. (Filed with the SEC as Exhibit 10.16 to our Form 10-K, filed with the SEC on February 28, 2019, SEC File No. 001-36500.)

10.18*	Offer Letter, dated August 27, 2020, between CymaBay Therapeutics, Inc. and Paul Quinlan.

10.19*	Non-Employee Director Compensation Program. (Filed with the SEC as Exhibit 10.17 to our Form 10-K, filed with the SEC on February 28, 2019, SEC File No. 001-36500.)

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (Incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of Vice President, Finance (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

*	Indicates management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.

CymaBay Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CymaBay Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CymaBay Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994.
Redwood City, California
March 25, 2021

CymaBay Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts and par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$28,193	$24,869
Marketable securities	118,130	166,076
Accrued interest receivable	277	687
Prepaid research and development expenses	2,221	9,910
Other prepaid expenses and current assets	2,764	1,381

Total current assets	151,585	202,923
Property and equipment, net	1,761	2,409
Operating lease right-of-use asset	272	235
Other assets	207	160

Total assets	$153,825	$205,727

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$231	$2,503
Accrued research and development expenses	4,698	9,218
Accrued restructuring	18	3,193
Other accrued liabilities	4,910	2,722

Total current liabilities	9,857	17,636
Long-term portion of operating lease liability	1,262	1,743

Total liabilities	11,119	19,379
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 68,946,092 and 68,882,459 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	819,549	812,133
Accumulated other comprehensive income	8	80
Accumulated deficit	(676,858)	(625,872)

Total stockholders’ equity	142,706	186,348

Total liabilities and stockholders’ equity	$153,825	$205,727

See accompanying notes to the consolidated financial statements.

7
3

CymaBay Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)

	Year Ended
	December 31,
	2020	2019
Operating expenses:
Research and development	$35,882	$83,837
General and administrative	17,425	19,238
Restructuring (benefit) charges	(705)	5,075

Total operating expenses	52,602	108,150

Loss from operations	(52,602)	(108,150)
Other income:
Interest income	1,616	5,342

Total other income	1,616	5,342

Net loss	$(50,986)	$(102,808)

Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(72)	138

Total other comprehensive (loss) income	(72)	138

Comprehensive loss	$(51,058)	$(102,670)

Basic and diluted net loss per common share	$(0.74)	$(1.53)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	68,893,127	67,033,046

See accompanying notes to the consolidated financial statements.

7
4

CymaBay Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share information)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock

	Shares	Amount
Balances as of December 31, 2018	59,456,493	$6	$693,534	$(58)	$(523,064)	$170,418
Issuance of common stock upon exercise of stock options	225,966	—	386	—	—	386
Stock-based compensation expense	—	—	10,468	—	—	10,468
Issuance of common stock, net of $7,254 issuance costs	9,200,000	1	107,745	—	—	107,746
Net loss	—	—	—	—	(102,808)	(102,808)
Net unrealized gain on marketable securities	—	—	—	138	—	138

Balances as of December 31, 2019	68,882,459	$7	$812,133	$80	$(625,872)	$186,348

Issuance of common stock upon exercise of stock options	63,633	—	92	—	—	92
Stock-based compensation expense	—	—	7,324	—	—	7,324
Net loss	—	—	—	—	(50,986)	(50,986)
Net unrealized loss on marketable securities	—	—	—	(72)	—	(72)

Balances as of December 31, 2020	68,946,092	$7	$819,549	$8	$(676,858)	$142,706

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(50,986)	$(102,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	632	572
Stock-based compensation expense	7,135	9,558
Accelerated vesting of stock-based compensation due to restructuring	189	910
Net accretion and amortization of investments in marketable securities	(104)	(2,237)
Changes in assets and liabilities:
Interest receivable and other current assets	(361)	(383)
Prepaid expenses	7,077	(8,697)
Other assets	(47)	2,120
Accounts payable	(2,272)	530
Accrued restructuring charges	(3,175)	3,193
Accrued liabilities	(2,813)	(669)

Net cash used in operating activities	(44,725)	(97,911)
Investing activities
Purchases of property and equipment	(21)	(315)
Purchases of marketable securities	(176,300)	(290,893)
Proceeds from maturities of marketable securities	224,278	252,881
Proceeds from sale of marketable securities	—	3,980

Net cash provided by (used in) investing activities	47,957	(34,347)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	—	107,746
Proceeds from issuance of common stock pursuant to equity award plans	92	386

Cash provided by financing activities	92	108,132
Net increase (decrease) in cash and cash equivalents	3,324	(24,126)

Cash and cash equivalents at beginning of period	24,869	48,995

Cash and cash equivalents at end of period	$28,193	$24,869

Supplemental disclosures
Cash paid for amounts included in the measurement of lease liabilities	$647	$628
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$152
See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
CymaBay Therapeutics, Inc. (the Company or CymaBay) is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s key clinical development candidate is seladelpar. Seladelpar has primarily been under development for the treatment of liver diseases including primary biliary cholangitis (PBC) and nonalcoholic steatohepatitis (NASH). The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the year ended December 31, 2020, the Company incurred a net loss of $51.0 million and used $44.7 million of cash in operations. At December 31, 2020, the Company had an accumulated deficit of $676.9 million.
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
As of December 31, 2020, the Company had cash, cash equivalents and marketable securities totaling $146.3 million.
As the Company continues to advance its clinical studies of seladelpar, cash is considered sufficient to fund the Company’s operating plan into mid-2022. The Company has historically obtained, and expects to obtain in the future, additional financing to fund its business strategy through: future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition. Market volatility resulting from the global novel coronavirus disease (COVID-19) pandemic or other factors could also adversely impact our ability to access capital when and as needed. Failure to raise sufficient capital when needed could require us to significantly delay, scale back or discontinue one or more of our product development programs or commercialization efforts or other aspects of our business plans, and our operating results and financial condition would be adversely affected.
In July 2020, the Company filed a $200.0 million registration statement on Form
S-3
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
Fair Value of Financial Instruments
The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, accrued interest receivables, prepaid expenses, other current assets, accounts payable, and accrued expenses. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, receivables, prepaid expenses, other current assets, accounts payable, and accrued expenses approximate the related fair values due to the short maturities of these instruments.
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
Level 1
—
Q
uoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2
—
Inputs other than quoted prices in active markets that are observable for the asset or liability, either directly or indirectly.
Level 3
—
Inputs that are significant to the fair value measurement and are unobservable (i.e. supported by little market activity), which requires the reporting entity to develop its own valuation techniques and assumptions.

7
8

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,415	$—	$—	$22,415

Total cash equivalents	22,415	—	—	22,415
Marketable securities:
U.S. and foreign commercial paper	—	38,561	—	38,561
U.S. and foreign corporate debt securities	—	29,189	—	29,189
Asset-backed securities	—	7,885	—	7,885
U.S. agency securities	—	23,994	—	23,994
U.S. treasury securities	—	15,499	—	15,499
Supranational debt securities	—	3,002	—	3,002

Total marketable securities	—	118,130	—	118,130

Total assets measured at fair value	$22,415	$118,130	$—	$140,545

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,597	$—	$—	$18,597

Total cash equivalents	18,597	—	—	18,597
Marketable securities:
U.S. and foreign commercial paper	—	51,102	—	51,102
U.S. and foreign corporate debt securities	—	56,729	—	56,729
Asset-backed securities	—	39,788	—	39,788
U.S. treasury securities	—	18,457	—	18,457

Total marketable securities	—	166,076	—	166,076

Total assets measured at fair value	$18,597	$166,076	$—	$184,673

The Company estimates the fair value of its money market funds, corporate debt, asset backed securities, commercial paper U.S. treasury and agency securities and supranational debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs. See Note 3 for further discussion regarding the carrying value of the Company’s financial instruments.
Cash, Cash Equivalents, and Marketable Securities
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, and money market funds.
The Company invests excess cash in marketable securities with high credit ratings that are classified in Level 1 or Level 2 of the fair value hierarchy. These securities consist primarily of corporate debt, commercial paper, asset-backed securities, U.S. treasury and agency securities and supranational debt securities and are classified as “available-for-sale.” The Company considers marketable securities as short-term investments if the maturity date is less than or equal to one year from the balance sheet date. The Company considers marketable securities as long-term investments if the maturity date is in excess of one year from the balance sheet date.
Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method. Realized gains and losses and declines in value judged to be other-than-temporary are included in interest income or expense in the consolidated statements of operations and comprehensive loss. Unrealized holding gains and losses are reported in accumulated other comprehensive loss in the consolidated balance sheets. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value.
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
Property and Equipment
Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method, and the costs are amortized over the estimated useful lives of the respective assets, which are generally three to seven years. Leasehold improvements are amortized over the shorter of the useful lives or the non-cancelable
term of the related lease. Maintenance and repair costs are charged as expense in the consolidated statements of operations and comprehensive loss as incurred.
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

8
0

Leases
The Company has one lease, a non-cancelable operating lease agreement for its corporate office. The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use assets, other accrued liabilities, and long-term portion of operating lease liabilities in our consolidated balance sheets at December 31, 2020 and 2019. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.
The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The Company does not record leases on our consolidated balance sheets when a lease has a term of one year or less.
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
The Company records expenses related to clinical studies and manufacturing development activities based on its estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In amortizing or accruing service fees, the Company estimates the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company will adjust the accrued or prepaid expense balance accordingly. To date, there have been no material differences from the Company’s estimates to the amounts actually incurred.

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
Stock-Based Compensation
Stock-based compensation is measured at fair value on the grant date of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options with service conditions and forfeitures are accounted for as they occur. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards. The determination of fair value for stock-based awards using an option-pricing model requires management to make certain assumptions regarding subjective input variables such as expected term, dividends, volatility and risk-free rate. If actual results are not consistent with the Company’s assumptions used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s results of operations.
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
In March 2020, the Families First Coronavirus Response Act (FFCR Act) and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) were each enacted in response to the
COVID-19
pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.
In June 2020, Assembly Bill 85 (A.B. 85) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2020, 2021 and 2022.
In December 2020, the Consolidated Appropriations Act, 2021 (CAA) was signed into law. The CAA included additional funding through tax credits as part of its economic package for 2021.
The FFCR Act, CARES Act, A.B. 85 and CAA did not have a material impact on the Company’s consolidated financial statements; however, the Company continues to examine the impacts the FFCR Act, CARES Act, A.B. 85 and CAA may have on its business, results of operations, financial condition and liquidity.
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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(50,986)	$(102,808)
Denominator:
Weighted average number of common stock shares outstanding	68,893,127	67,033,046
Net loss per share	$(0.74)	$(1.53)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Year Ended December 31,
	2020	2019
Common stock options	8,812	6,727
Incentive awards	101	101

Total	8,913	6,828

Recently Adopted Accounting Pronouncements
ASU
2018-18
In November 2018, the FASB issued ASU
2018-18,
Collaborative Arrangements (Topic 808):
Clarifying the Interaction between Topic 808 and Topic 606
. The guidance clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer. The amendment became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.
ASU
2018-15
In August 2018, the FASB issued ASU
No. 2018-15, Intangibles
(Topic 350):
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendment became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.
ASU
2018-13
In August 2018, the FASB issued ASU
2018-13,
Fair Value Measurement
(
Topic 820
):
Disclosure Framework
—
C
hanges to the Disclosure Requirements for Fair Value Measurement
which modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendment became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements
ASU
2016-13
In June 2016, the FASB issued ASU
No. 2016-13,
Financial Instrument
s
—
C
redit Losses (Topic 326):
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
ASU
2019-12
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The guidance is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently assessing the impact of this standard but does not believe it will have a material effect on its consolidated financial statements and related disclosures.
3. Marketable Securities
Marketable available-for-sale securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2020:
Cash equivalents:
Money market funds	$22,415	$—	$—	$22,415

Total cash equivalents	22,415	—	—	22,415
Short-term investments:
U.S. and foreign commercial paper	38,561	—	—	38,561
U.S. and foreign corporate debt securities	29,186	7	(4)	29,189
Asset-backed securities	7,883	2	—	7,885
U.S. treasury securities	23,991	3	—	23,994
U.S. agency securities	15,498	1	—	15,499
Supranational debt securities	3,003	—	(1)	3,002

Total short-term investments	118,122	13	(5)	118,130

Total marketable securities	140,537	13	(5)	140,545

8
5

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2019:
Cash equivalents:
Money market funds	$18,597	$—	$—	$18,597

Total cash equivalents	18,597	—	—	18,597
Short-term investments:
U.S. and foreign commercial paper	51,102	—	—	51,102
U.S. and foreign corporate debt securities	56,691	38	—	56,729
Asset-backed securities	39,756	33	—	39,789
U.S. treasury securities	18,447	9	—	18,456

Total short-term investments	165,996	80	—	166,076

Total marketable securities	184,593	80	—	184,673

The Company’s commercial paper and corporate debt securities consist of U.S. and foreign securities from issuers in various sectors, including finance and industry. The Company’s asset-backed securities are collateralized by credit card receivables and have investment-grade ratings. The Company’s government securities are issued by the U.S. treasury and certain U.S. government-backed agencies. Supranational debt securities consist of securities issued with funding from various national governments, including the U.S.
As of December 31, 2020 and 2019, the remaining contractual maturities of the Company’s commercial paper, corporate debt securities, asset-backed securities, U.S. treasury and agency securities and supranational debt securities
were less than 1 year. There were no realized gains and losses for the years ended December 31, 2020 and 2019. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2020 and 2019.
See Note 2 for further information regarding the fair value of the Company’s financial instruments.
4. Certain Balance Sheet Items
Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements	$2,430	$2,430
Office and computer equipment	290	290
Purchased software	44	44
Furniture and fixtures	451	430

Total	3,215	3,194
Less: Accumulated depreciation and amortization	(1,454)	(785)

Property and equipment, net	$1,761	$2,409

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was approximately $0.6 million and $0.6 million, respectively, and was recorded in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss. All of our property and equipment is located in the U.S.

8
6

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation	$3,769	$2,013
Accrued professional fees and other	659	302
Current portion of operating lease liability	482	407

Total other accrued liabilities	$4,910	$2,722

5. License Agreements
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
d
Products from the Company in the event that the Company elects to seek a third-party corporate partner for the research, development, promotion, and/or commercialization of such PPAR
d
Products. Under the terms of the agreement Janssen NV is entitled to receive up to an
8.0
% royalty on net sales of PPAR
d
Products.
No
amounts were incurred or accrued for this agreement as of and for the years ended December
31
,
2020
and
2019
.
In June
2010
, the Company entered into two development and license agreements with Janssen Pharmaceuticals, Inc. (Janssen), a subsidiary of Johnson and Johnson, to further develop and discover undisclosed metabolic disease target agonists for the treatment of Type
2
diabetes and other disorders and received a
one-time
nonrefundable technology access fee related to the agreements. The Company received a termination notice from Janssen, effectively ending these development and licensing agreements in early
April 2015
. In
December 2015
, the Company exercised an option pursuant to the terms of one of the original agreements to continue work to research, develop and commercialize compounds with activity against an undisclosed metabolic disease target. Janssen granted the Company an exclusive, worldwide license (with rights to sublicense) under the Janssen know-how
and patents to research, develop, make, have made, use, offer for sale and sell such compounds. The Company has full control and responsibility over the research, development and registration of any products developed and/or discovered from the metabolic disease target and is required to use diligent efforts to conduct all such activities.
DiaTex, Inc.
In June 1998, the Company ent
e
red into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all of the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how
(the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license
the covered IP. The license agreement contains a $
2,000
per month license fee as well as a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products. DiaTex is entitled to up to $
0.8
 million for the future development of arhalofenate, as well as royalty payments on commercial sales of products containing arhalofenate. In December 2016, the

agreement was amended by the parties to change the timing of a specified development milestone. No development payments were made or due as of and for the years ended December 31, 2020 and 2019 and no royalties have been paid to date.
6. Commitments and Contingencies
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
The Company has agreed to indemnify its officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2020 and 2019. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.
Genfit Litigation
On January 15, 2021, Genfit S.A.
(Genfit) filed a complaint against the Company in the U.S. District Court for the Northern District of California,
alleging misappropriation of trade secrets and related causes of action based on the Company’s receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with PBC.
The Complaint seeks damages in an unspecified amount as well as injunctive relief. The Company has stated in pleadings that
it did not request or take any steps to obtain Genfit’s protocol synopsis, has taken diligent steps to remove and quarantine it, and it is not using any Genfit trade secrets in the Company’s own clinical trials.
The Company intends to defend itself vigorously and does not believe that the ultimate outcome of this matter as a loss is probable nor that any amount is reasonably estimable.
7. Leases
The Company has one operating lease pertaining to 17,698 square feet of corporate office space in Newark, California pursuant to a lease agreement that commenced January 16, 2014 and was amended on April 16, 2018. At December 31, 2020 and December 31, 2019, the Company’s lease portfolio had a weighted average remaining term of 3.1 years, and 4.1 years, respectively, with an option to extend for an additional 5 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use
assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.
The Company cannot determine the implicit rate in its lease, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used an incremental borrowing rate as of the date of adoption for leases that commenced prior to January 1, 2019. The weighted average discount rate for the Company’s lease portfolio at December 31, 2020 and December 31, 2019 was 12.6% and 12.6%, respectively.
For the years ended December 31, 2020 and 2019, the Company incurred $0.5 million and $0.5 million, respectively, of lease costs included in operating expenses in the consolidated statements of operations and comprehensive loss in relation to its operating lease, a portion of which was variable rent expense and not included within the measurement of the Company’s operating ROU assets and lease liabilities. The variable rent expense consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease
components. Short-term lease costs were not material. At December 31, 2020, and December 31, 20
1
9, the Company’s operating lease
right-of-use
asset totaled $0.3 million and $0.2 million, respectively, and the operating lease liability totaled $1.7 million and $2.1 million, respectively. The short-term portion of the operating lease liability was $0.5 million and is contained within other accrued liabilities on the balance sheet, with the remaining $1.2 million liability reported on the balance sheet as long-term portion of operating lease liability.
As of December 31, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year ending December 31,
2021	667
2022	686
2023	707
2024	30

Total undiscounted future minimum lease payments	$2,090
Less: imputed interest	346

Total operating lease liability	$1,744
Less: current portion of operating lease liability	482

Long-term portion of lease liability	$1,262

8. Stockholders’ Equity
The Company is authorized to issue 10,000,000 shares of preferred stock as of December 31, 2020 and 2019, and 200,000,000 and 100,000,000 shares of common stock as of December 31, 2020 and 2019, respectively.
In July 2020, the Company filed a $200.0 million registration statement on Form
S-
3
with the SEC and entered into an
at-the-market
facility (ATM) to sell up to $75.0 million of common stock under the registration statement. To date, the Company has not sold any shares of common stock under the ATM.
The Company had reserved shares of authorized but unissued common stock as follows:

	December 31,
	2020	2019
2013 Plan	9,080,230	9,143,863
2020 Plan	750,000	—

Total reserved shares of common stock	9,830,230	9,143,863

Sale of Common Stock
On March 8, 2019, pursuant to a shelf registration statement on Form
S-3,
the Company issued 8,000,000 shares of its common stock at $12.50 per share in an underwritten public offering (referred to as the March 2019 public offering). On March 11, 2019, the underwriters fully exercised their option to purchase additional shares resulting in the issuance of an additional 1,200,000 shares. Net proceeds to the Company from the March 2019 public offering were approximately $107.7 million after deducting underwriting discounts, commissions, and other offering expenses.
9. Stock Plan
s
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
Stock option exercises are settled with shares reserved under the 2013 Plan.
The share reserve under the 2013 Plan will automatically increase on January 1 st
of each year, for a period of not more than
ten years
, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 st
of the preceding calendar year, unless the Board determines otherwise prior to December 31 st
of such calendar year.
In October 2020, the Company’s board of directors approved the 2020 New Hire Plan (the 2020 Plan), under which shares of common stock are reserved for the granting of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards by the Company as an inducement to prospective new hire employees of the Company. The 2020 Plan has a term of ten years. The 2020 Plan permits the Company to (i) grant nonqualified options to new hire employees at not less than 85% of fair value; (ii) award stock bonuses; and (iii) grant rights to acquire restricted stock at not less than 85% of fair value. Options generally vest over a four year period and have a term of ten years. The share reserve under the 2020 may be increased at the discretion of and approval by the board of directors. No options have been granted to date.
Stock Plan Activity
As of December 31, 2020, there were 167,159 shares available for grant under the 2013 Plan and an additional 750,000
 s
hares which are available for grant under the 2020 Plan, which was approved during the year ended December 31, 2020, for a total of 917,159 shares available for grant under both plans as of December 31, 2020.
In December 2020, the Board of Directors reduced the automatic share increase in the 2013 Plan share reserve that was to take place on January 1, 2021 from
5% to 4% of common shares outstanding as of December 31, 2020, thereby adding an additional 2,757,843 shares to 2013 Plan share reserve.

9
0

The following table summarizes activity in the Company’s stock option grants, including performance options:

	Shares Subject to Outstanding Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	6,726,695	$7.88
Options granted	3,611,593	4.84
Options exercised	(63,633)	1.44
Options forfeited	(492,931)	11.46
Options expired	(970,094)	9.02

Outstanding as of December 31, 2020	8,811,630	$6.35	7.60	$9,507

Vested and expected to vest as of December 31, 2020	8,811,630	6.35	7.60	$9,507

Exercisable as of December 31, 2020	4,789,242	$6.57	6.49	$5,734

The total intrinsic value of options exercised was $0.4 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.
The total fair value of options vested was $3.3 million and $9.9 million for the years ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, unamortized stock-based compensation expense of $17.9 million is expected to be recognized over a weighted average period of 2.8 years.
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
The Company recorded no
 s
tock-based compensation expense in the years ended December 31, 2020 and 2019 pertaining to its incentive awards. Incentive awards outstanding totaled 101,441 as of December 31, 2020 and 2019, respectively.

9
1

Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$2,739	$4,361
General and administrative	4,396	5,197
Restructuring charges	189	910

Total stock-based compensation expense	$7,324	$10,468

Valuation Assumptions
The following table presents the weighted-average assumptions the Company used in the Black-Scholes option-pricing model to derive the grant date fair values of stock options granted in each of the years presented along with the resulting estimated weighted-average grant date fair values per share:

	Year Ended December 31,
	2020	2019
Expected term (years)	6.1	6.2
Expected volatility	105%	76%
Risk-free interest rate	0.4%	2.1%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$3.91	$5.60
Expected Term
The Company does not believe it can currently place reliance on its historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term. Therefore, for stock option grants made during the years ended December 31, 2020 and 2019, the Company has elected to use the simplified method for estimating the expected term, which is an average of the contractual term of the options and its ordinary vesting period. The expected term represents the period of time that options are expected to be outstanding.
Expected Volatility
As the Company has had limited trading history for its common stock, the expected stock price volatility for the Company’s common stock was estimated historically by considering the volatility rates of similar publicly traded peer entities within the life sciences industry prior to 2020 in a blended volatility methodology which weighted our own historical volatility as well as the historical volatility of the peer entities over a period commensurate with the expected term of the awards granted during the year. In 2020, the Company determined its historical stock price data was sufficient to exclusively estimate volatility thereafter. The change in estimate did not have a material impact on the Company’s estimated fair value of its awards.
Risk-Free Interest Rate
The risk-free interest rate assumption was based on U.S. treasury instruments with constant maturities whose term was consistent with the expected term of stock options granted by the Company.

9
2

Expected Dividend Yield
The Company has never declared or paid cash dividends and does not plan to pay cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero.
10. 401(k) Plan
The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. As is permitted under the plan, the Company has elected to match employee contributions up to $750 and accordingly matching contributions totaling an insignificant amount were made in the years ended December 31, 2020 and 2019.
11. Income Taxes
No provision for U.S. income taxes exists due to tax losses incurred in all periods presented. All losses incurred were U.S. based. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Federal and state net operating loss carryforwards	$123,144	$107,213
State and federal research and development tax credit carryforwards	28,861	25,661
Capitalized research and development	2,363	4,725
Stock-based compensation	3,822	3,562
Other	1,256	1,199

Total deferred tax assets	159,446	142,360
Deferred tax liabilities:
Depreciation and amortization	(269)	(372)
Other	(57)	(49)

Total deferred tax liabilities	(326)	(421)
Valuation allowance	(159,120)	(141,939)

Net deferred tax assets	$—	$—

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $17.2 million and $23.6 million due to the increase in the Company’s taxable losses during the years ended December 31, 2020 and 2019, respectively.
The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	December 31,
	2020	2019
Income tax benefit at federal statutory tax rate	$(10,707)	$(21,589)
Change in valuation allowance	17,181	23,587
State income taxes, net of federal benefit	(4,768)	3,810
Research credits	(2,911)	(6,555)
Cancelled options	982	315
Other	223	432

Income tax (benefit) expense	$—	$—

Pursuant to Internal Revenue Code (IRC), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company completed an analysis under IRC Sections 382 and 383 through December 21, 2007 and determined that the Company’s net operating losses and research and development credits were subject to limitations due to changes in ownership through December 31, 2007. The net operating loss carryforwards reflected in the deferred tax assets at December 31, 2020 have been adjusted to reflect Section 382 limitations resulting from that change. The Company has been in a net operating loss position since 2008. The Company has not performed any additional analysis for IRC Sections 382 and 383 and there is a risk that additional changes in ownership could have occurred since December 31, 2007. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.
As of December 31, 2020, the Company had federal net operating loss carryforwards of $490.4 million and state net operating loss carryforwards of $288.6 million to offset future taxable income, if any. In addition, the Company had federal research and development tax credit carryforwards of $10.1 million, federal orphan drug tax credit carryforwards of $21.4 million, and state research and development tax credit carryforwards of $5.8 million. If not utilized, the federal net operating losses for the years beginning before January 1, 2018 of $255.7 million will expire beginning in 2024 through 2037, and the federal net operating losses for the tax years beginning after January 1, 2018 of $234.7 million will be carried forward indefinitely (subject to certain utilization limitations). The state net operating loss carryforwards will expire beginning in
2028 through
2040. The federal research and development and federal orphan drug tax credit carryforwards expire 2021 through 2040, and the state tax credit will carry forward indefinitely. Interest and penalties for the years ended December 31, 2020 and 2019 were not material
The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Total
Balances as of December 31, 2018	$4,584
Increases related to prior year tax positions	83
Increases related to 2019 tax positions	1,719

Balances as of December 31, 2019	6,386
Decreases related to prior year tax positions	(58)
Increases related to 2020 tax positions	877

Balances as of December 31, 2020	$7,205

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

12. Restructuring
In December 2019, the Company commenced a reorganization plan to reduce its operating costs and better align its workforce with the needs of its business following the Company’s November 2019 announcement that it had halted clinical development of seladelpar. The restructuring liability is included in current liabilities on the consolidated balance sheets. The Company incurred restructuring charges of $5.1 million for the year ended December 31, 2019 and a restructuring benefit of $0.7 million for the year ended December 31, 2020.
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
The following table summarizes the accrued restructuring liabilities and utilization by cost type associated with the restructuring activities (in thousands):

	Termination Benefits	Contract Termination Costs	Total
Balances as of December 31, 2018	$—	$—	$—
Restructuring charges	2,912	413	3,325
Reductions for cash payments	(132)	—	(132)

Balances as of December 31, 2019	2,780	413	3,193
Change in estimates	(539)	(413)	(952)
Reductions for cash payments	(2,223)	—	(2,223)

Balances as of December 31, 2020	$18	$—	$18

In addition to the activity in the above table, during the year ended December 31, 2019, the Company also recognized $1.8 million in restructuring charges related to $0.9 million of nonrefundable prepaid research and development costs for clinical trial materials no longer expected be delivered and $0.9 million of accelerated vesting for stock-based compensation for executives subject to the reorganization plan.
During the year ended December 31, 2020, the activity in the table above reflects a $0.5 million reversal of severance liabilities associated with severance benefits that were forfeited by certain executives pursuant to the terms of their respective employment agreements, and a reversal of $0.4 million of contract termination costs resulting from a subsequent arrangement between the Company and the vendor to waive these costs. In addition to the activity in the above table, during the year ended December 31, 2020, the Company also recognized in restructuring charges $0.2 million of non-cash,
stock-based compensation associated with the acceleration of stock options of a departed executive.
Substantially all the cash payments the Company is obligated to make pursuant to its restructuring plan were paid during 2020.
Item 16. Form
10-K
Summary
None.

9
5

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CymaBay Therapeutics, Inc.
Registrant

March 25, 2021	/s/ Sujal Shah
Date	Sujal Shah President and Chief Executive Officer
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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Sujal Shah Sujal Shah	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2021

/s/ Daniel Menold Daniel Menold	Vice President, Finance (Principal Financial and Accounting Officer)	March 25, 2021

/s/ Robert J. Wills Robert J. Wills, Ph.D.	Director	March 25, 2021

/s/ Kurt von Emster Kurt von Emster, CFA	Director	March 25, 2021

/s/ Caroline Loewy Caroline Loewy	Director	March 25, 2021

/s/ Paul F. Truex Paul F. Truex	Director	March 25, 2021