Form 10-Q
period 2021-03-31
CymaBay Therapeutics, Inc.
filed 2021-05-13
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2021
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
of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2021, there were 68,995,772 shares of the registrant’s common stock outstanding.

CYMABAY THERAPEUTICS, INC.
QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CymaBay Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$43,326	$28,193
Marketable securities	82,132	118,130
Accrued interest receivable	265	277
Prepaid research and development expenses	5,631	2,221
Other prepaid expenses and current assets	1,919	2,764

Total current assets	133,273	151,585

Property and equipment, net	1,690	1,761
Operating lease right-of-use asset	273	272
Other assets	1,446	207

Total assets	$136,682	$153,825

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,606	$231
Accrued research and development expenses	3,294	4,698
Other accrued liabilities	3,009	4,928

Total current liabilities	7,909	9,857
Long-term portion of operating lease liability	1,127	1,262
Total liabilities	9,036	11,119
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 68,946,092 and 68,946,092 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	822,054	819,549
Accumulated other comprehensive (loss) income	(6)	8
Accumulated deficit	(694,409)	(676,858)

Total stockholders’ equity	127,646	142,706

Total liabilities and stockholders’ equity	$136,682	$153,825

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$12,382	$9,509
General and administrative	5,236	4,418

Total operating expenses	17,618	13,927

Loss from operations	(17,618)	(13,927)
Interest income	67	839

Net loss	$(17,551)	$(13,088)

Other comprehensive loss:
Unrealized loss on marketable securities	(14)	(210)

Total other comprehensive loss	(14)	(210)

Comprehensive loss	$(17,565)	$(13,298)

Basic and diluted net loss per common share	$(0.25)	$(0.19)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	68,946,092	68,882,459
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(17,551)	$(13,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	153
Stock-based compensation expense	2,505	1,998
Net accretion and amortization of investments in marketable securities	196	(205)
Changes in assets and liabilities:
Interest receivable and other current assets	299	310
Prepaid research and development expenses and other prepaid assets	(2,852)	1,951
Other assets	(1,239)	—
Accounts payable	1,375	(1,290)
Accrued liabilities	(3,458)	(4,537)

Net cash used in operating activities	(20,561)	(14,708)
Investing activities
Purchases of property and equipment	(94)	—
Purchases of marketable securities	(18,212)	(65,503)
Proceeds from maturities of marketable securities	54,000	112,136

Net cash provided by investing activities	35,694	46,633
Financing activities

Cash provided by financing activities	—	—

Net increase in cash and cash equivalents	15,133	31,925
Cash and cash equivalents at beginning of period	28,193	24,869

Cash and cash equivalents at end of period	$43,326	$56,794

Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$166	$161
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

	Three Months Ended March 31, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	68,946,092	$7	$819,549	$8	$(676,858)	$142,706
Stock-based compensation expense	—	—	2,505	—	—	2,505
Net loss	—	—	—	—	(17,551)	(17,551)
Net unrealized loss on marketable securities	—	—	—	(14)	—	(14)

Balances as of March 31, 2021	68,946,092	$7	$822,054	$(6)	$(694,409)	$127,646

	Three Months Ended March 31, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	68,882,459	$7	$812,133	$80	$(625,872)	$186,348
Stock-based compensation expense	—	—	1,998	—	—	1,998
Net loss	—	—	—	—	(13,088)	(13,088)
Net unrealized loss on marketable securities	—	—	—	(210)	—	(210)

Balances as of March 31, 2020	68,882,459	$7	$814,131	$(130)	$(638,960)	$175,048

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business
CymaBay Therapeutics, Inc. (the Company or CymaBay) is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s key clinical development candidate is seladelpar. Seladelpar has been under development primarily for the treatment of liver diseases, including primary biliary cholangitis (PBC) and nonalcoholic steatohepatitis (NASH). The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three months ended March 31, 2021, the Company incurred a net loss of $17.6 million and used $20.6 million of cash in operations. At March 31, 2021, the Company had an accumulated deficit of $694.4 million.
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
As of March 31, 2021, the Company had cash, cash equivalents and marketable securities totaling
$125.5
million. As the Company continues to advance its clinical studies of seladelpar, the Company believes these funds are sufficient to fund the Company’s current operating plan into mid-2022. The Company has historically obtained, and expects to obtain in the future additional financing to fund its business strategy through: future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition. Market volatility resulting from the global novel coronavirus disease (COVID-19) pandemic or other factors could also adversely impact the Company’s ability to access capital when and as needed. Failure to raise sufficient capital when needed could require the Company to significantly delay, scale back or discontinue one or more of the its product development programs, commercialization efforts, or other aspects of its business plans, and the Company’s operating results and financial condition would be adversely affected.
2. Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying interim condensed consolidated financial statements are unaudited and are comprised of the accounts of CymaBay and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.
These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which requires management to make informed estimates and assumptions that impact the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes, and the requirements of the United States Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted.

In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2020, which is contained in the Company’s Annual Report on Form
10-K
as filed with the SEC on March 25, 2021. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the entire year ending December 31, 2021 or future operating periods.
The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates and assumptions. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each reporting period and updated to reflect current information and any changes in estimates will generally be reflected in the period first identified.
Fair Value of Financial Instruments
The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, accrued interest receivable, prepaid research and development expenses, other prepaid expenses and current assets, accounts payable, and accrued expenses. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of financial instruments such as cash and cash equivalents, receivables, prepaid expenses, other current assets, accounts payable, and accrued expenses approximate the related fair values due to the short maturities of these instruments.
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

The following tables present the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$38,460	$—	$—	$38,460

Total cash equivalents	38,460	—	—	38,460
Marketable securities:
U.S. treasury securities	—	8,000	—	8,000
U.S. and foreign commercial paper	—	33,475	—	33,475
U.S. and foreign corporate debt securities	—	23,677	—	23,677
Asset-backed securities	—	13,978	—	13,978
Supranational debt securities	—	3,002	—	3,002

Total marketable securities	—	82,132	—	82,132

Total assets measured at fair value	$38,460	$82,132	$—	$120,592

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,415	$—	$—	$22,415
U.S. commercial paper	—	—	—	—

Total cash equivalents	22,415	—	—	22,415
Marketable securities:
U.S. treasury securities	—	15,499	—	15,499
U.S. and foreign commercial paper	—	38,561	—	38,561
U.S. and foreign corporate debt securities	—	29,189	—	29,189
U.S. agency securities	—	23,994	—	23,994
Asset-backed securities	—	7,885	—	7,885
Supranational debt securities	—	3,002	—	3,002

Total marketable securities	—	118,130	—	118,130

Total assets measured at fair value	$22,415	$118,130	$—	$140,545

The Company estimates the fair value of its money market funds, corporate debt, asset-backed securities, commercial paper, U.S. treasury and agency securities, and supranational debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

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
For our investments as of March 31, 2021 and December 31, 2020, there were no material unrealized gains or losses.
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
Stock-Based Compensation
Stock-based compensation is measured at fair value on the grant date of the award. Compensation cost is recognized as expense on a straight-line basis over the vesting period for options with service conditions, and forfeitures are accounted for as they occur. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards. The determination of fair value for stock-based awards using an option-pricing model requires management to make certain assumptions regarding subjective input variables such as expected term, dividends, volatility and risk-free rate. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s results of operations.
Net Loss Per Common Share
Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding equivalents during the period. Diluted net loss per share of common stock is calculated as the weighted average number of shares of common stock outstanding adjusted to include the assumed exercises of stock options, if dilutive.
In all periods presented, the Company’s outstanding stock options were excluded from the calculation of net loss per share because their effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(17,551)	$(13,088)
Denominator:
Weighted average number of common stock shares outstanding	68,946,092	68,882,459
Net loss per share	$(0.25)	$(0.19)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2021	2020
Common stock options	10,052	6,117
Incentive awards	101	101

Total	10,153	6,218

Recently Adopted Accounting Pronouncements
ASU
2019-12
In December 2019, the FASB issued ASU
2019-12,
Income
Taxes
(Topic 740):
Simplifying
the
Accounting
for
Income
Taxes
, which removes certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The guidance became effective for the Company on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures for the three months ended March 31, 2021.

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
Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which deferred the adoption deadline for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, and entities are required to use a modified retrospective approach, with certain exceptions. The Company intends to adopt the standard on January 1, 2023 and are currently assessing potential effects of the guidance prior to the adoption date.

3. Other Accrued Liabilities
Other accrued liabilities consist of (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation	$1,504	$3,769
Accrued professional fees and other	1,003	677
Current portion of operating lease liability	502	482

Total other accrued liabilities	$3,009	$4,928

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
d
Products from the Company in the event that the Company elects to seek a third party corporate partner for the research, development, promotion, and/or commercialization of such PPAR
d
Products. Under the terms of the agreement Janssen NV is entitled to receive up to an
8.0%

royalty on net sales of PPAR
d
Products
.
No
amounts were incurred or accrued for this agreement as of and for the three months ended March 31, 2021 and 2020.
DiaTex, Inc.
In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how
(the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license
the covered IP. The license agreement contains a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products containing arhalofenate. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone. No development payments were made or became due as of and for the three months ended March 31, 2021 and 2020 and no royalties have been paid to date.
5. Stock Plans and Stock-Based Compensation
Stock Plans
As permitted under the provisions of the Company’s 2013 Equity Incentive Plan (
the
2013 Plan), the Board of Directors reduced the automatic increase in the share reserve from 5%

to 4%
of common shares outstanding as of December 31, 2020, thereby adding an additional
 2,757,843 shares to 2013 Plan share reserve on January 1, 2021. As of March 31, 2021, there were 1,684,439 shares available for grant under the 2013 Plan and an additional
 750,000
shares available under the 2020 New Hire Plan (the 2020 Plan), for a total of 2,434,439 shares available for grant under both plans as of March 31, 2021. During the three months ended March 31, 2021, the Company granted 1,312,216 stock options, which primarily related to its option grants issued to employees.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$1,077	$444
General and administrative	1,428	1,554

Total stock-based compensation expense	$2,505	$1,998

6. Commitments and Contingencies
Genfit Litigation
On January 15, 2021
, Genfit S.A. (Genfit) filed a complaint against the Company in the U.S. District Court for the Northern District of California, alleging misappropriation of trade secrets and related causes of action based on the Company’s receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis. An Amended Complaint was filed on April 16, 2021 with substantially the same allegations. Genfit seeks damages in an unspecified amount as well as injunctive relief. On March 12, 2021, the Court granted a Temporary Restraining Order (later converted to a Preliminary Injunction), prohibiting the Company from accessing or disseminating the protocol synopsis, using any Genfit trade secrets contained therein or destroying any evidence related thereto. The Company has not yet filed its Reply to the Amended Complaint. The Company intends to defend itself vigorously. While the outcome of any litigation is inherently uncertain, based on currently available information, management does not currently believe a loss associated with this matter is probable, nor is any amount reasonably estimable, and accordingly no amounts have been recorded or disclosed in the financial statements as of and for the quarter ended March 31, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.
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
and are statements regarding our current expectation, belief, or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding our expectations with respect to the following: our business and scientific strategies; the progress of our product development programs, including whether we may resume clinical testing, and the timing of results thereof; regulatory submissions and approvals; the impact of the
COVID-19
pandemic on our company and operations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements for many reasons. Factors that might cause such a difference include those discussed under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form
10-Q.
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

In late 2019, we terminated our NASH Phase 2b study and our ongoing PBC studies. The decision to halt development of seladelpar was based on initial histological observations in the NASH Phase 2b study that were observed in the first blinded tranche of liver biopsies in the trial. These observations were characterized by an interface hepatitis presentation, with or without biliary injury. Although these patients had stable or improving biochemical markers of liver disease, the decision to halt development was based on a need to understand the significance of the observations, and possible impact on patients, before dosing additional patients with seladelpar. The U.S. Food and Drug Administration (FDA) agreed with this decision and subsequently placed a formal clinical hold on seladelpar. Thereafter, in December 2019, we announced a restructuring plan to reduce our workforce by approximately 60% to control our operating costs, and we commenced a process to evaluate strategic alternatives to maximize stockholder value, pending further investigation of the histological observations. In May 2020, an independent expert panel completed a review of the findings and unanimously concluded that the data in aggregate did not support liver injury related to seladelpar. We subsequently discussed the data, the panel’s conclusions, and other matters with the FDA and in July 2020, the FDA lifted the clinical hold, thereby permitting us to reinstate clinical development of seladelpar. Specifically, we made the strategic decision to refocus our strategy primarily on clinical development of seladelpar in PBC and to explore the potential to partner seladelpar in NASH in a combination study with other complimentary agents. In addition, we are evaluating opportunities to develop other internal programs and possibly acquire or in-license new
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
The study also included pathology assessments of liver biopsy samples at baseline and at 52 weeks to examine the potential of seladelpar treatment to resolve NASH and/or decrease fibrosis. In preclinical studies, Seladelpar was found to reverse NASH pathology, decrease fibrosis, inflammation, hepatic lipids and reverse insulin resistance in the foz
/foz
 mouse which is a diabetic obese model of NASH. In February 2019, we announced full enrollment of 181 patients with liver biopsy proven NASH at specialized U.S. investigational centers. In June 2019, we announced results from the primary efficacy outcome, which were that treatment with seladelpar resulted in significant reductions in liver fat but that these changes were not significant when compared to placebo, which also had significant reductions. Treatment with seladelpar did, however, result in robust and clinically meaningful reductions in markers associated with liver injury. In November 2019, we terminated this trial based on initial histological observations. Although these patients had stable or improving biochemical markers of liver disease, we halted dosing of patients with seladelpar due to the lack of understanding the significance of the observations, and possible impact on patients. Subsequent investigation indicated there was no seladelpar-induced liver injury in the Phase 2b study patients. As we continue to believe seladelpar may have therapeutic benefit in NASH patients, using the data accumulated to date from our Phase 2b study, we intend to explore the potential to partner seladelpar in NASH in a combination study with other complementary agents.
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
study will assess whether
MBX-2982
can enhance glucagon secretion during insulin-induced hypoglycemia in subjects with T1D. If successful, studies to evaluate
MBX-2982
as a potential preventive therapy for hypoglycemia in patients with T1D may be warranted. The study is being led by the AdventHealth Translational Research Institute in Orlando, Florida and is fully funded by The Leona M. and Harry B. Helmsley Charitable Trust. We retain full commercial rights to
MBX-2982.
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
outbreak a pandemic. Accordingly, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the first quarter of 2020. As a result of the
COVID-19
pandemic, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the initiation and completion of certain clinical studies, and other associated drug development activities. Possible future disruptions are currently difficult to foresee. We continue to monitor areas of potential risk which include, but are not limited to, the following:

•
Remote workforce operations
—To date, our workforce has adapted to remotely working to maintain operations. Our increased and continuing reliance on personnel working from home could potentially negatively impact future productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, remote operations could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which may result in increased costs to us.

•
Clinical trial and drug manufacturing operations
—In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the United States and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors have adapted to
COVID-19
related travel restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward completion of our existing clinical trials. However, in the future, as we look to enroll and complete the clinical development of seladelpar and initiate other programs, our research and development employees and contractors may not be able to sufficiently access their applicable work facilities as a result of continued facility closure orders and the possibility that governmental authorities might further modify such restrictions. Furthermore, patients we expect to enroll in our future clinical trials may also be impacted by any ongoing travel and facility access restrictions. Although we and our contractors continue to plan for and develop pandemic-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact that travel and facility access restrictions (or other unanticipated impediments) may have on our ability to execute our research and development activities in a timely and cost-effective manner.
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

Overall, we cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
outbreak will have on our consolidated financial condition and operations. The impact of the
COVID-19
coronavirus outbreak on our financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions, which could result in unexpected costs to us. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.
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
for the year ended December 31, 2020 with the SEC on March 25, 2021. For a description of our critical accounting policies, please refer to our Annual Report on Form
10-K.

Recent Accounting Pronouncements
Refer to “Note 2. Summary of Significant Accounting Policies” in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of recent accounting pronouncements.
Results of Operations
General
To date, we have not generated any income from operations. As of March 31, 2021, we had an accumulated deficit of $694.4 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. All of our product candidates are at various stages of development and will require additional work and regulatory approval before they can be licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate a sufficient amount of product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through public or private equity offerings, debt financings or a combination of the foregoing.
Operating Results
Our results of operations are presented below (in thousands):

	Three Months Ended March 31,		Change Q1
	2021	2020	2021 vs 2020
($ in thousands)
Operating expenses:
Research and development	$12,382	$9,509	$2,873
General and administrative	5,236	4,418	818

Total operating expenses	17,618	13,927	3,691

Loss from operations	(17,618)	(13,927)	(3,691)
Interest income	67	839	(772)

Net loss	$(17,551)	$(13,088)	$(4,463)

Research & Development Expenses
Conducting research and development is central to our business model. Research and development expenses increased $2.9 million to $12.4 million from $9.5 million for the three months ended March 31, 2021 and 2020, respectively. This increase was largely due to activities associated with the development of seladelpar focusing primarily on our late-stage PBC program. In 2020, expenses included costs associated with shutdown of certain clinical trials after the seladelpar program was placed on clinical hold in late 2019 pending further investigation. This investigation was concluded in the second quarter of 2020, the clinical hold was subsequently lifted in July 2020, and we made the decision to restart the seladelpar development program. We expect that our research and development expenses will continue to increase in the future due to our decision to reinstate development of seladelpar.

For the three months ended March 31, 2021 and 2020, research and development expenses were $12.4 million and $9.5 million, respectively. Research and development expenses are detailed in the table below (in thousands):

	Three Months Ended March 31,		Change Q1
	2021	2020	2021 vs 2020
Project costs:
Seladelpar PBC clinical studies	$5,903	$5,584	$319
Seladelpar NASH clinical studies	(10)	897	(907)
Seladelpar PSC clinical studies	—	252	(252)
Seladelpar drug manufacturing & development	754	237	517
Seladelpar other studies	123	125	(2)
Non-seladelpar studies	982	230	752

Total project costs	7,752	7,325	427
Internal research and development costs	4,630	2,184	2,446

Total research and development	$12,382	$9,509	$2,873

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.
Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.
Comparison of three months ended March 31, 2021 and 2020
Total project costs increased by $0.4 million to $7.8 million from $7.3 million for the three months ended March 31, 2021 and 2020, respectively. Project costs for the three months ended March 31, 2021 and 2020 primarily consisted of seladelpar-related clinical trial expenses for PBC. These cost increases were primarily driven by the decision to restart development of the seladelpar program in July 2020 following the FDA’s decision to lift the clinical hold on the program. Internal research and development costs increased by $2.4 million to $4.6 million from $2.2 million for the three months ended March 31, 2021 and 2020, respectively, primarily due to higher employee compensation incurred in the first three months of 2021 as compared to the first quarter of 2020 as we hired additional research and development personnel to support the restart of our clinical studies. As we continue to progress late-stage development of seladelpar in PBC as well as development activities associated with other product candidates, we expect both total project and internal costs to increase in the future.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.
Comparison of three months ended March 31, 2021 and 2020
General and administrative expenses increased by $0.8 million to $5.2 million from $4.4 million for the three months ended March 31, 2021 and 2020, respectively. The increase was driven primarily by the hiring of additional general and administrative personnel in the second of half of 2020 after we made the decision to restart our development activities. We expect general and administrative expenses to increase in the future as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities.
Interest Income
Interest income decreased by $0.8 million to $0.1 million from $0.8 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest income was driven primarily by lower prevailing interest rates and a reduced investment portfolio balance compared to the prior year period.

Liquidity and Capital Resources
We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At March 31, 2021, cash, cash equivalents and marketable securities totaled $125.5 million, compared to $146.3 million at December 31, 2020. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including deposits, money market funds, corporate debt, commercial paper, asset-backed securities, U.S. treasury securities, and supranational debt securities investments. We invest cash in excess of immediate requirements with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk. We believe these funds are sufficient to fund our current operating plan into mid-2022.
Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(20,561)	$(14,708)
Net cash provided by investing activities	35,694	46,633

Net increase in cash and cash equivalents	$15,133	$31,925

Operating Activities
: Net cash used in operating activities for the three months ended March 31, 2021 increased by $5.9 million to $20.6 million as compared to $14.7 million for the same period in the prior year, primarily due to an increase in our net loss to $17.6 million from $13.1 million in the prior year period as a result of our restart of the seladelpar development program following the lifting of the clinical hold in July 2020. In addition, cash was used to fund changes in our working capital.
Investing Activities:
Net cash provided by investing activities was $35.7 million for the three months ended March 31, 2021 compared to $46.6 million for the same period in the prior year, primarily due to the timing of our investments in marketable securities and portfolio risk management.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of March 31, 2021 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of March 31, 2021.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the
COVID-19
pandemic. We are continually monitoring and assessing the
COVID-19
situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 15, 2021, Genfit S.A. (Genfit) filed a complaint against us in the U.S. District Court for the Northern District of California, alleging misappropriation of trade secrets and related causes of action based on our receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis. An Amended Complaint was filed on April 16, 2021 with substantially the same allegations. Genfit seeks damages in an unspecified amount as well as injunctive relief. We have stated in pleadings that we did not request or take any steps to obtain Genfit’s protocol synopsis, have taken diligent steps to remove and quarantine it, and are not using any Genfit trade secrets in our clinical trials. On March 12, 2021, the court granted a Temporary Restraining Order (later converted to a Preliminary Injunction), prohibiting us from accessing or disseminating the protocol synopsis, using any Genfit trade secrets contained therein or destroying any evidence related thereto. We have not yet filed our Reply to the Amended Complaint. We intend to defend ourselves vigorously.
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
RISK FACTOR SUMMARY
We are subject to a number of risks that if realized could materially harm our business, prospects, operating results, and financial condition. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A of this Form
10-Q
“Risk Factors.” Please carefully consider all of the information in this Form
10-Q,
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

Risks Related to Commercialization of Our Product Candidates

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

Risks Related to Our Intellectual Property

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

Other Risks Factors—Risks Related to Employees, Information Technology, and Owning Our Common Stock

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
COVID-19
pandemic.
On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus causing the disease
COVID-19
a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” While the
COVID-19
pandemic did not materially adversely affect our business operations in the three month periods ended March 31, 2021 and 2020, economic and health conditions in the United States and across most of the globe have continued to change during the first quarter of 2021. As a result of the
COVID-19
pandemic, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the completion of our clinical studies and other associated drug development activities. Possible future disruptions are currently difficult to foresee and include, but are not limited to, potential risk areas as noted below:

•
We are currently starting up clinical trials in geographies that are affected by the
COVID-19
pandemic. While we have not experienced significant impacts to our clinical activities through March 31, 2021, we believe that the COVID-19 pandemic
could potentially have an impact on various aspects of our clinical activities in the future. For example, pandemic related restrictions, including stay-at-home
orders and curtailment of all but essential services, could reduce the rate of patient enrollment in our RESPONSE clinical trial and other clinical studies, and impair the ability to efficiently treat patients at investigator sites. Additionally, our employees, representatives from our clinical research organization partners, and study investigators may be unable to efficiently collaborate to conduct investigator site activities in-person
at the sites (as per standard practice) and may be required to delay, or alter their approach to complete this work due to diversion of resources at clinical sites or continued government-imposed limitations on travel. Further, our employees and representatives from our contract manufacturing organizations may experience unanticipated challenges producing and distributing sufficient quantities of clinical drug supplies for use in our clinical trials.

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

•
Our increased and continuing reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security and data privacy risks, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which could result in increased costs to us.

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
We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of March 31, 2021, we had cash, cash equivalents and marketable securities of approximately $125.5 million. We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. We may also choose to raise additional equity and/or debt capital if appropriate opportunities become available. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.
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
Significant additional capital may be needed in the future to continue our product development efforts in current and future clinical trials and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of March 31, 2021 was 2,434,439 shares.
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

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 26, 2020, SEC File No. 001-36500).

3.3	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial and Accounting Officer) pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL, tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2021

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:	May 13, 2021