Form 10-Q
period 2021-06-30
CymaBay Therapeutics, Inc.
filed 2021-08-12
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2021
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
of the Exchange Act).    Yes ☐    No  ☒
As of July 31, 2021, there were 68,997,938 shares of the registrant’s common stock outstanding.

CYMABAY THERAPEUTICS, INC.
QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CymaBay Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$32,897	$28,193
Marketable securities	73,237	118,130
Accrued interest receivable	227	277
Prepaid research and development expenses	6,060	2,221
Other prepaid expenses and current assets	1,392	2,764

Total current assets	113,813	151,585

Property and equipment, net	1,511	1,761
Operating lease right-of-use asset	270	272
Other assets	1,447	207

Total assets	$117,041	$153,825

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,050	$231
Accrued research and development expenses	4,126	4,698
Other accrued liabilities	3,783	4,928

Total current liabilities	8,959	9,857
Long-term portion of operating lease liability	988	1,262

Total liabilities	9,947	11,119
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 68,997,938 and 68,946,092 shares issued and outstanding as of J une 3 0 , 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	824,717	819,549
Accumulated other comprehensive (loss) income	1	8
Accumulated deficit	(717,631)	(676,858)

Total stockholders’ equity	107,094	142,706

Total liabilities and stockholders’ equity	$117,041	$153,825

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$16,745	$7,942	$29,127	$17,451
General and administrative	6,521	3,210	11,757	7,628

Total operating expenses	23,266	11,152	40,884	25,079

Loss from operations	(23,266)	(11,152)	(40,884)	(25,079)
Interest income	44	426	111	1,265

Net loss	$(23,222)	$(10,726)	$(40,773)	$(23,814)

Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	7	316	(7)	106

Total other comprehensive (loss) income	7	316	(7)	106

Comprehensive loss	$(23,215)	$(10,410)	$(40,780)	$(23,708)

Basic and diluted net loss per common share	$(0.34)	$(0.16)	$(0.59)	$(0.35)

Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	68,985,461	68,885,108	68,965,885	68,883,783

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(40,773)	$(23,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339	309
Stock-based compensation expense	5,062	2,961
Write-off of deferred financing costs	312	—
Net accretion and amortization of investments in marketable securities	426	(306)
Changes in assets and liabilities:
Interest receivable and other current assets	178	478
Prepaid research and development expenses and other prepaid assets	(2,793)	6,510
Other assets	(1,240)	—
Accounts payable	798	(2,027)
Accrued liabilities	(2,084)	(6,568)

Net cash used in operating activities	(39,775)	(22,457)
Investing activities
Purchases of property and equipment	(87)	—
Purchases of marketable securities	(33,820)	(65,504)
Proceeds from maturities of marketable securities	78,280	159,136

Net cash provided by investing activities	44,373	93,632
Financing activities
Proceeds from issuance of common stock pursuant to equity award plans	106	7

Cash provided by financing activities	106	7

Net increase in cash and cash equivalents	4,704	71,182
Cash and cash equivalents at beginning of period	28,193	24,869

Cash and cash equivalents at end of period	$32,897	$96,051

Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$332	$323
Supplemental non-cash investing and financing activities
Accrued financing costs	$93	$205
Accrued financing costs in accounts payable	$21	$—
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

	Three and Six Months Ended June 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	68,946,092	$7	$819,549	$8	$(676,858)	$142,706
Stock-based compensation expense	—	—	2,505	—	—	2,505
Net loss	—	—	—	—	(17,551)	(17,551)
Net unrealized loss on marketable securities	—	—	—	(14)	—	(14)

Balances as of March 31, 2021	68,946,092	$7	$822,054	$(6)	$(694,409)	$127,646

Issuance of common stock upon exercise of stock options	51,846	—	106	—	—	106
Stock-based compensation expense	—	—	2,557	—	—	2,557
Net loss	—	—	—	—	(23,222)	(23,222)
Net unrealized gain on marketable securities	—	—	—	7	—	7

Balances as of June 30, 2021	68,997,938	$7	$824,717	$1	$(717,631)	$107,094

	Three and Six Months Ended June 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	68,882,459	$7	$812,133	$80	$(625,872)	$186,348
Stock-based compensation expense	—	—	1,998	—	—	1,998
Net loss	—	—	—	—	(13,088)	(13,088)
Net unrealized loss on marketable securities	—	—	—	(210)	—	(210)

Balances as of March 31, 2020	68,882,459	$7	$814,131	$(130)	$(638,960)	$175,048

Issuance of common stock upon exercise of stock options	4,633	—	7	—	—	7
Stock-based compensation expense	—	—	963	—	—	963
Net loss	—	—	—	—	(10,726)	(10,726)
Net unrealized gain on marketable securities	—	—	—	316	—	316

Balances as of June 30, 2020	68,887,092	$7	$815,101	$186	$(649,686)	$165,608

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
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2021, the Company incurred a net loss of $23.2 million and $40.8 million, respectively. During the six months ended June 30, 2021, the Company used $39.8 million of cash in operations. At June 30, 2021, the Company had an accumulated deficit of $717.6 million.
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
As of June 30, 2021, the Company had cash, cash equivalents and marketable securities totaling $106.1 million.
On July 30, 2021, the Company entered into a development financing arrangement with ABW Cyclops SPV LP, an affiliate of Abingworth LLP (“Abingworth”), pursuant to which Abingworth will pay up to $100.0 million of total funding, pursuant to which Abingworth has committed to provide $75.0 million in funding in three equal quarterly installments, and an additional optional amount of $25.0 million, to support the Company’s development of seladelpar for the treatment of primary biliary cholangitis. Refer to
Note 7 – Subsequent Event
for details. As the Company continues to advance its clinical studies of seladelpar, the Company believes the existing funds along with the expected proceeds of $75.0 million in development financing as discussed in the subsequent events footnote, are sufficient to fund the Company’s current operating plan into 2023. The Company has historically obtained, and expects to obtain in the future additional financing to fund its business strategy through: future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition. Market volatility resulting from the global novel coronavirus disease
(COVID-19)
pandemic or other factors could also adversely impact the Company’s ability to access capital when and as needed. Failure to raise sufficient capital when needed could require the Company to significantly delay, scale back or discontinue one or more of its product development programs, commercialization efforts, or other aspects of its business plans, and the Company’s operating results and financial condition would be adversely affected.
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
as filed with the SEC on March 25, 2021. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the entire year ending December 31, 2021 or future operating periods.
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

The following tables present the fair value of the Comp
a
ny’s financial assets and liabilities measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$29,429	$—	$—	$29,429

Total cash equivalents	29,429	—	—	29,429
Marketable securities:
U.S. treasury securities	—	8,000	—	8,000
U.S. and foreign commercial paper	—	31,972	—	31,972
U.S. and foreign corporate debt securities	—	17,119	—	17,119
Asset-backed securities	—	13,146	—	13,146
Supranational debt securities	—	3,000	—	3,000

Total marketable securities	—	73,237	—	73,237

Total assets measured at fair value	$29,429	$73,237	$—	$102,666

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,415	$—	$—	$22,415
U.S. commercial paper	—	—	—	—

Total cash equivalents	22,415	—	—	22,415
Marketable securities:
U.S. treasury securities	—	15,499	—	15,499
U.S. and foreign commercial paper	—	38,561	—	38,561
U.S. and foreign corporate debt securities	—	29,189	—	29,189
U.S. agency securities	—	23,994	—	23,994
Asset-backed securities	—	7,885	—	7,885
Supranational debt securities	—	3,002	—	3,002

Total marketable securities	—	118,130	—	118,130

Total assets measured at fair value	$22,415	$118,130	$—	$140,545

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
For the Company’s investments as of June
30, 2021 and December 31, 2020, there were no material unrealized gains or losses.
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
In all periods presented, the Company’s outstanding stock options were excluded from the calculation of net loss per share because their effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(23,222)	$(10,726)	$(40,773)	$(23,814)

Denominator:
Weighted average number of common stock shares outstanding	68,985,461	68,885,108	68,965,885	68,883,783

Net loss per share	$(0.34)	$(0.16)	$(0.59)	$(0.35)

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Common stock options	10,869	7,654	10,869	7,654
Incentive awards	101	101	101	101

Total	10,970	7,755	10,970	7,755

Recently Adopted Accounting Pronouncements
ASU
2019-12
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740):
Simplifying the Accounting for Income Taxes
, which removes certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The guidance became effective for the Company on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2021.
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
Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which deferred the adoption deadline for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, and entities are required to use a modified retrospective approach, with certain exceptions. The Company intends to adopt the standard on January 1, 2023 and is
 currently assessing potential effects of the guidance prior to the adoption date.
3. Other Accrued Liabilities
Other accrued liabilities co
n
sist of (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation	$2,271	$3,769
Accrued professional fees and other	989	677
Current portion of operating lease liability	523	482

Total other accrued liabilities	$3,783	$4,928

1
2

4. Collaboration, Financing, and License Agreements
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
d
Products. No amounts were incurred or accrued for this agreement as of and for the three and six months ended June 30, 2021 and 2020.
DiaTex, Inc.
In June 1998, the Company entered into a license agreement with DiaTex, Inc. (DiaTex) relating to products containing halofenate, its enantiomers, derivatives, and analogs (the licensed products). The license agreement provides that DiaTex and the Company are joint owners of all the patents and patent applications covering the licensed products and methods of producing or using such compounds, as well as certain other know-how
(the covered IP). As part of the license agreement, the Company received an exclusive worldwide license, including as to DiaTex, to use the covered IP to develop and commercialize the licensed products. The Company also retained the right to sub-license
the covered IP. The license agreement contains a requirement to make additional payments for development achievements and royalty payments on any sales of licensed products containing arhalofenate. In December 2016, the agreement was amended by the parties to change the timing of a specified development milestone. No development payments were made or became due as of and for the three and six months ended June 30, 2021 and 2020 and no royalties have been paid to date.
Abingworth
On July 30, 2021 (the Effective Date), the Company entered into a Development Financing Agreement (the Financing Agreement) with ABW Cyclops SPV LP, an affiliate of Abingworth LLP (Abingworth), pursuant to which Abingworth will provide funding to CymaBay to support its development of seladelpar for the treatment of primary biliary
cholangitis (PBC). Refer to
Note 7 – Subsequent Event
for further details.
5. Stock Plans and Stock-Based Compensation
Stock Plans
As
permitted
under the provisions of the Company’s 2013 Equity Incentive Plan (the 2013 Plan), the Board of Directors reduced the automatic increase in the share reserve from 5% to 4% of common shares outstanding as of December 31, 2020, thereby adding an additional 2,757,843 shares to 2013 Plan share reserve on January 1, 2021. As of June 30, 2021, there were 1,565,901 shares available for grant under the 2013 Plan. All

750,000
shares that were available under the 2020 New Hire Plan (the 2020 Plan) had been issued during the three months ended June 30, 2021. During the three and six months ended June 30, 2021, the Company granted
1,034,000 and 2,346,216 stock options, respectively, which were related to option grants issued to new and existing employees.
Stock-Based Compensation Expense
Stock-based compensation expense is
included
in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Research and development	$1,151	$664	$2,228	$1,108
General and administrative	1,406	299	2,834	1,853

Total stock-based compensation expense	$2,557	$963	$5,062	$2,961

6. Commitments and Contingencies
Genfit Litigation
On

January 15, 2021
,
Genfit S.A.
(Genfit) filed a complaint against the Company in the U.S. District Court for the Northern District of California,
alleging misappropriation of trade secrets and related causes of action based on the Company’s receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis
. An Amended Complaint was filed on
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
The Company has not yet filed its Reply to the Amended Complai
nt.

On June 4, 2021 the Company filed a Motion to Dismiss the Amended Complaint.

The Company intends to defend itself vigorously. While the outcome of any litigation is inherently uncertain, based on currently available information, management does not currently believe a loss associated with this matter is probable, nor is any amount reasonably estimable
, and accordingly
no
amounts have been recorded or disclosed
.
7. Subsequent Event
On July 30, 2021 (the Effective Date), the Company entered into a Development Financing Agreement (the Financing Agreement) with ABW Cyclops SPV LP, an affiliate of Abingworth LLP (Abingworth), pursuant to which Abingworth will provide funding to CymaBay to support its development of seladelpar for the treatment of primary biliary cholangitis (PBC). Pursuant to the Financing Agreement, Abingworth has committed to provide the Company up to $100.0 million in funding, of which $25.0 million is to be
provided in August 2021, $25.0 million is to be provided approximately three months after the Effective Date and $25.0 million is to be provided approximately six months after the Effective Date. The Company has an option to receive an additional $25 million (the Optional Funding) within approximately two months of the completion of enrollment of the Company’s Phase 3 RESPONSE clinical trial. The Optional Funding is subject to certain customary funding conditions. Use of proceeds from the funding is limited to costs incurred or paid related to the development program as defined in the agreement. The Company will receive
 the first $25.0 million funding payment in August 2021. In return, the Company will pay to Abingworth (1) upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided, consisting of $10 million after Regulatory Approval and thereafter anniversary payments for the following six years of $15.0 million, $22.5 million, $22.5 million, $25.0 million, $27.5 million and $27.5 million, respectively (or if the Optional Funding is provided, 133% of such payments) and (2) variable success payments equal to 1.1x of the funding provided, consisting of sales milestone payments of (x) $17.5 million and $27.5 million, respectively (or if the Optional Funding is provided, 133% of such payments) upon first reaching certain cumulative U.S. product sales thresholds, and (y) $37.5 million (or if the Optional Funding is provided, 133% of such payment) upon first reaching a specified U.S. product sales run rate. On receiving the regulatory approval, the Company will execute a note agreement with Abingworth within two business days to convert the fixed and variable success payments into a note payable. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided (approximately $232.5 million (or $310.0 million if the Optional Funding is provided)), the Company’s payment obligations under the Agreement will be fully satisfied. The Company has the option to satisfy its payment obligations to Abingworth upon Regulatory Approval, or a change of control of the Company, by paying an amount equal to the remaining payments payable to Abingworth subject to a mid-single-digit
discount rate. Upon a change of control of the Company, an acceleration payment of 1.35x of the funding provided is payable, net of payments already made to Abingworth and creditable against future payments to Abingworth.
Pursuant to the Financing Agreement, the Company granted Abingworth a security interest in all of our assets (other than intellectual property not related to seladelpar), provided that the Company is permitted to incur certain indebtedness. The security interest will terminate when the Company has paid Abingworth 2.0x of the funding provided or upon certain terminations of the Financing Agreement.
As part of the arrangement, an executive review committee was established between the Company and Abingworth to oversee the Company’s development of seladelpar.

1
4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.
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
and are statements regarding our current expectation, belief, or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding our expectations with respect to the following: our business and scientific strategies; the progress of our product development programs, and the timing of results thereof; regulatory submissions and approvals; the impact of the
COVID-19
pandemic, including the emergence of
COVID-19
variants such as the Delta variant, on our company and operations; the anticipated benefits of our development financing agreement with Abingworth; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements for many reasons. Factors that might cause such a difference include those discussed under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form
10-Q.
These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report.
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
compounds or programs.

1
5

Seladelpar
Primary Biliary Cholangitis (PBC)
Following the decision to reinstate clinical development of seladelpar, in late 2020, we commenced startup and site feasibility activities for RESPONSE, a new global Phase 3 registration study to evaluate seladelpar in patients with PBC. The Phase 3 study is a
52-week,
placebo-controlled, randomized, global, registration study evaluating the safety and efficacy of seladelpar in patients with PBC. The study is intended to enroll 180 patients, who have an inadequate response to, or intolerance to, ursodeoxycholic acid, in a 2:1 randomization to oral, once daily seladelpar 10 mg or placebo. The primary outcome measure will be the responder rate at 52 weeks. A responder is defined as a patient who achieves an alkaline phosphatase level less than 1.67 times the upper limit of normal with at least a 15% decrease from baseline and has a normal level of total bilirubin. Additional key outcomes of efficacy will compare the rate of normalization of alkaline phosphatase at 52 weeks and the level of pruritus at six months for patients with moderate to severe pruritus at baseline assessed by a numerical rating scale recorded with an electronic diary. The RESPONSE trial is actively recruiting and enrolling patients.
In addition to RESPONSE we also commenced startup activities in late 2020 for ASSURE, a new long-term safety study, which is open to patients who were eligible for our previous long-term extension study that was terminated early in late 2019, including those patients from our previously completed Phase 2 open label study and our Phase 3 ENHANCE study, as well as patients who complete treatment in RESPONSE in the future. The ASSURE trial is actively enrolling patients.
Previously, in October 2018, we commenced enrollment of ENHANCE, a global Phase 3 registration study to evaluate seladelpar in patients with PBC and in October 2019, the trial was fully enrolled with 265 patients, but we terminated the trial early in December 2019 after the seladelpar program was placed on clinical hold. In August 2020, we shared data accumulated through trial termination for ENHANCE, which we believe show seladelpar to be safe, well-tolerated, and efficacious in patients with PBC.
Nonalcoholic Steatohepatitis (NASH)
In May 2018, we initiated a randomized, placebo-controlled Phase 2b proof-of-concept
study to evaluate seladelpar at three doses in biopsy-proven NASH. The primary efficacy outcome is the change from baseline in liver fat content at 12 weeks measured by magnetic resonance imaging using the proton density fat fraction method
(MRI-PDFF).
The study also included pathology assessments of liver biopsy samples at baseline and at 52 weeks to examine the potential of seladelpar treatment to resolve NASH and/or decrease fibrosis. In preclinical studies, Seladelpar was found to reverse NASH pathology, decrease fibrosis, inflammation, hepatic lipids and reverse insulin resistance in the foz/foz
 mouse which is a diabetic obese model of NASH. In February 2019, we announced full enrollment of 181 patients with liver biopsy proven NASH at specialized U.S. investigational centers. In June 2019, we announced results from the primary efficacy outcome, which were that treatment with seladelpar resulted in significant reductions in liver fat but that these changes were not significant when compared to placebo, which also had significant reductions. Treatment with seladelpar did, however, result in robust and clinically meaningful reductions in markers associated with liver injury. In November 2019, we terminated this trial based on initial histological observations. Although these patients had stable or improving biochemical markers of liver disease, we halted dosing of patients with seladelpar due to the lack of understanding the significance of the observations, and possible impact on patients. Subsequent investigation indicated there was no seladelpar-induced liver injury in the Phase 2b study patients. As we continue to believe seladelpar may have therapeutic benefit in NASH patients, we continue to explore the potential to partner seladelpar in NASH.
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
study will assess whether
MBX-2982
can enhance glucagon secretion during insulin-induced hypoglycemia in subjects with T1D. The study is actively enrolling patients. If successful, studies to evaluate
MBX-2982
as a potential preventive therapy for hypoglycemia in patients with T1D may be warranted. The study is being led by the AdventHealth Translational Research Institute in Orlando, Florida and is fully funded by The Leona M. and Harry B. Helmsley Charitable Trust. We retain full commercial rights to
MBX-2982.
We believe
MBX-2982
may also have utility in various inflammatory diseases and are currently exploring potential opportunities to advance development.
CB-0406
In 2020 we began to evaluate
CB-0406,
the active metabolite of arhalofenate, a
pro-drug
previously studied for chronic metabolic diseases, in a single and multiple ascending dose study in healthy subjects to establish its pharmacokinetics, safety and maximum tolerated dose. While the study showed
CB-0406
had improved pharmacokinetics versus arhalofenate,
CB-0406’s
safety profile did not support continued development as a result of the occurrence of a small number of reversible cases of thrombocytopenia at higher doses.

COVID-19
Pandemic
As a result of the
COVID-19
pandemic, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the initiation and completion of certain clinical studies, and other associated drug development activities. The emergence of
COVID-19
variants, such as the Delta variant, have further disrupted, and may continue to disrupt, aspects of our business, in particular in regard to the initiation and operation of clinical trial sites in portions of the United States, in the U.K and in Europe. Possible future disruptions are currently difficult to foresee. We continue to monitor areas of potential risk which include, but are not limited to, the following:

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

•
Clinical trial and drug manufacturing operations
—In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the United States and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors have adapted to
COVID-19
related travel restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward completion of our clinical trials. However, as we look to enroll and complete the clinical development of seladelpar and initiate other programs, our research and development employees and contractors may not be able to sufficiently access their applicable work facilities as a result of continued facility closure orders and the possibility that governmental authorities might further modify such restrictions. Furthermore, with the emergence of
COVID-19
variants, such as the Delta variant, further disruptions to clinical trial sites have been observed, in particular in portions of the United States, in the U.K. and in Europe. As a result, subjects we expect to enroll in our clinical trials may be reluctant to enroll or may be prevented or delayed in enrolling due to
COVID-19,
ongoing travel restrictions and/or facility access restrictions. Although we and our contractors continue to plan for and develop pandemic-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact that
COVID-19,
including the emergence of
COVID-19
variants, travel restrictions and/or facility access restrictions (or other unanticipated impediments) may have on our ability to execute our research and development activities in a timely and cost-effective manner.

•
Drug regulator interactions
—The FDA and comparable foreign regulatory agencies may experience operational interruptions or delays, which could impact timelines for regulatory meetings, submissions, trial initiations, and regulatory approvals. For example,
COVID-19
related regulatory submission issues have created an impediment to clinical site activation in the U.K.

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

Overall, we cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
pandemic will have on our future consolidated financial condition and operations. The impact of the
COVID-19
coronavirus pandemic on our financial performance will depend on future developments, including the emergence of
COVID-19
variants, such as the Delta variant, the duration and spread of the pandemic and related governmental advisories and restrictions, which could result in unexpected costs to us. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.
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
Results of Operations
General
To date, we have not generated any income from operations. As of June 30, 2021, we had an accumulated deficit of $717.6 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. All of our product candidates are at various stages of development and will require additional work and regulatory approval before they can be licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate a sufficient amount of product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through public or private equity offerings, debt financings or a combination of the foregoing.
Operating Results
Our results of operations are presented below (in thousands):

	Three Months Ended June 30,		Change Q2	Six Months Ended June 30,		Change Q2 YTD
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
($ in thousands)
Operating expenses:
Research and development	$16,745	$7,942	$8,803	$29,127	$17,451	$11,676
General and administrative	6,521	3,210	3,311	11,757	7,628	4,129

Total operating expenses	23,266	11,152	12,114	40,884	25,079	15,805

Loss from operations	(23,266)	(11,152)	(12,114)	(40,884)	(25,079)	(15,805)
Interest income	44	426	(382)	111	1,265	(1,154)

Net loss	$(23,222)	$(10,726)	$(12,496)	$(40,773)	$(23,814)	$(16,959)

Research & Development Expenses
Conducting research and development is central to our business model. Research and development expenses increased $8.8 million to $16.8 million from $7.9 million for the three months ended June 30, 2021 and 2020, respectively, and increased $11.7 million to $29.1 million from $17.5 million for the six months ended June 30, 2021 and 2020, respectively. This increase was largely due to activities associated with the development of seladelpar focusing primarily on our late-stage PBC program. In 2020, expenses included costs associated with shutdown of certain clinical trials after the seladelpar program was placed on clinical hold in late 2019 pending further investigation. This investigation was concluded in the second quarter of 2020, the clinical hold was subsequently lifted in July 2020, and we made the decision to restart the seladelpar development program.

Research and development expenses are detailed in the table below (in thousands):

	Three Months Ended June 30,		Change Q2	Six Months Ended June 30,		Change Q2 YTD
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Project costs:
Seladelpar PBC clinical studies	$8,967	$3,142	$5,825	$14,870	$8,726	$6,144
Seladelpar NASH clinical studies	(9)	572	(581)	(19)	1,469	(1,488)
Seladelpar PSC clinical studies	—	2	(2)	—	254	(254)
Seladelpar drug manufacturing & development	1,391	—	1,391	2,145	—	2,145
Seladelpar other studies	36	225	(189)	159	350	(191)
Non-seladelpar studies	1,286	726	560	2,268	1,193	1,075

Total project costs	11,671	4,667	7,004	19,423	11,992	7,431
Internal research and development costs	5,074	3,275	1,799	9,704	5,459	4,245

Total research and development	$16,745	$7,942	$8,803	$29,127	$17,451	$11,676

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.
Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.
Comparison of three months ended June 30, 2021 and 2020
Total project costs increased by $7.0 million to $11.7 million from $4.7 million for the three months ended June 30, 2021 and 2020, respectively. Project costs for the three months ended June 30, 2021 and 2020 primarily consisted of seladelpar-related clinical trial expenses for PBC. These cost increases were primarily driven by the decision to restart development of the seladelpar program in July 2020 following the FDA’s decision to lift the clinical hold on the program. Internal research and development costs increased by $1.8 million to $5.1 million from $3.3 million for the three months ended June 30, 2021 and 2020, respectively, primarily due to higher employee compensation incurred in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, as we hired additional research and development personnel to support our clinical studies.
Comparison of six months ended June 30, 2021 and 2020
Total project costs increased by $7.4 million to $19.4 million from $12.0 million for the six months ended June 30, 2021 and 2020, respectively. Project costs for the six months ended June 30, 2021 and 2020 primarily consisted of seladelpar-related clinical trial expenses for PBC. These cost increases were primarily driven by the decision to restart development of the seladelpar program in July 2020 following the FDA’s decision to lift the clinical hold on the program. Internal research and development costs increased by $4.2 million to $9.7 million from $5.5 million for the six months ended June 30, 2021 and 2020, respectively, primarily due to higher employee compensation incurred in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, as we hired additional research and development personnel to support the restart of clinical studies. As we continue to progress late-stage development of seladelpar in PBC as well as development activities associated with other product candidates, we expect both total project and internal costs to continue to increase in the future.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.

Comparison of three and six months ended June 30, 2021 and 2020
General and administrative expenses increased by $3.3 million to $6.5 million from $3.2 million for the three months ended June 30, 2021 and 2020, respectively. General and administrative expenses increased by $4.1 million to $11.8 million from $7.6 million for the six months ended June 30, 2021 and 2020, respectively. The increases were driven primarily by the hiring of additional general and administrative personnel, consultant and other expenses in the second half of 2020 after we made the decision to restart our development activities. We expect general and administrative expenses to continue to increase in the future as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities.
Interest Income
Interest income decreased by $0.4 million to an immaterial amount from $0.4 million for the three months ended June 30, 2021 and 2020, respectively. Interest income decreased by $1.2 million to $0.1 million from $1.3 million for the six months ended June 30, 2021 and 2020, respectively. The decreases in interest income were driven primarily by lower prevailing interest rates and a reduced investment portfolio balance compared to the prior year period.

Liquidity and Capital Resources
We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At June 30, 2021, cash, cash equivalents and marketable securities totaled $106.1 million, compared to $146.3 million at December 31, 2020. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including deposits, money market funds, corporate debt, commercial paper, asset-backed securities, U.S. treasury securities, and supranational debt securities investments. We invest cash in excess of immediate requirements with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk. We believe these funds along with the expected proceeds of $75 million in the development financing transaction with an affiliate of Abingworth LLP (Abingworth) are sufficient to fund our current operating plan into 2023.
On July 30, 2021 (the Effective Date), we entered into a Development Financing Agreement (the Financing Agreement) with an affiliate of Abingworth pursuant to which Abingworth will provide funding to us to support our development of seladelpar for the treatment of PBC. Pursuant to the Financing Agreement, Abingworth has committed to provide us up to $100.0 million in funding, of which $25 million is to be provided in August 2021, $25 million is to be provided approximately three months after the Effective Date and $25 million is to be provided approximately six months after the Effective Date. We also have an option to receive an additional $25 million (the Optional Funding) within approximately two months of the completion of enrollment of our Phase 3 RESPONSE clinical trial. The Optional Funding is subject to certain customary funding conditions. In return, we will pay to Abingworth fixed and variable success payments, as further described in “Note 7. Subsequent Event” in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form
10-Q.
Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(39,775)	$(22,457)
Net cash provided by investing activities	44,373	93,632
Cash provided by financing activities	106	7

Net increase in cash and cash equivalents	$4,704	$71,182

Operating Activities
: Net cash used in operating activities for the six months ended June 30, 2021 increased by $17.3 million to $39.8 million as compared to $22.5 million for the same period in the prior year, primarily due to our restart of the seladelpar development program following the lifting of the clinical hold in July 2020. In addition, cash was used to fund changes in our working capital.
Investing Activities:
Net cash provided by investing activities was $44.4 million for the six months ended June 30, 2021 compared to $93.6 million for the same period in the prior year, primarily due to the timing of our investments in marketable securities and portfolio risk management and an additional $0.1 million of fixed asset purchases.
Financing Activities:
Cash provided by financing activities was $0.1 million for the six months ended June 30, 2021 compared to $0 for the same period in the prior year, due to the receipt of cash for the exercise of equity awards.
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
Not applicable to Smaller Reporting Companies.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of June 30, 2021 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of June 30, 2021.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the
COVID-19
pandemic. We are continually monitoring and assessing the
COVID-19
situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 15, 2021, Genfit S.A. (Genfit) filed a complaint against us in the U.S. District Court for the Northern District of California, alleging misappropriation of trade secrets and related causes of action based on our receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis. An Amended Complaint was filed on April 16, 2021 with substantially the same allegations. Genfit seeks damages in an unspecified amount as well as injunctive relief. We have stated in pleadings that we did not request or take any steps to obtain Genfit’s protocol synopsis, have taken diligent steps to remove and quarantine it, and are not using any Genfit trade secrets in our clinical trials. On March 12, 2021, the court granted a Temporary Restraining Order (later converted to a Preliminary Injunction), prohibiting us from accessing or disseminating the protocol synopsis, using any Genfit trade secrets contained therein or destroying any evidence related thereto. We have not yet filed our Reply to the Amended Complaint. On June 4, 2021 we filed a Motion to Dismiss the Amended Complaint. We intend to defend ourselves vigorously.
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
RISK FACTOR SUMMARY
We are subject to a number of risks that, if realized, could materially harm our business, prospects, operating results, and financial condition. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A of this Form
10-Q
“Risk Factors.” Please carefully consider all of the information in this Form
10-Q,
including the full set of risks set forth in the “Risk Factors” section, and in our other filings with the SEC before making an investment decision regarding CymaBay.
Risks Related to the
COVID-19
Pandemic

•
Our business may be adversely affected by the effects of the
COVID-19
pandemic, particularly the emergence of
COVID-19
variants such as the Delta variant, including those impacting our ability to enroll and conduct critical clinical trials such as RESPONSE, as well as impacts to our other development efforts, administrative personnel and third-party service providers.

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

•
Failure to remain in compliance with our obligations under the development financing agreement with Abingworth could lead to reduced funding under the agreement and/or the acceleration of potentially significant payments to Abingworth.

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
COVID-19
pandemic.
While the
COVID-19
pandemic did not materially adversely affect our business operations in the three and six month periods ended June 30, 2021 and 2020, economic and health conditions in the United States and across most of the globe have continued to change during the second quarter of 2021 and thereafter. More recently, the emergence of
COVID-19
variants, such as the Delta variant, have further disrupted the global economy. As a result of the
COVID-19
pandemic, including the emergence of new variants, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the completion of our clinical studies and other associated drug development activities. Possible future disruptions are currently difficult to foresee and include, but are not limited to, potential risk areas as noted below:

•
We are currently managing clinical trials in geographies that are affected by the
COVID-19
pandemic, in particular in areas that have been impacted by the emergence of
COVID-19
variants such as the Delta variant. While we have not experienced material impacts to our clinical activities through June 30, 2021, we are observing impacts due to
COVID-19,
including reluctance of subjects to enroll in clinical studies due to the ongoing pandemic, travel restrictions impacting trial enrollment and facility restrictions impacting trial enrollment. We believe that the COVID-19 pandemic,
including the emergence of
COVID-19
variants, will have a continuing impact on various aspects of our clinical activities in the future. For example, pandemic related restrictions, including stay-at-home
orders and curtailment of all but essential services, could reduce the rate of patient enrollment in our RESPONSE clinical trial and other clinical studies, and impair the ability to efficiently treat patients at investigator sites. Additionally, our employees, representatives from our clinical research organization partners, and study investigators may be unable to efficiently collaborate to conduct investigator site activities in-person
at the sites (as per standard practice) and may be required to delay, or alter their approach to complete this work due to diversion of resources at clinical sites or continued government-imposed limitations on travel. Further, our employees and representatives from our contract manufacturing organizations may experience unanticipated challenges producing and distributing sufficient quantities of clinical drug supplies for use in our clinical trials.

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

The
COVID-19
pandemic continues to evolve. The emergence of
COVID-19
variants, such as the Delta variant will also continue to affect the impact of the pandemic. The extent to which the pandemic may impact our business, including our preclinical, clinical and associated drug development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of
COVID-19,
variants to
COVID-19
that continue to arise, the duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States, particularly in the San Francisco Bay Area where our executive offices are located, and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Risks Related to Our Financial Condition and Capital Requirements
We will need additional capital in the future to sufficiently fund our operations and research.
We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of June 30, 2021, we had cash, cash equivalents and marketable securities of approximately $106.1 million. Subsequent to June 30, 2021, we entered into a Development Financing Agreement with an affiliate of Abingworth LLP pursuant to which Abingworth has committed to provide us up to $100.0 million in funding, of which $75 million is to be provided within approximately six months after the Effective Date, as further discussed in “Note 7. Subsequent Event” in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form
10-Q.
We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. We may also choose to raise additional equity and/or debt capital if appropriate opportunities become available. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.

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
Failure to remain in compliance with our obligations under the development financing agreement with Abingworth could lead to reduced funding under the agreement and/or the acceleration of potentially significant payments to Abingworth
On July 30, 2021 (the Effective Date), we entered into a Development Financing Agreement (the Financing Agreement) with ABW Cyclops SPV LP, an affiliate of Abingworth LLP (Abingworth), pursuant to which Abingworth will provide funding to us to support our development of seladelpar for the treatment of PBC. Pursuant to the Financing Agreement, Abingworth has committed to provide us up to $100.0 million in funding, of which $75 million is to be provided within approximately six months after the Effective Date. We also have an option to receive an additional $25 million within approximately two months of the completion of enrollment of our Phase 3 RESPONSE clinical trial. Pursuant to the Financing Agreement, we will be required to use commercially reasonable efforts to develop seladelpar and complete our development program in accordance with the Financing Agreement and an agreed timeline. The Financing Agreement also provides that we will raise additional funds in a public or private offering within nine months of the Effective Date. In return, we will pay to Abingworth (1) upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided and (2) variable success payments equal to 1.1x of the funding provided upon first reaching certain U.S. product sales milestones. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided, our payment obligations under the Financing Agreement will be fully satisfied. Upon our change of control, an acceleration payment of 1.35x of the funding provided is payable, net of payments already made to Abingworth and creditable against future payments to Abingworth.
Pursuant to the Financing Agreement we granted Abingworth a security interest in all of our assets (other than intellectual property not related to seladelpar), provided that we are permitted to incur certain indebtedness. The security interest will terminate when we have paid Abingworth 2.0x of the funding provided or upon certain terminations of the Financing Agreement. The Financing Agreement also includes customary representations and warranties and covenants.
The Financing Agreement terminates upon the payment of all payments owing to Abingworth, unless earlier terminated. The Agreement may be earlier terminated by Abingworth if (i) we fail to use commercially reasonable efforts to develop seladelpar as set forth in the Financing Agreement or fail to make required payments (Fundamental Breach), (ii) we suffer a material adverse event, (iii) there is a material adverse patent impact on our intellectual property covering seladelpar, (iv) there are certain irresolvable disagreements within the executive review committee overseeing our development of seladelpar, (v) the security interests of Abingworth are invalidated or terminated other than as set forth in the Financing Agreement or (vi) the RESPONSE clinical trial is completed or terminated and (1) the primary endpoint is not met or (2) Abingworth reasonably determines that the results of the RESPONSE clinical trial do not support regulatory approval. The Financing Agreement may be earlier terminated by us if (i) Abingworth fails to fund as provided in the Financing Agreement, (ii) Abingworth fails to release its security interests as provided in the Financing Agreement or (iii) the RESPONSE clinical trial is completed or terminated and the primary endpoint is not met. The Agreement may be terminated by either party (i) if the other party materially breaches the Agreement (Material Breach), (ii) if seladelpar fails to receive regulatory approval in the U.S., U.K. or E.U., (iii) upon the bankruptcy of the other party, (iv) if a serious safety concern arises in a seladelpar clinical trial or (v) upon our change of control.

In certain instances, upon the termination of the Financing Agreement, we will be obligated to pay Abingworth a multiple of the amounts paid to us under the Agreement, including specifically,
(i) 310% of such amounts in the event that Abingworth terminates the agreement due to (x) a Fundamental Breach, (y) our bankruptcy, or (z) a safety concern resulting from gross negligence on our part or due to a safety concern that was material on the Effective Date and the material data showing such safety concern was not publicly known, disclosed to Abingworth, or in the diligence room made available to Abingworth,
(ii) 200% of such amounts in the event the Agreement is terminated due to (x) our Material Breach or (y) the security interests of Abingworth being invalidated or terminated other than as set forth in the Financing Agreement, and
(iii) 100% of such amounts in the event of certain irresolvable disagreements within the executive review committee overseeing our development of seladelpar.
In addition, if, following certain terminations, we continue to develop seladelpar for the treatment of PBC and obtain Regulatory Approval, we will make the payments to Abingworth as if the Financing Agreement had not been terminated, less any payments made upon termination.
The payments required under the Financing Agreement are significant. Failure to generate sufficient revenue to make such payments if and as they become due, or failure to otherwise finance such payments would have a material adverse effect on our business. In addition, if we are unable to comply with our obligations under the Financing Agreement and/or one of the termination events described above occurs, Abingworth may be relieved of their obligation to provide further funding under the Financing Agreement and our payments obligations thereunder may be accelerated. The acceleration of payments under the Financing Agreement would have a material impact on our business and we may not be able to make such payments at such time.
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
Conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by a regulatory authority such as the FDA to perform studies or trials in addition to those that we currently anticipate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.
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
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. We do not have any committed external source of funds other than the Financing Agreement. If appropriate opportunities become available, we may seek to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development.
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
Before obtaining regulatory approval for the sale of our product candidates, we must complete our current clinical trials as well as potentially additional clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.
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
Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. We may experience delays in clinical trials at any stage of development and testing of our product candidates and any delay could result in increased costs to us. Any clinical trials we undertake may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all. The impact of the ongoing
COVID-19
pandemic, including the emergence of
COVID-19
variants such as the Delta variant, is also uncertain, and may create additional delays in completing our clinical trials.
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
Significant additional capital may be needed in the future to continue our product development efforts in current and future clinical trials and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of June 30, 2021 was 1,565,901 shares.
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

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 26, 2020, SEC File No. 001-36500).

3.3	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1	Offer letter, dated March 24, 2021, between CymaBay Therapeutics, Inc. and Lewis Stuart.

10.2	Offer letter, dated April 30, 2021, between CymaBay Therapeutics, Inc. and Dennis D. Kim.

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial and Accounting Officer) pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL, tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance (Principal Financial and Accounting Officer)

Date: August 12, 2021