Form 10-Q
period 2021-09-30
CymaBay Therapeutics, Inc.
filed 2021-11-10
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2021
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
(510)
293-8800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name o f each exchange on which registered
Common stock, $0.0001 par value per share	CBAY	Nasdaq Global Select Market
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
of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2021, there were 69,043,969

shares of the registrant’s common stock outstanding.

CYMABAY THERAPEUTICS, INC.
QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CymaBay Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:

Cash and cash equivalents	$68,963	$28,193
Marketable securities	44,825	118,130
Accrued interest receivable	69	277
Prepaid research and development expenses	5,071	2,221
Other prepaid expenses and current assets	648	2,764

Total current assets	119,576	151,585
Property and equipment, net	1,341	1,761
Operating lease right-of-use asset	264	272
Other assets	1,721	207

Total assets	$122,902	$153,825

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$764	$231
Accrued research and development expenses	6,451	4,698
Other accrued liabilities	4,526	4,928

Total current liabilities	11,741	9,857
Development financing liability	23,259	—
Long-term portion of operating lease liability	844	1,262

Total liabilities	35,844	11,119
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 69,043,969 and 68,946,092 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	827,365	819,549
Accumulated other comprehensive (loss) income	(1)	8
Accumulated deficit	(740,313)	(676,858)

Total stockholders’ equity	87,058	142,706

Total liabilities and stockholders’ equity	$122,902	$153,825

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses:

Research and development	$17,010	$7,743	$46,137	$25,194
General and administrative	5,179	3,907	16,936	11,535

Total operating expenses	22,189	11,650	63,073	36,729

Loss from operations	(22,189)	(11,650)	(63,073)	(36,729)
Other income (expense), net:
Interest income	29	229	140	1,494
Interest expense	(522)	—	(522)	—

Total other income (expense), net	(493)	229	(382)	1,494

Net loss	$(22,682)	$(11,421)	$(63,455)	$(35,235)

Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(2)	(104)	(9)	2

Total other comprehensive (loss) income	(2)	(104)	(9)	2

Comprehensive loss	$(22,684)	$(11,525)	$(63,464)	$(35,233)

Basic and diluted net loss per common share	$(0.33)	$(0.17)	$(0.92)	$(0.51)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	69,022,937	68,887,092	68,985,112	68,884,894
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities

Net loss	$(63,455)	$(35,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	515	468
Stock-based compensation expense	7,611	5,513
Accretion of development financing liability	522	—
Write-off of deferred financing costs	312	—
Net accretion and amortization of investments in marketable securities	543	(240)
Changes in assets and liabilities:
Interest receivable and other current assets	765	42
Prepaid expenses	(1,490)	7,071
Other assets	(1,514)	—
Accounts payable	512	(1,556)
Accrued liabilities	491	(5,972)

Net cash used in operating activities	(55,188)	(29,909)
Investing activities
Purchases of property and equipment	(87)	(21)
Purchases of marketable securities	(44,607)	(153,951)
Proceeds from maturities of marketable securities	117,360	206,278

Net cash provided by investing activities	72,666	52,306
Financing activities
Proceeds from issuance of common stock pursuant to equity award plans	205	7
Proceeds from development financing, net of transaction costs	23,087	—

Net cash provided by financing activities	23,292	7

Net increase in cash and cash equivalents	40,770	22,404
Cash and cash equivalents at beginning of period	28,193	24,869

Cash and cash equivalents at end of period	$68,963	$47,273

Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$498	$484
Supplemental non-cash investing and financing activities
Accrued financing costs	$350	$—
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

	Three and Nine Months Ended September 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances as of December 31, 2020	68,946,092	$7	$819,549	$8	$(676,858)	$142,706
Stock-based compensation expense	—	—	2,505	—	—	2,505
Net loss	—	—	—	—	(17,551)	(17,551)
Net unrealized loss on marketable securities	—	—	—	(14)	—	(14)

Balances as of March 31, 2021	68,946,092	$7	$822,054	$(6)	$(694,409)	$127,646

Issuance of common stock upon exercise of stock options	51,846	—	106	—	—	106
Stock-based compensation expense	—	—	2,557	—	—	2,557
Net loss	—	—	—	—	(23,222)	(23,222)
Net unrealized gain on marketable securities	—	—	—	7	—	7

Balances as of June 30, 2021	68,997,938	$7	$824,717	$1	$(717,631)	$107,094

Issuance of common stock upon exercise of stock options	46,031	—	99	—	—	99
Stock-based compensation expense	—	—	2,549	—	—	2,549
Net loss	—	—	—	—	(22,682)	(22,682)
Net unrealized loss on marketable securities	—	—	—	(2)	—	(2)

Balances as of September 30, 2021	69,043,969	$7	$827,365	$(1)	$(740,313)	$87,058

	Three and Nine Months Ended September 30, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2019	68,882,459	$7	$812,133	$80	$(625,872)	$186,348
Stock-based compensation expense	—	—	1,998	—	—	1,998
Net loss	—	—	—	—	(13,088)	(13,088)
Net unrealized loss on marketable securities	—	—	—	(210)	—	(210)

Balances as of March 31, 2020	68,882,459	$7	$814,131	$(130)	$(638,960)	$175,048

Issuance of common stock upon exercise of stock options	4,633	—	7	—	—	7
Stock-based compensation expense	—	—	963	—	—	963
Net loss	—	—	—	—	(10,726)	(10,726)
Net unrealized gain on marketable securities	—	—	—	316	—	316

Balances as of June 30, 2020	68,887,092	$7	$815,101	$186	$(649,686)	$165,608

Stock-based compensation expense	—	—	2,552	—	—	2,552
Net loss	—	—	—	—	(11,421)	(11,421)
Net unrealized loss on marketable securities	—	—	—	(104)	—	(104)

Balances as of September 30, 2020	68,887,092	$7	$817,653	$82	$(661,107)	$156,635

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
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three and nine months ended September 30, 2021, the Company incurred a net loss of $22.7 million and $63.5 million, respectively. During the nine months ended September 30, 2021, the Company used $55.2 million of cash in operations. At September 30, 2021, the Company had an accumulated deficit of $740.3 million.
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
As of September 30, 2021, the Company had cash, cash equivalents and marketable securities totaling $113.8 million. On July 30, 2021, the Company entered into a Development Financing Agreement (the “Financing Agreement”) with ABW Cyclops SPV LP, an affiliate of Abingworth LLP (“Abingworth”), pursuant to which Abingworth committed to provide $75.0 million in funding in three equal quarterly installments, and an additional amount of $
25.0
 million at the Company’s option, for a total funding commitment of up to $
100
 million, to support the Company’s development of seladelpar for the treatment of primary biliary cholangitis. The Company received the first $25.0 million installment during the three months ended September 30, 2021, and the second $25 million installment in November 2021. Refer to
Note 5—Development Financing
Agreement
for further details. As the Company continues to advance its clinical studies of seladelpar, the Company believes existing cash, cash equivalents, and marketable securities on hand as of September 30, 2021 together with additional proceeds expected from the development financing will be sufficient to fund the Company’s operating plan into 2023.
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
as filed with the SEC on March 25, 2021. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the entire year ending December 31, 2021 or future operating periods.
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
Fair Value of Financial Instruments
The Company’s financial instruments during the periods reported consist of cash and cash equivalents, marketable securities, accrued interest receivable, prepaid research and development expenses, other prepaid expenses and current assets, accounts payable, accrued expenses, a development financing liability, and an embedded derivative liability. Fair value estimates of these instruments are made at a specific point in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment. The carrying amounts of the Company’s cash and cash equivalents, accrued interest receivable, prepaid research and development expenses, other prepaid expenses and current assets, accounts payable, and accrued expenses approximate the related fair values.
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

The following tables present the fair value of the Co
m
pany’s financial assets

me
a
sured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$39,716	$—	$—	$39,716

Total cash equivalents	39,716	—	—	39,716
Marketable securities:
U.S. and foreign co m mercial paper	—	29,676	—	29,676
U.S. and foreign corporate debt securities	—	6,566	—	6,566
Asset-backed securities	—	8,583	—	8,583

Total marketable securities	—	44,825	—	44,825

Total assets measured at fair value	$39,716	$44,825	$—	$84,541

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,415	$—	$—	$22,415

Total cash equivalents	22,415	—	—	22,415
Marketable securities:
U.S. treasury securities	—	15,499	—	15,499
U.S. and foreign commercial paper	—	38,561	—	38,561
U.S. and foreign corporate debt securities	—	29,189	—	29,189
U.S. agency securities	—	23,994	—	23,994
Asset-backed securities	—	7,885	—	7,885
Supranational debt securities	—	3,002	—	3,002

Total marketable securities	—	118,130	—	118,130

Total assets measured at fair value	$22,415	$118,130	$—	$140,545

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
The fair value of the Company’s development financing liability is consistent with its carrying value which is recorded at amortized cost and is based on the estimated timing of regulatory approval and attainment of certain sales milestones and the contractual success fee payments expected to be due therefrom, as discounted using an imputed interest rate. Certain factors and inputs used to estimate the timing and amount of such expected future success payments are unobservable level 3 inputs.
The fair value of the Company’s embedded derivative liability was determined to be immaterial as the likelihood of associated contingent payments becoming due and payable by the Company was remote.

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
For the Company’s investments as of September 30, 2021
,
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
non-clinical
studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred, including expenses that may or may not be reimbursed under research and development funding arrangements. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid assets until the goods are received or services are rendered. Such payments are evaluated for current or long-term classification based on when they are expected to be realized. Additionally, if expectations change such that the Company does not expect goods to be delivered or services to be rendered, such prepayments are charged to expense.

1
0

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
Development Financing Agreement
On July 30, 2021, the Company entered into the Financing Agreement with Abingworth, pursuant to which Abingworth committed to provide up to $100 million of funding to the Company to support its development of seladelpar for the treatment of primary biliary cholangitis (PBC). The Company evaluated the Financing Agreement and determined it to be a research and development funding arrangement with the characteristics of a debt instrument as the transfer of financial risk to Abingworth was not considered substantive and genuine. Accordingly, the Company has recorded payments received under the Financing Agreement as part of a development financing liability in its condensed consolidated balance sheets. The Company accounts for the overall development financing liability at amortized cost based on the estimated timing of regulatory approval and attainment of certain sales milestones and the contractual success fee payments expected to be due therefrom, as discounted using an imputed interest rate. The development financing liability will be accreted as interest expense to its expected future repayment amount over the expected life of the agreement using the effective interest method. Certain legal and financial advisory fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and will also be amortized to interest expense using the effective interest rate method.
There are several factors that could affect the estimated timing of regulatory approval and attainment of sales milestones, some of which are not entirely within the Company’s control. Therefore, the Company periodically reassesses the estimated timing of regulatory approval and attainment of sales milestones, and the expected contractual success fee payments due therefrom. If the timing and/or amount of such expected payments is materially different than original estimates, the Company will prospectively adjust the accretion of the development financing liability and the imputed interest rate.
The Company identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as an embedded derivative liability; however, the Company determined the fair value of these features was immaterial at inception and as of September 30, 2021. The fair value of the embedded derivative liability will be assessed at subsequent reporting dates if material and the liability will be marked to market. To determine the amount to record for the embedded derivative liability, the Company must assess the probability of occurrence of various potential future events that could affect the timing and/or amount of future cash flows related to the development financing arrangement.
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
1

In all periods presented, the Company’s outstanding stock options were excluded from the calculation of net loss per share because their effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:

Net loss	$(22,682)	$(11,421)	$(63,455)	$(35,235)
Denominator:
Weighted average number of common stock shares outstanding	69,022,937	68,887,092	68,985,112	68,884,894
Net loss per share	$(0.33)	$(0.17)	$(0.92)	$(0.51)

1
2

The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Common stock options	10,704	8,126	10,704	8,126
Incentive awards	101	101	101	101

Total	10,805	8,227	10,805	8,227

Recently Adopted Accounting Pronouncements
ASU
2019-12
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740):
Simplifying the Accounting for Income Taxes
, which removes certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The guidance became effective for the Company on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2021.
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
3. Other Accrued Liabilities
Other accrued liabilities consist of (in thousands):

	September 30,	December 31,
	2021	2020

Accrued compensation	$2,710	$3,769
Accrued professional fees and other	1,271	677
Current portion of operating lease liability	545	482

Total other accrued liabilities	$4,526	$4,928

1
3

4. Collaboration and License Agreement
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
d
Products from the Company in the event that the Company elects to seek a third -party
corporate partner for the research, development, promotion, and/or commercialization of such PPAR
d
Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8.0% royalty on net sales of PPAR
d
Products. No amounts were incurred or accrued for this agreement as of and for the three and nine months ended September 30, 2021 and 2020.
5. Development Financing Agreement
On July 30, 2021 (the Effective Date), the Company entered into a Development Financing Agreement with Abingworth to provide funding to the Company to support its development of seladelpar for the treatment of primary biliary cholangitis (PBC). The Financing Agreement provides the Company up to $100.0 million in funding, of which $25.0 million was provided in August 2021, $25.0 million was provided in November 2021, and $25.0 million is to be provided approximately six months after the Effective Date. The Company has an option to receive an additional $25 million (the Optional Funding) within approximately two months of enrollment completion of the Company’s Phase 3 RESPONSE clinical trial. The Optional Funding is subject to certain customary funding conditions. The use of proceeds from the funding is limited to PBC “Development Program” costs incurred or paid as defined in the Financing Agreement. In return, the Company will pay to Abingworth:
(1) contingent upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (“Regulatory Approval”), fixed success payments equal to 2.0x
of the funding provided, consisting of
$10
million payable in 90 days after the Regulatory Approval and thereafter, payments due on the first six anniversaries of the Regulatory Approval in the amounts of
$15.0 million, $22.5 million, $22.5 million, $25.0 million, $27.5 million and $27.5 million, respectively (or if the Optional Funding is provided, 133% of such payments) and
(2) variable success payments equal to 1.1x of the funding provided, consisting of sales milestone payments of (x) $17.5 million and $27.5 million, respectively (or if the Optional Funding is provided,
133
% of such payments) upon first reaching certain cumulative U.S. product sales thresholds, and (y) $37.5 million (or if the Optional Funding is provided, 133% of such payment) upon first reaching a specified U.S. product sales run rate.
Upon receiving Regulatory Approval, the Company will execute a note agreement with Abingworth within two business days to convert the fixed and variable success payments into a note payable. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided (approximately $232.5 million (or $310.0 million if the Optional Funding is provided)), the Company’s payment obligations under the Financing Agreement will be fully satisfied. The Company has the option to satisfy its payment obligations to Abingworth upon Regulatory Approval, or a change of control of the Company, by paying an amount equal to the remaining payments payable to Abingworth subject to a mid-single-digit
discount rate. Upon a change of control of the Company, an acceleration payment of 1.35x of the funding provided is payable, net of payments already made to Abingworth and creditable against future payments to Abingworth.
Pursuant to the Financing Agreement, the Company granted Abingworth a security interest in all its assets (other than intellectual property not related to seladelpar), provided that the Company is permitted to incur certain indebtedness. The security interest will terminate when the Company has paid Abingworth 2.0x of the funding provided or upon certain terminations of the Financing Agreement.
The Financing Agreement provides for negative, affirmative and additional covenants, which the Company must comply with for the duration of the Financing Agreement term. As of September 30, 2021, the Company was in compliance with all covenants stipulated in the Financing Agreement.

1
4

In certain instances, upon the termination of the Financing Agreement, the Company will be obligated to pay Abingworth a multiple of the amounts paid to the Company under the Financing Agreement, including specifically:
(i) 310%
of such amounts in the event that Abingworth terminates the Financing Agreement due to (x) a Fundamental Breach, as defined in the Financing Agreement, (y) the bankruptcy of the Company, or (z) a safety concern resulting from gross negligence on the part of the Company or due to a safety concern that was material on the Effective Date and the material data showing such safety concern was not publicly known, disclosed to Abingworth, or in the diligence room made available to Abingworth,
(ii) 200%
of such amounts in the event the Financing Agreement is terminated due to (x) Material Breach, as defined in the Financing Agreement, by the Company or (y) the security interests of Abingworth being invalidated or terminated other than as set forth in the Financing Agreement, and
(iii) 100% of such amounts in the event of certain irresolvable disagreements within the executive review committee overseeing the Company’s development of seladelpar.
In addition, if, following certain terminations, the Company continues to develop seladelpar for the treatment of PBC and obtains regulatory approval, it will make the payments to Abingworth as if the Financing Agreement had not been terminated, less any payments made upon termination.
The Company shall not be obligated to make any payments to Abingworth under certain instances of technical or regulatory failure of the PBC development program as defined in the Financing Agreement.
As part of the arrangement, an executive review committee was established between the Company and Abingworth to discuss the Company’s development of seladelpar.
The Company evaluated the Financing Agreement and determined it to be a research and development funding arrangement with the characteristics of a debt instrument as the transfer of financial risk to Abingworth was not considered substantive and genuine. Accordingly, the Company has recorded payments received under the Financing Agreement as part of a development financing liability in its condensed consolidated balance sheets. The Company accounts for the overall development financing liability at amortized cost based on the estimated timing of regulatory approval and attainment of certain sales milestones and the contractual success fee payments expected to be due therefrom, as discounted using an imputed interest rate. The development financing liability will be accreted as interest expense to its expected future repayment amount over the expected life of the agreement using the effective interest rate method. Certain legal and financial advisory fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and will also be amortized to interest expense using the effective interest method.
There are several factors that could affect the estimated timing of regulatory approval and attainment of sales milestones, some of which are not entirely within the Company’s control. Therefore, the Company periodically reassesses the estimated timing of regulatory approval and attainment of sales milestones, and the expected contractual success fee payments due therefrom. If the timing and/or amount of such expected payments is materially different than original estimates, the Company will prospectively adjust the accretion of the development financing liability and the imputed interest rate.
The Company identified certain contingent repayment features in the agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the fair value of these features was immaterial at the Effective Date and as of September 30, 2021. The fair value of the embedded derivative liability will be assessed at subsequent reporting dates if material.
As of September 30, 2021, the development financing liability was $
23.3
 million and is comprised of the initial $
25.0
 million funding payment received in August 2021 and $
0.5
million of liability accretion, less $
2.2
 million of unamortized transaction costs.
 The imputed interest rate on the unamortized portion of the development financing liability was approximately 21% as of September 30, 2021.
6. Stock Plans and Stock-Based Compensation
Stock Plans
As permitted under the provisions of the Company’s 2013 Equity Incentive Plan (the 2013 Plan), the Board of Directors reduced the automatic increase in the share reserve from 5% to 4% of common shares outstanding as of December 31, 2020, thereby adding an additional 2,757,843 shares to 2013 Plan share reserve on January 1, 2021. As of September 30, 2021, there were 1,684,340 shares available for grant under the 2013 Plan. All 750,000 shares that were available under the 2020 New Hire Plan (the 2020 Plan) had been issued during the nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company granted 133,124 and 2,479,340 stock options, respectively, which were option grants issued both to new and existing employees.

Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$1,115	$1,055	$3,343	$2,163
General and administrative	1,434	1,497	4,268	3,350

Total stock-based compensation expense	$2,549	$2,552	$7,611	$5,513

7. Commitments and Contingencies
Genfit Litigation
On January 15, 2021, Genfit S.A. (Genfit) filed a complaint against the Company in the U.S. District Court for the Northern District of California, alleging misappropriation of trade secrets and related causes of action based on the Company’s receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis. An Amended Complaint was filed on April 16, 2021 with substantially the same allegations. Genfit seeks damages in an unspecified amount as well as injunctive relief. On March 12, 2021, the Court granted a Temporary Restraining Order (later converted to a Preliminary Injunction), prohibiting the Company from accessing or disseminating the protocol synopsis, using any Genfit trade secrets contained therein or destroying any evidence related thereto. The Company filed a Motion to Dismiss the Amended Complaint that was granted on September 9, 2021, with leave to amend. Genfit filed a Second Amended Complaint on October 15, 2021 with substantially the same allegations and claims for relief as in the original complaint. The Company has not yet filed its Reply to the Second Amended Complaint
. The Company filed a Motion to Dismiss the Second Amended Complaint on November 8, 2021.
 The Company intends to defend itself vigorously. While the outcome of any litigation is inherently uncertain, based on currently available information, management does not currently believe a loss associated with this matter is probable, nor is any amount reasonably estimable, and accordingly no amounts have been recorded or disclosed.
8. Subsequent Event
Abingworth Funding
In November 2021, Abingworth paid the second funding tranche of $25 million to the Company pursuant to the Financing Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.
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
and are statements regarding our current expectation, belief, or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding our expectations with respect to the following: our business and scientific strategies; the progress of our product development programs, and the timing of results thereof; regulatory submissions and approvals; the impact of the
COVID-19
pandemic, including the emergence of
COVID-19
variants such as the Delta and Mu variants, on our company and operations; the anticipated benefits of our development financing agreement with Abingworth; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements for many reasons. Factors that might cause such a difference include those discussed under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form
10-Q.
These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report.
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

COVID-19
Pandemic
As a result of the
COVID-19
pandemic, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the initiation and completion of certain clinical studies, and other associated drug development activities. The emergence of
COVID-19
variants, such as the Delta and Mu variants, have further disrupted, and may continue to disrupt, aspects of our business, in particular in regard to the initiation and operation of clinical trial sites in portions of the United States, in the U.K and in Europe. Possible future disruptions are currently difficult to foresee. We continue to monitor areas of potential risk which include, but are not limited to, the following:

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

•
Clinical trial and drug manufacturing operations
—In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the United States and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors have adapted to
COVID-19
related travel restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward completion of our clinical trials. However, as we continue to enroll clinical trials and look to complete the clinical development of seladelpar and initiate other programs, our research and development employees and contractors may not be able to sufficiently access their applicable work facilities as a result of continued facility closure orders and the possibility that governmental authorities might further modify such restrictions. Furthermore, with the emergence of
COVID-19
variants, such as the Delta and Mu variants, further disruptions to clinical trial sites have been observed, in particular in portions of the United States, in the U.K. and in Europe. As a result, subjects we expect to enroll in our clinical trials may be reluctant to enroll or may be prevented or delayed in enrolling due to
COVID-19,
ongoing travel restrictions and/or facility access restrictions. Although we and our contractors continue to plan for and develop pandemic-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact that
COVID-19,
including the emergence of
COVID-19
variants, travel restrictions and/or facility access restrictions (or other unanticipated impediments) may have on our ability to execute our research and development activities in a timely and cost-effective manner.

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

Overall, we cannot at this time predict the specific extent, duration, or full impact that the
COVID-19
pandemic will have on our future consolidated financial condition and operations. The impact of the
COVID-19
coronavirus pandemic on our financial performance will depend on future developments, including the emergence of
COVID-19
variants, such as the Delta and Mu variants, the duration and spread of the pandemic and related governmental advisories and restrictions, which could result in unexpected costs to us. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and evaluate our estimates on an ongoing basis. Actual results may materially differ from those estimates under different assumptions or conditions.
There have been no changes to our critical accounting policies since we filed our Annual Report on Form
10-K
for the year ended December 31, 2020 with the SEC on March 25, 2021, other than the accounting policies pertaining to our Development Financing Agreement as discussed in
Note 2—Summary of Significant Accounting Policies
in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form
10-Q.
For a description of all other critical accounting policies, please refer to our Annual Report on Form
10-K.

Recent Accounting Pronouncements
Refer to
Note 2—Summary of Significant Accounting Policies
in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form
10-Q,
for a discussion of recent accounting pronouncements.
Results of Operations
General
To date, we have not generated any income from operations. As of September 30, 2021, we had an accumulated deficit of $740.3 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. All of our product candidates are at various stages of development and will require additional work and regulatory approval before they can be licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate a sufficient amount of product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through public or private equity offerings, debt financings or a combination of the foregoing.
Operating Results
Our results of operations are presented below (in thousands):

	Three Months Ended September 30,		Change Q3	Nine Months Ended September 30,		Change Q3 YTD
($ in thousands)	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Operating expenses:
Research and development	$17,010	$7,743	$9,267	$46,137	$25,194	$20,943
General and administrative	5,179	3,907	1,272	16,936	11,535	5,401

Total operating expenses	22,189	11,650	10,539	63,073	36,729	26,344

Loss from operations	(22,189)	(11,650)	(10,539)	(63,073)	(36,729)	(26,344)
Other income (expense), net:
Interest income	29	229	(200)	140	1,494	(1,354)
Interest expense	(522)	—	(522)	(522)	—	(522)

Total other income (expense), net	(493)	229	(722)	(382)	1,494	(1,876)

Net loss	$(22,682)	$(11,421)	$(11,261)	$(63,455)	$(35,235)	$(28,220)

Research & Development Expenses
Conducting research and development is central to our business model. Research and development expenses increased $9.3 million to $17.0 million from $7.7 million for the three months ended September 30, 2021 and 2020, respectively, and increased $20.9 million to $46.1 million from $25.2 million for the nine months ended September 30, 2021 and 2020, respectively. These increases were largely due to activities associated with the development of seladelpar focusing primarily on our late-stage PBC program. In 2020, expenses included costs associated with shutdown of certain clinical trials after the seladelpar program was placed on clinical hold in late 2019 pending further investigation. This investigation was concluded in the second quarter of 2020, the clinical hold was subsequently lifted in July 2020, and we made the decision to restart the seladelpar development program. As we continue to progress late-stage development of seladelpar in PBC as well as development activities associated with other product candidates, we expect both total project and internal costs to continue to increase in the future.

Research and development expenses are detailed in the table below (in thousands):

	Three Months Ended September 30,		Change Q3	Nine Months Ended September 30,		Change Q3 YTD
	2021	2020	2021 vs 2020	2021	2020	2021 vs 2020
Project costs:
Seladelpar PBC clinical studies	$10,180	$2,279	$7,901	$25,050	$11,005	$14,045
Seladelpar NASH clinical studies	(52)	138	(190)	(71)	1,607	(1,678)
Seladelpar PSC clinical studies	—	(36)	36	—	218	(218)
Seladelpar drug manufacturing & development	1,530	630	900	3,675	1,010	2,665
Seladelpar other studies	144	170	(26)	303	520	(217)
Non-seladelpar studies	279	854	(575)	2,547	1,667	880

Total project costs	12,081	4,035	8,046	31,504	16,027	15,477
Internal research and development costs	4,929	3,708	1,221	14,633	9,167	5,466

Total research and development	$17,010	$7,743	$9,267	$46,137	$25,194	$20,943

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring materials and manufacturing drug product for use in clinical trial and other research activities; and

•	other costs associated with development activities, including additional studies.
Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, consulting, other outside services and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.
Comparison of the three months ended September 30, 2021 and 2020
Total project costs increased by $8.0 million to $12.1 million from $4.0 million for the three months ended September 30, 2021 and 2020, respectively. Project costs for the three months ended September 30, 2021 and 2020 primarily consisted of seladelpar-related clinical trial expenses for PBC. These cost increases were primarily driven by an expansion of our site activation, patient enrollment, and other clinical trial activities following our decision to restart development of the seladelpar program in July 2020 after the FDA lifted the clinical hold on the program. Internal research and development costs increased by $1.2 million to $4.9 million from $3.7 million for the three months ended September 30, 2021 and 2020, respectively, primarily due to higher employee compensation incurred in the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, as we hired additional research and development personnel to support our clinical studies.
Comparison of the nine months ended September 30, 2021 and 2020
Total project costs increased by $15.5 million to $31.5 million from $16.0 million for the nine months ended September 30, 2021 and 2020, respectively. Project costs for the nine months ended September 30, 2021 and 2020 primarily consisted of seladelpar-related clinical trial expenses for PBC. These cost increases were primarily driven by an expansion of our site activation, patient enrollment, and other clinical trial activities following our decision to restart development of the seladelpar program in July 2020 after the FDA lifted the clinical hold on the program. Internal research and development costs increased by $5.5 million to $14.6 million from $9.2 million for the nine months ended September 30, 2021 and 2020, respectively, primarily due to higher employee compensation incurred in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, as we hired additional research and development personnel to support the restart of clinical studies.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, overhead expenses, and other general operating expenses not otherwise included in research and development.

Comparison of the three and nine months ended September 30, 2021 and 2020
General and administrative expenses increased by $1.3 million to $5.2 million from $3.9 million for the three months ended September 30, 2021 and 2020, respectively. General and administrative expenses increased by $5.4 million to $16.9 million from $11.5 million for the nine months ended September 30, 2021 and 2020, respectively. The increases were driven primarily by the hiring of additional general and administrative personnel, consultant and other expenses in the second half of 2020 after we made the decision to restart our development activities. We expect general and administrative expenses to continue to increase in the future as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities.
Other income (expense), net
Interest income decreased by $0.2 million to an immaterial amount from $0.2 million for the three months ended September 30, 2021 and 2020, respectively. Interest income decreased by $1.4 million to $0.1 million from $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. The decreases in interest income were driven primarily by lower prevailing interest rates and a reduced investment portfolio balance compared to prior year periods.
Interest expense is related to the accretion of the development financing liability recorded in connection with the July 2021 Abingworth Development Financing Agreement. Liability accretion was $0.5 million for the three and nine months ended September 30, 2021. No interest expense was incurred for the three or nine months ended September 30, 2020.

Liquidity and Capital Resources
We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt, structured financings, and collaborations with third parties. At September 30, 2021, cash, cash equivalents and marketable securities totaled $113.8 million, compared to $146.3 million at December 31, 2020. Our cash, cash equivalents and investments are held in a variety of interest-bearing instruments, including deposits, money market funds, corporate debt, commercial paper, asset-backed securities, U.S. treasury securities, and supranational debt securities investments. We invest cash in excess of immediate requirements with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
On July 30, 2021, we entered into a Development Financing Agreement with Abingworth to obtain funding to support our development of seladelpar for the treatment of PBC. The Financing Agreement provides us up to $100.0 million in funding, of which $25 million was received in August 2021, $25 million was received in November 2021, and $25 million is to be provided approximately six months after the Effective Date. We also have an option to receive an additional $25 million (the Optional Funding) within approximately two months of the completion of enrollment of our Phase 3 RESPONSE clinical trial. The Optional Funding is subject to certain customary funding conditions. In return, we will pay to Abingworth fixed and variable success payments, as further described in
Note 5—Development Financing Agreement
in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form

10-Q.

The Development Financing Agreement also provides that we will raise additional funds in a public or private offering within nine months of the Effective Date of the agreement.
We believe our existing cash, cash equivalents, and marketable securities on hand as of September 30, 2021, together with additional remaining proceeds of at least $50 million that we expect to receive pursuant to the development financing transaction with Abingworth, are sufficient to fund our current operating plan into 2023.
Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(55,188)	$(29,909)
Net cash provided by investing activities	72,666	52,306
Net cash provided by financing activities	23,292	7

Net increase in cash and cash equivalents	$40,770	$22,404

Operating Activities
: Net cash used in operating activities for the nine months ended September 30, 2021 increased by $25.3 million to $55.2 million as compared to $29.9 million for the same period in the prior year, primarily due to our restart of the seladelpar development program following the lifting of the clinical hold in July 2020. In addition, cash was used to fund changes in our working capital.
Investing Activities:
Net cash provided by investing activities was $72.7 million for the nine months ended September 30, 2021 compared to $52.3 million for the same period in the prior year, primarily due to the timing of our investments in marketable securities and portfolio risk management.
Financing Activities:
Net cash provided by financing activities was $23.3 million for the nine months ended September 30, 2021 compared to an immaterial amount for the same period in the prior year, primarily due to proceeds received, net of related transaction costs paid, of $23.1 million from the Financing Agreement with Abingworth.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to Smaller Reporting Companies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of September 30, 2021 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the
COVID-19
pandemic. We are continually monitoring and assessing the
COVID-19
situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
On January 15, 2021, Genfit S.A. (Genfit) filed a complaint against us in the U.S. District Court for the Northern District of California, alleging misappropriation of trade secrets and related causes of action based on our receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis. An Amended Complaint was filed on April 16, 2021 with substantially the same allegations. Genfit seeks damages in an unspecified amount as well as injunctive relief. We have stated in pleadings that we did not request or take any steps to obtain Genfit’s protocol synopsis, have taken diligent steps to remove and quarantine it, and are not using any Genfit trade secrets in our clinical trials. On March 12, 2021, the court granted a Temporary Restraining Order (later converted to a Preliminary Injunction), prohibiting us from accessing or disseminating the protocol synopsis, using any Genfit trade secrets contained therein or destroying any evidence related thereto. We filed a Motion to Dismiss the Amended Complaint that was granted on September 9, 2021, with leave to amend. Genfit filed a Second Amended Complaint on October 15, 2021 with substantially the same allegations and claims for relief as in the original complaint. We have not yet filed our Reply to the Second Amended Complaint.
We filed a Motion to Dismiss the Second Amended Complaint on November 8, 2021.
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
Risks Related to the
COVID-19
Pandemic

•
Our business may be adversely affected by the effects of the
COVID-19
pandemic, particularly the emergence of
COVID-19
variants such as the Delta and Mu variants, including those impacting our ability to enroll and conduct critical clinical trials such as RESPONSE, as well as impacts to our other development efforts, administrative personnel and third-party service providers.

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
COVID-19
pandemic.
While the
COVID-19
pandemic did not materially adversely affect our business operations in the three and nine month periods ended September 30, 2021 and 2020, economic and health conditions in the United States and across most of the globe have continued to change during the third quarter of 2021 and thereafter. The emergence of
COVID-19
variants, such as the Delta and Mu variants, have further disrupted the global economy. As a result of the
COVID-19
pandemic, including the emergence of new variants, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the completion of our clinical studies and other associated drug development activities. Possible future disruptions are currently difficult to foresee and include, but are not limited to, potential risk areas as noted below:

•
We are currently managing clinical trials in geographies that are affected by the
COVID-19
pandemic, in particular in areas that have been impacted by the emergence of
COVID-19
variants such as the Delta and Mu variants. While we have not experienced material impacts to our clinical activities through September 30, 2021, we are observing impacts due to
COVID-19,
including reluctance of subjects to enroll in clinical studies due to the ongoing pandemic, travel restrictions impacting trial enrollment and facility restrictions impacting trial enrollment. We believe that the COVID-19 pandemic,
including the emergence of
COVID-19
variants, will have a continuing impact on various aspects of our clinical activities in the future. For example, pandemic-related reluctance or restrictions, including stay-at-home
orders and curtailment of activities, could reduce the rate of patient enrollment in our RESPONSE clinical trial and other clinical studies, and impair the ability to efficiently treat patients at investigator sites. Additionally, our employees, representatives from our clinical research organization partners, and study investigators may be unable to efficiently collaborate or unwilling to conduct investigator site activities in-person
at the sites (as per standard practice) and may be required to delay, or alter, their approach to complete this work due to shortages of personnel or diversion of resources at clinical sites or continued government-imposed limitations on activities. Further, our employees and representatives from our contract manufacturing organizations may experience unanticipated challenges sourcing raw materials or producing and distributing sufficient quantities of clinical drug supplies for use in our clinical trials.

•
We have limited access to our corporate office and requested that most of our personnel, including all of our administrative employees, work remotely, and restricted on-site
staff to only those personnel and contractors who must perform essential activities that must be completed on-site.
The
COVID-19
pandemic could disrupt our ability to secure supplies for our operations. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus.

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

The
COVID-19
pandemic continues to evolve. The emergence of
COVID-19
variants, such as the Delta and Mu variants, will also continue to affect the impact of the pandemic. The extent to which the pandemic may impact our business, including our preclinical, clinical and associated drug development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of
COVID-19,
variants to
COVID-19
that continue to arise, the duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States, particularly in the San Francisco Bay Area where our executive offices are located, and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Risks Related to Our Financial Condition and Capital Requirements
We will need additional capital in the future to sufficiently fund our operations and research.
We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of September 30, 2021, we had cash, cash equivalents and marketable securities of approximately $113.8 million. On July 30, 2021, we entered into a Development Financing Agreement with an affiliate of Abingworth LLP pursuant to which Abingworth has committed to provide us up to $100.0 million in funding, of which $25 million was received in August 2021, $25 million was received in November 2021, and the remaining $25 million is to be provided within approximately six months after the Effective Date, as further discussed in
Note 5—Development Financing Agreement
in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form
10-Q.
The Development Financing Agreement also provides that we will raise additional funds in a public or private offering within nine months of the Effective Date of the agreement. We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. We may also choose to raise additional equity and/or debt capital if appropriate opportunities become available. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.

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

Our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies;

•	the need for additional or expanded clinical studies;

•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration, validation and commercial programs;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights; and

•	the effect of competing products and market developments.
If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results, prospects, and on our ability to develop our product candidates.
Failure to remain in compliance with our obligations under the development financing agreement with Abingworth could lead to reduced funding under the agreement and/or the acceleration of potentially significant payments to Abingworth
On July 30, 2021, we entered into a Development Financing Agreement with Abingworth, pursuant to which Abingworth will provide funding to us to support our development of seladelpar for the treatment of PBC. Pursuant to the Financing Agreement, Abingworth has committed to provide us up to $100.0 million in funding, of which we have received $50 million through November 2021. Pursuant to the Financing Agreement, we will be required to use commercially reasonable efforts to develop seladelpar and complete our development program in accordance with the Financing Agreement and an agreed timeline. The Financing Agreement also provides that we will raise additional funds in a public or private offering within nine months of the Effective Date. In return, we will pay to Abingworth (1) upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided and (2) variable success payments equal to 1.1x of the funding provided upon first reaching certain U.S. product sales milestones. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided, our payment obligations under the Financing Agreement will be fully satisfied. Upon our change of control, an acceleration payment of 1.35x of the funding provided is payable, net of payments already made to Abingworth and creditable against future payments to Abingworth.
The Financing Agreement terminates upon the payment of all payments owing to Abingworth, unless earlier terminated. The Agreement may be earlier terminated in a number of circumstances including (i) by Abingworth if we fail to use commercially reasonable efforts to develop seladelpar as set forth in the Financing Agreement or if we fail to make required payments (Fundamental Breach) or (ii) by either party if the other party materially breaches the Agreement (Material Breach). In certain instances, upon the termination of the Financing Agreement, we will be obligated to pay Abingworth a multiple of the amounts paid to us under the Agreement, including specifically,
(i) 310% of such amounts in the event that Abingworth terminates the agreement due to (x) a Fundamental Breach, (y) our bankruptcy, or (z) a safety concern resulting from gross negligence on our part or due to a safety concern that was material on the Effective Date and the material data showing such safety concern was not publicly known, disclosed to Abingworth, or in the diligence room made available to Abingworth,
(ii) 200% of such amounts in the event the Agreement is terminated due to (x) our Material Breach or (y) the security interests of Abingworth being invalidated or terminated other than as set forth in the Financing Agreement, and
(iii) 100% of such amounts in the event of certain irresolvable disagreements within the executive review committee overseeing our development of seladelpar.
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

•	the number of patients in our RESPONSE clinical trial that choose to have biopsies may be insufficient to satisfy regulatory requirements;

•	clinical investigators or study subjects may fail to comply with clinical study protocols;

•	trial conduct and data analysis errors may occur, including, but not limited to, data entry and/or labeling errors;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our clinical trial materials or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.
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
COVID-19
pandemic, including the emergence of
COVID-19
variants such as the Delta and Mu variants, is also uncertain, and may create additional delays in completing our clinical trials.
Events that may result in delays or unsuccessful completion of clinical trials include the following:

•	reluctance of patients to enroll in our clinical trials due to the COVID-19 pandemic;

•	competition for eligible patients from competing clinical trials;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA or other regulatory authorities on final trial design;

•	imposition of a clinical hold following a reported safety event;

•	an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;

•	delays in obtaining required institutional review board (IRB) approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	delays caused by the need to enroll additional subjects willing to have biopsies in the RESPONSE trial;

•	delays caused by subjects dropping out of a trial due to side effects or otherwise;

•	changes to treatment guidelines or the introduction of a new standard of care;

•	delays caused by clinical sites dropping out of a trial;

•	time required to add new clinical sites;

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials; and

•	delays in importing clinical trial materials into foreign countries where our clinical trials are being conducted.
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
In May 2016, we announced results of a High Dose Phase 2 clinical study of seladelpar in patients with PBC. During the course of this trial three cases of asymptomatic, reversible transaminase elevations occurred, and we made the decision to discontinue the study early after review of safety and efficacy data demonstrated a need for further dose reduction to optimize clinical safety and efficacy. In November and December 2019, due to histologic observations in our NASH clinical trial, all seladelpar clinical trials were terminated, pending further analysis of data from the NASH trial and further discussions with the FDA. Although in July 2020 the FDA lifted the clinical hold on our seladelpar program, this process substantially delayed the development of seladelpar. The emergence of adverse events (AEs) and histological observations in subsequent seladelpar clinical trials could prevent us from further developing seladelpar or could result in the denial of regulatory approval.
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
The historical trading price of our common stock has been volatile. Our stock price may continue to be subject to wide fluctuations in response to a variety of factors, including:

•	delays in enrolling and/or completing the RESPONSE clinical trial or our other clinical trials;

•	adverse or inconclusive results in our clinical trials;

•	adverse or inconclusive results or delays in preclinical testing;

•	inability to obtain additional funding;

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
Significant additional capital may be needed in the future to continue our product development efforts in current and future clinical trials and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of September 30, 2021 was 1,684,380 shares.
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

Item 6.	Exhibits

Exhibit Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 26, 2020, SEC File No. 001-36500).

3.3	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021).

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1#	Development Financing Agreement, dated July 30, 2021, by and between CymaBay Therapeutics, Inc. and ABW Cyclops SPV LP.

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of Vice President, Finance (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial and Accounting Officer) pursuant to 13a-14(b) or 15d-14(b) of the Exchange Act.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL, tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Schema Linkbase Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

#	Certain portions of this agreement have been omitted because the omitted portions are both not material and is the type of information that CymaBay treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance (Principal Financial and Accounting Officer)

Date: November 10, 2021