Form 10-K
period 2021-12-31
CymaBay Therapeutics, Inc.
filed 2022-03-17
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
common equity held by
non-affiliates
of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2021, was $298,401,478. This excludes 426,196 shares of the registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June 30, 2021. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding as of February 28, 2022, was
84,677,939
.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III, Items
10-14
of this Annual Report on Form
10-K.

C
YMABAY
T
HERAPEUTICS
, I
NC
.
ANNUAL REPORT ON FORM
10-K
For the Year Ended December 31, 2021

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
In addition, statements that “we believe” or “we expect” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and readers are cautioned not to unduly rely on these statements.
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
Risks Related to the
COVID-19
Pandemic

•
Our business may be adversely affected by the effects of the
COVID-19
pandemic, particularly the emergence of
COVID-19
variants such as the Delta and Omicron variants, including those impacting our ability to enroll and conduct critical clinical trials such as RESPONSE, as well as impacts to our other development efforts, administrative personnel and third-party service providers.

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

Other Risks Factors – Risks Related to Employees, Information Technology, and Owning Our Common Stock

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
Our lead product candidate, seladelpar, is a potent and selective agonist of peroxisome proliferator activated receptor delta (PPAR
d
), a nuclear receptor that regulates genes directly or indirectly involved in the synthesis of bile acids/sterols, metabolism of lipids and glucose, inflammation and fibrosis. We are focused on developing seladelpar for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver resulting in impaired bile flow (cholestasis) and inflammation.
We reported net losses of approximately $90.0 million and $51.0 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had cash, cash equivalents and marketable securities totaling $194.6 million, which we believe is sufficient, together with committed capital, to fund our current operating plan through 2023.
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
Phase 3 Trials
We are in the process of enrolling a global, Phase 3 registration study (RESPONSE) to evaluate seladelpar in patients with PBC and currently anticipate completing enrollment in RESPONSE during the first half of 2022. We are also continuing the enrollment of a global long-term safety study (ASSURE) to evaluate seladelpar in patients with PBC.
CymaBay Pipeline Overview
Our pipeline includes two clinical stage product candidates: seladelpar (a PPAR
d
agonist) and
MBX-2982
(a GPR119 agonist).

Product Candidates	Disease/condition	Status	Description
Seladelpar (PPAR d agonist)	Primary Biliary Cholangitis (PBC)	Phase 3	Ongoing 52-week Phase 3 study to evaluate seladelpar in PBC patients with inadequate response or intolerance to ursodeoxycholic acid (UDCA) (RESPONSE)
Seladelpar (PPAR d agonist)	Nonalcoholic Steatohepatitis (NASH)	Phase 2b	Completed 52-week Phase 2b study to evaluate safety, tolerability, and effect of seladelpar in patients with NASH
MBX-2982 (GPR119 agonist)	Hypoglycemia in Type 1 Diabetics	Phase 2a	Ongoing proof-of-pharmacology Phase 2a study*

*	Being conducted and funded by third parties (see MBX-2982 section below)

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

•	Reductions in LDL-C and total cholesterol, and increases in high-density-lipoprotein (HDL-C),

•	Reductions in triglycerides and free fatty acids,

•	Reductions in high-sensitivity C-reactive protein (hs-CRP), a marker of inflammation, and

•	Reductions in alkaline phosphatase (ALP) and gamma-glutamyl transferase (GGT).
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
To date, we have completed
six-month
and twelve-month toxicity studies of seladelpar in rats and monkeys, respectively, as well as two-year
carcinogenicity studies in mice and rats. In addition, we have completed multiple Phase 1 clinical studies, three Phase 2 and one Phase 3 clinical study (ENHANCE) of seladelpar in PBC. In addition, we are in the process of conducting a second Phase 3 study (RESPONSE) with seladelpar in PBC. We believe that the data from the Phase 2 studies and the ENHANCE Phase 3 study established seladelpar’s anti-cholestatic and anti-inflammatory effects and identified a dose (10 mg/day) that has the potential to offer patients improved efficacy and better tolerability over the only approved second-line treatment available today. Those studies showed reductions in markers of cholestasis including ALP and GGT, and showed improved inflammatory and metabolic markers with patients experiencing decreases in levels of transaminases, hs-CRP,
and
LDL-C.
Many PBC patients suffer from pruritus, or itching, which can significantly impact their quality of life. Based on data from our Phase 2 and Phase 3 studies, and unlike the only approved second-line treatment currently available, we believe that seladelpar may reduce the incidence of pruritus in PBC patients.
Target Indications for Seladelpar
We are actively pursuing PBC as our initial launch indication for seladelpar. We may look to develop seladelpar in other indications in the future. Following is a review of PBC and NASH and our development progress for seladelpar in each indication.
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

PBC primarily affects an estimated one in 1,000 women over the age of 40. Due to its low prevalence, PBC has been recognized as an orphan disease in the U.S. and E.U., meeting their respective FDA and EMA orphan designation criteria. Diagnosis of PBC is confirmed by elevated serum ALP presence and/or the magnitude of antimitochondrial antibody (AMA presence), and liver biopsies, although biopsies are not required for diagnosis in most patients.
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
Retrospective analyses of PBC clinical outcomes data have shown that elevated levels of ALP and bilirubin are associated with worsened clinical outcomes including liver transplantation and death associated with PBC. These analyses supported the use of ALP and bilirubin as elements of a clinical surrogate reasonably likely to predict outcomes that was used for the approval of obeticholic acid as a second line therapy for PBC. The current first line therapy for PBC is ursodeoxycholic acid (UDCA), a secondary bile acid.
Studies of Seladelpar in PBC
RESPONSE (Phase 3)
We are currently enrolling patients in a global, Phase 3 registration study (RESPONSE) to evaluate seladelpar in patients with PBC. The Phase 3 study is a
52-week,
double blind, placebo-controlled, randomized, global, registration study evaluating the safety and efficacy of seladelpar in patients with PBC. The study is intended to enroll 180 patients, who have an inadequate response to, or intolerance to, UDCA, in a 2:1 randomization to oral, once daily seladelpar 10 mg or placebo. The primary outcome measure will be the composite biochemical responder rate at 52 weeks. A responder is defined as a patient who achieves an ALP level less than 1.67 times the upper limit of normal with at least a 15% decrease from baseline and has a normal level of total bilirubin. Additional key outcomes of efficacy will compare the rate of normalization of ALP at 52 weeks and the change from baseline in level of pruritus at six months for patients with moderate to severe pruritus at baseline assessed by a numerical rating scale (NRS) recorded with an electronic diary.
ENHANCE (Phase 3)
In October 2018 we commenced a global, Phase 3 registration study (ENHANCE) to evaluate seladelpar in patients with PBC. The Phase 3 study was a double-blind, randomized, placebo-controlled
52-week
study evaluating the safety and efficacy of 5 mg and 10 mg of seladelpar versus placebo in patients with PBC who had an inadequate response to, or were intolerant to, first-line treatment with UDCA.
Approximately 265 patients were randomized to receive placebo, 5 mg of seladelpar, or 10 mg of seladelpar. Patients on 5 mg could potentially increase their dose, in a double-blinded manner, to 10 mg after 6 months if they had not yet met the composite biochemical response criteria. The primary endpoint was a composite response defined as a patient achieving an ALP level below 1.67 times the upper limit of normal, with at least a 15% reduction from baseline, and a normal total bilirubin at 52 weeks. The primary efficacy analysis was to compare response rates of treatment groups to those of the placebo group. Key secondary endpoints were the ALP normalization rate and changes from baseline in pruritus, as measured by NRS in patients with moderate-to-severe
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
In August 2020 we announced positive results from ENHANCE, which we believe support seladelpar as a safe, well-tolerated, and efficacious treatment for patients with PBC. Although the study was terminated prior to the completion of the 52-week treatment
period, the statistical analysis plan was amended while the study remained blinded to adjust for evaluation of the primary and two key secondary endpoints at Week 12 rather than Week 52. Topline data for patients through 12 and to 26 weeks showed what we believe to be robust anti-cholestatic, anti-inflammatory and anti-pruritic activity of seladelpar. Specifically, 78.2% of patients on 10 mg of seladelpar compared with 12.5% on placebo achieved the primary composite outcome after 3 months (p<0.0001), and 27.3% of patients on 10 mg of seladelpar compared with 0% on placebo normalized ALP by 3 months (p<0.0001). In addition, the study revealed statistically significant improvement in change from baseline in pruritus at 3 months (p<0.05) for patients with moderate-to-severe itch
treated with seladelpar 10 mg versus placebo.
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
With the reinstatement of the clinical development of seladelpar we commenced a long-term safety study (ASSURE), which is open to patients who were eligible for the prior long-term extension study, including those from our Phase 2 open label study and our Phase 3 ENHANCE study, as well as patients completing treatment in RESPONSE. The ASSURE trial is ongoing and has already enrolled over 120 patients, with additional patients expected to enroll from prior seladelpar PBC trials as well patients completing treatment in RESPONSE.
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
In November 2018 we announced data that we believe showed that seladelpar treatment led to sustained anti-cholestatic and anti-inflammatory effects with no worsening of pruritus through 52 weeks. Specifically, at 52 weeks the mean decreases in ALP were
-47%
and
-46%
in the 5/10 titration and 10 mg groups, respectively. A key secondary outcome was the composite response measured at week 52 where a responder was defined as a patient with ALP <1.67 x ULN, ≥15% decrease in ALP, and total bilirubin ≤ULN. At 52 weeks 59% and 71% of patients met the composite endpoint in the 5/10 titration and 10 mg groups, respectively. The anti-cholestatic effect of seladelpar was further substantiated with ALP normalization at 52 weeks in 24% and 29% of patients in the 5/10 titration and 10 mg groups, respectively. Treatment with seladelpar also demonstrated a robust anti-inflammatory activity with median transaminase decreases of
-31%
and
-33%
in the 5/10 titration and 10 mg groups, respectively.
We subsequently reported on a
52-week
analysis from the study on the effect of seladelpar on pruritus, or itching, which is a common clinical symptom of PBC that adversely effects a patient’s quality of life. Patient self-reported experiences were collected using the pruritus visual analogue scale (VAS) in 101 PBC patients in the 5/10 titration or 10 mg groups. In patients with moderate to severe pruritus (VAS ≥ 40), substantial improvement in pruritus (VAS ≥
20-point
decrease) was seen in 58% and 93% of patients in the 5/10 titration and 10 mg groups, respectively. These data suggest that seladelpar is not associated with drug-induced pruritus and supported further evaluation of seladelpar’s potential benefit on pruritus.
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
NASH Phase 2b Seladelpar Study
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
NASH Histology Review
In November 2019, we announced the termination of our Phase 2b study of seladelpar in subjects with NASH. In addition, we placed all studies of seladelpar in subjects with PBC on hold. The decision to halt development of seladelpar was based on initial histological observations in the Phase 2b study of seladelpar in NASH that were observed in the first blinded tranche of end-of-treatment
liver biopsies in the trial. These observations were characterized by an interface hepatitis presentation, with or without biliary injury, and sometimes with the presence of numerous immune cells. Although these patients had stable or improving biochemical markers of liver disease, the decision to halt development was based on a need to understand the significance of the observations, and possible impact on patients, before dosing additional patients with seladelpar. The FDA agreed with this decision and subsequently placed a formal clinical hold on seladelpar in December 2019. Thereafter, we terminated all our ongoing clinical studies of seladelpar pending further investigation of the histological observations.
With the receipt of additional requests from the FDA, we initiated a series of investigative actions to better understand the baseline characteristics of patients enrolled in our Phase 2b NASH study and the histological observations identified by our study pathologists at the end of treatment. The investigation included three activities intended to confirm and subsequently understand the significance of the observations. The first was a comprehensive collection and review of data including patient demographics, medical history, concomitant medications and additional biochemical markers. The second was a blinded, independent review of baseline and end of treatment biopsies by several experienced liver pathologists. Finally, the third was a formal pathology and clinical hepatology review panel meeting during which experts reviewed all information gathered to provide a consensus independent determination of the role of seladelpar in these findings. These activities were essential to our follow-up
with the FDA and to determine if there was a path forward for seladelpar.
In May 2020, we announced completion of the independent expert panel review into the findings from our NASH Phase 2b study. The eight-person panel included three hepatopathologists and five hepatologists with expertise in drug-induced liver injury, NASH and PBC. The expert panel found no clinical, biochemical or histological evidence of seladelpar-related liver injury in the study. The panel also unanimously supported the lifting of the clinical hold and the re-initiation of
clinical development. In June 2020, we discussed the data, the panel’s conclusions, and other matters with the FDA and submitted a complete response letter to answer outstanding FDA questions and seek approval from the FDA to lift the clinical hold. In July 2020, we received a response from the FDA lifting the clinical hold, thereby permitting us to reinstate clinical development of seladelpar.

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
The study is ongoing.
CB-0406
In 2020 we began to evaluate
CB-0406,
the active metabolite of the arhalofenate, a
pro-drug
previously studied for chronic metabolic diseases. We initiated a single and multiple ascending dose study of
CB-0406
in healthy subjects to establish its pharmacokinetics, safety and maximum tolerated dose. While the study showed CB-0406 had
improved pharmacokinetics versus
arhalofenate, CB-0406’s safety
profile did not support continued development as a result of the occurrence of a small number of reversible cases of thrombocytopenia at higher doses. Therefore, in mid-2021
we discontinued development of
CB-0406.
COVID-19
Pandemic
Through the date of filing of this Annual Report, the biggest impact of the
COVID-19
outbreak on our operations, financial condition and liquidity has been the remote operation of our operations personnel and what we believe to be slower enrollment timelines for our RESPONSE trial. As a result of the continuing
COVID-19 pandemic,
we may experience future disruptions that could impact these and additional aspects of our business, including our progress towards the completion of our clinical studies, and other associated development activities. Possible disruptions are currently difficult to foresee. We continue to monitor areas of potential risk, which include but are not limited to the following:

•
Remote workforce operations
. During the pandemic to date, our workforce has adapted to remotely working to maintain operations. Our reliance on personnel working from home could potentially negatively impact future productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, remote operations could increase our cyber-security and data privacy risks, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which may result in increased costs to us.

•
Clinical trial and drug manufacturing operations
. In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the U.S. and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors are adapting to
COVID-19 related
travel restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward enrollment and completion of our existing clinical trials. However, in the future, as we look to enroll and complete the clinical development of seladelpar and initiate other programs, our research and development employees and contractors may not be able to sufficiently access their applicable work facilities as a result of continued facility closure orders and the possibility that governmental authorities might further modify such restrictions. Furthermore, patients we expect to enroll in our clinical trials may also be impacted by any ongoing travel and facility access restrictions. Although we and our contractors continue to plan for and develop pandemic-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact that travel and facility access restrictions (or other unanticipated impediments) may have on our ability to execute our development activities in a timely and cost-effective manner.

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

Overall, we cannot at this time predict the specific extent, duration, or full impact that the continuing
COVID-19
pandemic will have on our financial condition and operations. The impact of the
COVID-19
pandemic on our company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, this may negatively impact our business.
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
Finance and Licensing Agreements
Our current significant finance and licensing arrangements are summarized below:
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
Abingworth:
On July 30, 2021, we entered into a Development Financing Agreement (the Financing Agreement) with ABW Cyclops SPV LP, an affiliate of Abingworth LLP (Abingworth), pursuant to which Abingworth provided us with $75 million of funding to support our development of seladelpar for the treatment of PBC. We have an option to receive an additional $25 million (Optional Funding) within approximately two months of the completion of enrollment of our Phase 3 RESPONSE clinical trial. The Optional Funding is subject to certain customary funding conditions. In return, we will pay to Abingworth (1) contingent upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided, consisting of $10 million payable within 90 days after Regulatory Approval and thereafter payments due on the first six anniversaries of the Regulatory Approval in the amounts of $15 million, $22.5 million, $22.5 million, $25 million, $27.5 million and $27.5 million, respectively (or if the Optional Funding is provided, 133% of such payments) and (2) variable success payments equal to 1.1x of the funding provided, consisting of sales milestone payments of (x) $17.5 million and $27.5 million, respectively (or if the Optional Funding is provided, 133% of such payments) upon first reaching certain cumulative U.S. product sales thresholds, and (y) $37.5 million (or if the Optional Funding is provided, 133% of such payment) upon first reaching a specified U.S. product sales run rate.
Promptly following receipt of Regulatory Approval, we are required to execute and deliver a promissory note to Abingworth to convert the fixed and variable success payments into a note payable. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided (approximately $232.5 million (or $310 million if the Optional Funding is provided)), our payment obligations under the Financing Agreement will be fully satisfied. We have the option to satisfy our payment obligations to Abingworth upon Regulatory Approval, or a change of control of us, by paying an amount equal to the remaining payments payable to Abingworth subject to a mid-single-digit discount
rate. Upon a change of control of us, an acceleration payment of 1.35x of the funding provided is payable, net of payments already made to Abingworth and creditable against future payments to Abingworth.
Pursuant to the Financing Agreement, we are required to use commercially reasonable efforts to develop seladelpar and complete our development program in accordance with the Financing Agreement and an agreed timeline. In addition, an executive review committee was established between Abingworth and us to discuss our development of seladelpar.
Pursuant to the Financing Agreement, we granted Abingworth a security interest in all of our assets (other than intellectual property not related to seladelpar), provided that we are permitted to incur certain indebtedness. The security interest will terminate when we have paid Abingworth 2.0x of the funding provided or upon certain terminations of the Financing Agreement. The Financing Agreement also provides for negative, affirmative and additional covenants, with which we have agreed to comply.
The Financing Agreement also provided that we would raise additional funds in a public or private offering within nine months of the effective date of the Financing Agreement, a condition that was satisfied by the equity financing we completed in November 2021.
The Financing Agreement terminates upon the payment of all payments owing to Abingworth, unless earlier terminated. The Financing Agreement may be earlier terminated by Abingworth if (i) we fail to use commercially reasonable efforts to develop seladelpar as set forth in the Financing Agreement or fail to make required payments (Fundamental Breach), (ii) we suffer a material adverse event, (iii) there is a material adverse patent impact on our intellectual property covering seladelpar, (iv) there are certain irresolvable disagreements within the executive review committee, (v) the security interests of Abingworth are invalidated or terminated other than as set forth in the Financing Agreement or (vi) the RESPONSE clinical trial is completed or terminated and (1) the primary endpoint is not met or (2) Abingworth reasonably determines that the results of the RESPONSE clinical trial do not support regulatory approval. The Financing Agreement may be earlier terminated by us if (i) Abingworth fails to fund as provided in the Financing Agreement, (ii) Abingworth fails to release its security interests as provided in the Financing Agreement or (iii) the RESPONSE clinical trial is completed or terminated and the primary endpoint is not met. The Financing Agreement may be terminated by either party (i) if the other party materially breaches the Financing Agreement (Material Breach), (ii) if seladelpar fails to receive regulatory approval in the U.S., U.K. or E.U., (iii) upon the bankruptcy of the other party, (iv) if a serious safety concern arises in a seladelpar clinical trial or (v) upon a change of control of us.
In certain instances, upon the termination of the Financing Agreement, we will be obligated to pay Abingworth a multiple of the amounts paid to us under the Financing Agreement, including specifically,
(i) 310% of such amounts in the event that Abingworth terminates the Financing Agreement due to (x) a Fundamental Breach, (y) our bankruptcy, or (z) a safety concern resulting from gross negligence on our part or due to a safety concern that was material on the effective date of the Financing Agreement and the material data showing such safety concern was not publicly known, disclosed to Abingworth, or in the diligence room made available to Abingworth,

(ii) 200% of such amounts in the event the Financing Agreement is terminated due to (x) our Material Breach or (y) the security interests of Abingworth being invalidated or terminated other than as set forth in the Financing Agreement, and
(iii) 100% of such amounts in the event of certain irresolvable disagreements within the executive review committee.
In addition, if, following certain terminations, we continue to develop seladelpar for the treatment of PBC and obtain Regulatory Approval, we will make the payments to Abingworth as if the Financing Agreement had not been terminated, less any payments made upon termination. We are not obligated to make any payments to Abingworth under certain instances of technical or regulatory failure of the development program.
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
Intellectual Property
We own or
co-own
approximately 30 United States patents and 210 foreign patents, as well as approximately 10 United States patent applications and 50 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. In addition, we license from third parties 11 United States patents and 1 United States patent application and approximately 200 foreign patents and 10 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. These patents and patent applications include claims covering various aspects of our product pipeline and research and development strategies, including certain PPAR
d
agonists (including seladelpar), their compositions and uses both alone and in combination with other drugs as well as certain GPR119 agonist compositions.
The seladelpar portfolio consists of approximately 400 issued patents and 75 pending patent applications related to composition and method of use that expire between 2025 and 2038, before accounting for any potential patent term extension or orphan disease exclusivity. Patent and trade secret protection is critical to our business. Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property, to extend the life of patents covering our product candidates, to preserve trade secrets and proprietary know-how,
and to operate without infringing the patents and proprietary rights of third parties.
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
, Intercept Pharmaceuticals). Ursodiol decreases serum levels of ALP, bilirubin, alanine aminotransferase, aspartate aminotransferase, cholesterol, and immunoglobulin M, all of which are elevated in patients with PBC and can serve as biochemical markers of the disease. In a study that combined data from three controlled trials with a total of 548 patients, ursodiol significantly reduced the likelihood of liver transplantation or death after four years. Ursodiol also delayed the progression of hepatic fibrosis in early-stage PBC, but was not effective in advanced disease. It has been reported that up to 50% of PBC patients fail to respond adequately to ursodiol therapy. Ursodiol is available as a generic, is approved for other indications, and is priced at a discount to typical branded therapies used in rare populations.
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

Elafibranor (Genfit S.A./Ipsen, S.A.) is a mixed PPAR
a
/
d
agonist in development for patients with PBC. In April 2019, Genfit announced elafibranor had been granted Breakthrough Therapy Designation by the FDA for the treatment of PBC. In December 2018, Genfit announced positive Phase 2 results from a Phase 2 study evaluating the efficacy and safety of elafibranor (80 mg and 120 mg once-daily) in adult patients with PBC who had an inadequate response to UDCA. In September 2020, Genfit announced the commencement of a Phase 3 study of elafibranor in patients with PBC who had an inadequate response or intolerance to UDCA. In December 2021 Genfit announced that it had entered into an exclusive licensing agreement with Ipsen for the development and commercialization of elafibranor. Another potential therapy in clinical development for PBC is the dual PPAR
a
/
g
agonist saroglitazar (Zydus Cadila). In November 2020, Phase 2 results were presented at the Liver Meeting hosted by the American Association for the Study of Liver Disease. In December 2020, Zydus announced saroglitizar had been granted Fast Track Designation for PBC and in January 2021 it received Orphan Drug Designation for PBC by the FDA. In December 2021, Zydus announced it had initiated a Phase 2(b)/3 study of saroglitazar in patients with PBC. The selective NOX inhibitor setanaxib (Calliditas) has also reported Phase 2 study data for PBC and announced its intention to conduct a Phase 2/3 study in PBC commencing in the second half of 2021. In August 2021 Calliditas announced setanaxib had been granted Fast Track Designation for PBC by the FDA and that setanaxib has previously been granted orphan drug designation for PBC in the U.S. and Europe. In cholestatic pruritus, GSK2330672 (GlaxoSmithKline) is an inhibitor of the Intestinal Bile Acid Transporter (IBAT), which is undergoing evaluation for decreasing symptoms of pruritus, including in PBC.
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
(Intercept Pharmaceuticals), cenicriviroc, a CCR2/5 receptor antagonist (Abbvie), and Resmitiron, a
THR-beta
agonist (Madrigal). Novo Nordisk also commenced a Phase 3 study in NASH in 2021 with semaglutide, a
GLP-1
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
Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. In addition, the FDA will require the review and approval of product labeling.
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
The federal Physician Payments Sunshine Act, created under the PPACA, and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, and applicable manufacturers and group purchasing organizations to report annually certain ownership and investment interests held by physicians and their immediate family members.
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

Since its enactment there have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA and it is unclear how these laws and other efforts to repeal and replace the PPACA will impact the PPACA. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the PPACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the PPACA. It is unclear how any such challenges, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or joint committee, to recommend proposals in spending reductions to Congress. The joint committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and, due to subsequent legislative amendments, will remain in effect through 2031 unless additional congressional action is taken. However,
COVID-19
relief legislation suspended the 2% Medicare sequester from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

More recently, there have been several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our business. Further, it is possible that additional governmental action will be taken in response to the
COVID-19
pandemic.
International Regulation
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
Employees
As of December 31, 2021, and February 28, 2022, we had 59 and 60 full-time employees, respectively.
Information about our Executive Officers
As of February 28, 2022, our executive officers were as follows:

Name	Age	Position Held With CymaBay
Sujal Shah	48	President & Chief Executive Officer
Charles A. McWherter, Ph.D.	67	Chief Scientific Officer
Dennis Kim, M.D.	52	Chief Medical Officer
Lewis Stuart	62	Chief Commercial Officer
Klara Dickinson	55	Chief Regulatory and Quality Assurance Officer
Paul T. Quinlan	59	General Counsel and Chief Compliance Officer
Daniel Menold	52	Vice President, Finance
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
Dennis Kim, M.D.
 has served as our Chief Medical Officer since May 2021. From November 2020 to March 2021 he served as Chief Medical Officer of Afyx Therapeutics, a topical drug delivery company, where he led clinical, medical and regulatory development for Rivelin, a novel mucoadhesive patch to deliver treatment for diseases such as oral lichen planus. Prior to this, from March 2019 to November 2020 he served as Chief Medical Officer of Emerald Health Sciences, a biotechnology company, where he was responsible for the general supervision of the company’s clinical and medical affairs, and from September 2011 to February 2019 was Chief Medical Officer at Zafgen, Inc., a biotechnology company, where he was responsible for the general supervision of the company’s clinical and medical affairs. Prior to this Dr. Kim served in senior leadership roles at Orexigen, EnteroMedics and Amylin Pharmaceutical. He received his medical degree from The Chicago School of Medicine, completed his internal medicine residency at Rush University Medical College, and specialty fellowship training in endocrinology/metabolism at University of California, San Diego (UCSD) Medical Center. He also holds a M.B.A. with emphasis in biotechnology structure and strategy from UCSD Rady School of Business.
Lewis Stuart
 has served as our Chief Commercial Officer since May 2021. From December 2019 to May 2021, Mr. Stuart served as Vice President and Prostate Cancer Franchise Leader for Myovant Sciences, a biopharmaceutical company. In this role he led the company’s Prostate Cancer Launch Readiness cross functional team of commercial, medical, legal, and manufacturing functions. From 2013 to 2017, Mr. Stuart served as Vice President, US Oncology Franchise at Genomic Health, a healthcare company, in which role he was responsible for various commercial aspects of the company’s oncology business. Prior to Genomic Health, Mr. Stuart held senior leadership roles at several leading biopharmaceutical companies including Genomic Health and CV Therapeutics. He received a B.A. in Communications and Marketing Management from Virginia Polytechnic & State University, with graduate studies at Northeastern University.
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
Risks Related to the
COVID-19
Pandemic
Our business may be adversely affected by the ongoing
COVID-19
pandemic.
While the
COVID-19
pandemic did not materially adversely affect our business operations in the years ended December 31, 2021 and 2020, economic and health conditions in the United States and across most of the globe have continued to change during 2021 and thereafter. The emergence of
COVID-19
variants, such as the Delta and Omicron variants, have further disrupted the global economy. As a result of the
COVID-19
pandemic, including the emergence of new variants, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the completion of our clinical studies and other associated drug development activities. Possible future disruptions are currently difficult to foresee and include, but are not limited to, potential risk areas as noted below:

•
We are currently managing clinical trials in geographies that are affected by the
COVID-19
pandemic, in particular in areas that have been impacted by the emergence of
COVID-19
variants such as the Delta and Omicron variants. While we have not experienced material impacts to our clinical activities through December 31, 2021, we are observing impacts due to
COVID-19,
including reluctance of subjects to enroll in clinical studies due to the ongoing pandemic, travel restrictions impacting trial enrollment, personnel shortages at clinical sites impacting trial enrollment and operations and facility restrictions impacting trial enrollment. We believe that the COVID-19 pandemic,
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

•
We have limited access to our corporate office and most of our personnel, including all of our administrative employees, work remotely. We have restricted on-site
staff to only those personnel and contractors who must perform essential activities that must be completed on-site.
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

The
COVID-19
pandemic continues to evolve. The emergence of
COVID-19
variants, such as the Delta and Omicron variants, will also continue to affect the impact of the pandemic. The extent to which the pandemic may impact our business, including our preclinical, clinical and associated drug development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of
COVID-19,
variants to
COVID-19
that continue to arise and their relative transmissibility and virulen, the duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States, particularly in the San Francisco Bay Area where our executive offices are located, and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
Risks Related to Our Financial Condition and Capital Requirements
We will need additional capital in the future to sufficiently fund our operations and research.
We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of December 31, 2021, we had cash, cash equivalents and marketable securities of approximately $194.6 million. On July 30, 2021, we entered into a Development Financing Agreement with an affiliate of Abingworth LLP pursuant to which Abingworth has committed to provide us up to $100.0 million in funding, of which we have already received $75 million. In November 2021, we sold 15,625,000 shares of common stock at $4.00 per share and pre-funded
warrants to purchase 3,125,000 shares of common stock at $3.9999 per share in a public equity offering, for total gross offering proceeds of approximately $75 million, before deducting the underwriting fees and other offering expenses. We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. We may also choose to raise additional equity and/or debt capital if appropriate opportunities become available. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.
In the event we do not successfully raise sufficient funds to finance our product development activities, we will curtail our product development activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether. To the extent that the costs of ongoing development exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, sell assets, enter into strategic transactions, or effect a combination of the above. No assurance can be given that we will be able to enter into any of such transactions on acceptable terms, if at all.
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
If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which would have a material adverse effect on our business, operating results, prospects, and on our ability to develop our product candidates.
Failure to remain in compliance with our obligations under the development financing agreement with Abingworth could lead to reduced funding under the agreement and/or the acceleration of potentially significant payments to Abingworth.
On July 30, 2021, we entered into a Development Financing Agreement (the Financing Agreement) with Abingworth, pursuant to which Abingworth agreed to provide funding to us to support our development of seladelpar for the treatment of PBC. Pursuant to the Financing Agreement, Abingworth has committed to provide us up to $100.0 million in funding, of which we have received $75 million through March 2022. Pursuant to the Financing Agreement, we will be required to use commercially reasonable efforts to develop seladelpar and complete our development program in accordance with the Financing Agreement and an agreed timeline. In return, we will pay to Abingworth (1) upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided and (2) variable success payments equal to 1.1x of the funding provided upon first reaching certain U.S. product sales milestones. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided, our payment obligations under the Financing Agreement will be fully satisfied.
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
In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs in connection with commercialization. As a result, we cannot assure you that we will be able to generate revenues from sales of any approved products, or that we will achieve or maintain profitability even if we do generate sales.
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
We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates. The success of any product candidate will depend on many factors, including the following:

•	successful enrollment and completion of clinical trials, including, in the case of RESPONSE, enrollment of sufficient subjects willing to receive a liver biopsy;

•	receipt of marketing approvals from the FDA and regulatory authorities outside the United States for the product candidate;

•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following marketing approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.
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

•	the number of patients in our RESPONSE clinical trial that choose to have biopsies may be insufficient to satisfy regulatory requirements;

•	clinical investigators or study subjects may fail to comply with clinical study protocols;

•	trial conduct and data analysis errors may occur, including, but not limited to, data entry and/or labeling errors;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

•	geo-political turmoil between Russia and Ukraine and/or continuing military actions in Ukraine may cause us to have to suspend or terminate clinical trials of seladelpar in those countries;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our clinical trial materials or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.
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

Geo-political turmoil between Russia and Ukraine and continuing military actions in Ukraine have caused us to suspend clinical trial activity in Ukraine and suspend screening in Russia and may, together with widening sanctions imposed on Russia, cause us to suspend or terminate all clinical trial activity in Russia.
We have a small number of clinical sites in both Russia and Ukraine in our RESPONSE clinical trial and in Russia in our ASSURE clinical trial. Because of continuing military action in Ukraine we recently suspended clinical trial activity in Ukraine. This suspension could potentially delay enrollment completion in our RESPONSE trial. Ongoing geo-political turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have also caused us to suspend screening in Russia and may cause us to need to suspend or terminate all clinical trial activity in Russia. Even if all activity is not suspended or terminated, the ongoing military action and sanctions may affect our RESPONSE and ASSURE clinical trials in Russia. Shipments of seladelpar to Russia may become difficult, delayed or impossible. Shipments of clinical samples from Russia may also become difficult, delayed or impossible. In addition, sites, site personnel and patients may not be able to continue in the trials and we may need to suspend or terminate the trials in Russia. While we have only a small number of clinical sites and enrolled patients in Russia, these disruptions and suspensions could potentially delay enrollment completion in our RESPONSE clinical trial and/or complicate the analysis of data from subjects in Russia.
Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.
Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. We may experience delays in clinical trials at any stage of development and testing of our product candidates and any delay could result in increased costs to us. Any clinical trials we undertake may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all. The impact of the ongoing
COVID-19
pandemic, including the emergence of
COVID-19
variants such as the Delta and Omicron variants, is also uncertain, and may create additional delays in completing our clinical trials.
Events that may result in delays or unsuccessful completion of clinical trials include the following:

•	reluctance of patients to enroll in our clinical trials due to the COVID-19 pandemic;

•	personnel shortages at clinical sites due to the COVID-19 pandemic that impact the enrollment timeline or operations at clinical trial sites participating in our clinical trials;

•	competition for eligible patients from competing clinical trials;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA or other regulatory authorities on final trial design;

•	imposition of a clinical hold following a reported safety event;

•	an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;

•	delays in obtaining required institutional review board (IRB) approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	delays caused by the need to enroll additional subjects willing to have biopsies in the RESPONSE trial;

•	delays caused by subjects dropping out of a trial due to side effects or otherwise;

•	changes to treatment guidelines or the introduction of a new standard of care;

•	delays caused by clinical sites dropping out of a trial;

•	time required to add new clinical sites;

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials; and

•	delays in importing clinical trial materials into foreign countries where our clinical trials are being conducted.
If initiation or completion of any clinical trials we may undertake for our product candidates is delayed for any of the above reasons, our development costs may increase, the approval process could be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may bring products to market before us. Any of these events could impair our ability to generate revenues from product sales, which would have a material adverse effect on our business.
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

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;

•	regulatory authorities may not find the data from nonclinical studies and clinical studies sufficient or may differ in the interpretation of the data;

•	regulatory authorities may require additional nonclinical or clinical studies;

•	regulatory authorities might not approve our third party manufacturers’ processes or facilities for clinical or commercial product;

•	regulatory authorities may change their approval policies or adopt new regulations;

•	regulatory authorities may disagree with the design or implementation of our clinical studies;

•	regulatory authorities may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different from the jurisdiction of that regulatory authority;

•	the results of clinical studies may not meet the level of statistical significance required by regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and

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
Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our products or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Our products would be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Furthermore, promotional materials must be approved by the FDA prior to use for any drug receiving accelerated approval.
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
Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and inhibit our ability to generate revenues.

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
Coverage and adequate reimbursement may not be available for our future products, which could make it difficult for us to sell profitably, if approved.
Market acceptance and sales of any products that we commercialize will depend in part on the extent to which coverage and adequate reimbursement will be available from third-party payers, including government health administration authorities, managed care organizations and private health insurers. Third-party payers decide which therapies they will pay for and establish reimbursement levels. Third-party payers in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any products that we develop will be made on a payer-by-payer
basis. One payer’s determination to provide coverage for a drug does not assure that other payers will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payer’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Third-party payers are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Our relationships with health care professionals, customers and payors may be subject to applicable anti-kickback, fraud and abuse and other health care laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Health care professionals and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our products. Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the federal false statements statute, the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, commonly referred to as the Physician Payments Sunshine Act, and analogous state laws and regulations, such as state anti-kickback and false claims laws.
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
For example, the PPACA was enacted to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA as well as efforts to repeal or replace certain aspects of the PPACA. For example, Congress considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA. It is unclear how litigation, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.
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
We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Further, it is possible that additional governmental action is taken in response to the
COVID-19
pandemic.
Risks Related to Our Reliance on Third Parties
We rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we intend to rely on third parties to produce commercial supplies of any approved products.
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
The facilities used by our contract manufacturers to manufacture the approved product must be approved by the FDA pursuant to inspections that will be conducted only after we submit an NDA to the FDA, if at all. A representative from the EMA or another regulatory authority may also require inspection and approval of such contract manufacturing facilities. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no direct control over the ability of the contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products. No assurance can be given that our manufacturers can continue to make clinical and commercial supplies of product candidates, at an appropriate scale and cost to make it commercially feasible.
In addition, we do not have the capability to package and distribute finished products to pharmacies and other customers. If we receive marketing approval from the FDA, we intend to sell pharmaceutical product packaged and distributed by one or more pharmaceutical product packagers/distributors. Although we have entered into agreements with our current contract manufacturers and packager/distributor for clinical trial material, we will need to enter into commercial agreements with contract manufacturers and with one or more pharmaceutical product packagers/distributors to ensure proper supply chain management once we are authorized to make commercial sales of our product candidates. However, we may be unable to maintain agreements or negotiate commercial supply agreements on commercially reasonable terms with contract manufacturers and pharmaceutical product packagers/distributors, which could delay our ability to launch commercial sales and/or have a material adverse impact upon our business.
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

•
the reliance on a limited number of sources, and in some cases, single sources for key materials, such that if we are unable to secure a sufficient supply of these key materials, we will be unable to manufacture and sell our products in a timely fashion, in sufficient quantities or under acceptable terms;

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
Risks Related to Commercialization of Our Product Candidates
The commercial success of any product will depend upon the acceptance of these products by the medical community, including physicians, patients and health care payors.
If any of our product candidates receive marketing approval, they may nonetheless be unable to gain sufficient market acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our products will depend on a number of factors, including the following:

•	demonstration of clinical safety and efficacy in our clinical trials;

•	the risk/benefit profile of our products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the prevalence and severity of any side effects;

•	the safety of products seen in a broader patient group, including its use outside the approved indications;

•	limitations or warnings contained in the FDA and other regulatory authorities approved label for the relevant product;

•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;

•	the potential and perceived advantages of products over alternative treatments;

•	the timing of market introduction of competitive products;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	our ability to obtain formulary approval;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement, which may vary from country to country; and

•	the effectiveness of our or any future collaborators’ sales, marketing and distribution efforts.
If any of our product candidates is approved but does not achieve an adequate level of acceptance by physicians, patients and health care payors, we may not generate sufficient revenue and we may not become or remain profitable.
If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product, we may be unable to generate any revenue.
We currently do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved we must build our sales, marketing, managerial and other non-technical
capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our products.
If we are unable to build our own sales force or negotiate a strategic partnership for the commercialization of our products, we may be forced to delay the potential commercialization of the product, or reduce the scope of our sales or marketing activities. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring the product to market or generate product revenue.
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
In addition, there are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the European Union and many of the individual countries in Europe with which we would need to comply. Many U.S.-based biopharmaceutical companies have found the process of marketing their own products in Europe to be very challenging.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical studies, and will face an even greater risk if we sell our products commercially. An individual or a group of individuals may bring a liability claim against us if one of our product candidates causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in the following:

•	decreased demand for our products;

•	impairment to our business reputation;

•	withdrawal of clinical study participants;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our products; and

•	loss of revenues.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates. Because we have limited financial and managerial resources, we focus on specific product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or other indications that later prove to have greater commercial potential. We may focus our efforts and resources on product candidates that ultimately prove to be unsuccessful.
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
or
in-license
may fail to result in issued patents with claims that cover the products in the United States or in other countries. If this were to occur, early generic competition could be expected against our products. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which if it exists could be used to invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability, scope or ownership, which may result in such patents, or our rights to such patents, being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the patent applications we hold or license with respect to our product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us and threaten our ability to commercialize our products. We cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid or unenforceable, will be challenged by third parties or will adequately protect our products. Further, if we encounter delays in development or regulatory approvals, the period of time during which we could market our products under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to our product candidates. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be started by a third party or instituted by us to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license it from the prevailing party, which may not be available on commercially reasonable terms or at all.
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
Our commercial success depends in part on our avoiding infringement and other violations of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter party re-examination
proceedings before the United States Patent and Trademark Office (U.S. PTO) and its foreign counterparts. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties.
Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how
and inventions. We are currently engaged in legal proceedings with Genfit S.A., which alleges that we misappropriated some of their trade secrets.
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
We are a party to a number of technology licenses that are important to our business and may enter into additional licenses in the future. For example, we rely on an exclusive license to certain patents and know-how
from Janssen Pharmaceutical NV (Janssen NV), which include seladelpar and certain other PPAR
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
Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is invalid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter-claims against us.
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
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.
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
We are dependent on principal members of our executive team. While we have entered into employment offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including clinical, scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities, competitors and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace key executives or key employees, it may adversely affect the progress of our research, development and commercialization objectives.
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
As we continue to build our clinical development programs, we are expanding our employee base to increase our managerial, clinical, scientific, and other operational teams. Such growth imposes additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a greater amount of attention away from our day-to-day activities
and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among current employees. Our expected growth could require greater capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to create value and/or generate revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize seladelpar and other potential product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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
We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our vendors’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.
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

•	failure to enter into new collaborations;

•	failure by us or our licensors to prosecute, maintain or enforce our intellectual property rights;

•	failure to successfully develop and commercialize our future product candidates;

•	changes in laws or regulations applicable to future products;

•	changes in the structure of health care payment systems;

•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	announcements of significant or potential equity or debt sales by us;

•	announcements of clinical trial plans or results by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.
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
Significant additional capital may be needed in the future to continue our product development efforts in current and future clinical trials and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of December 31, 2021 was 1,588,613 shares.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our certificate of incorporation and our bylaws may delay or prevent an acquisition of us. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management team. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits, with some exceptions, stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. Finally, our charter documents establish advance notice requirements for nominations for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings. Although we believe these provisions together provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders.
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
Item 3. Legal Proceedings
Genfit Litigation
On January 15, 2021, Genfit S.A. (Genfit) filed a complaint against us in the U.S. District Court for the Northern District of California, alleging misappropriation of trade secrets and related causes of action based on our receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis. An Amended Complaint was filed on April 16, 2021 with substantially the same allegations. Genfit seeks damages in an unspecified amount as well as injunctive relief. We have stated in pleadings that we did not request or take any steps to obtain Genfit’s protocol synopsis, have taken diligent steps to remove and quarantine it, and are not using any Genfit trade secrets in our clinical trials. On March 12, 2021, the court granted a Temporary Restraining Order (later converted to a Preliminary Injunction), prohibiting us from accessing or disseminating the protocol synopsis, using any Genfit trade secrets contained therein or destroying any evidence related thereto. We filed a Motion to Dismiss the Amended Complaint that was granted on September 9, 2021, with leave to amend. Genfit filed a Second Amended Complaint on October 15, 2021 with substantially the same allegations and claims for relief as in the original complaint. We filed a Motion to Dismiss the Second Amended Complaint that was granted on January 21, 2022, without further leave to amend. What remains in the complaint is an alleged misappropriation of the protocol synopsis as a whole. We filed our Answer to what remained of the Second Amended Complaint on February 4, 2022. We intend to defend ourselves vigorously.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Equity
Our common stock is listed on the Nasdaq Global Select Market under the symbol “CBAY”. As of February 28, 2022, there were approximately 221 holders of record of our common stock, although there are a substantially greater number of “beneficial holders,” whose shares are held of record by banks, brokers and other financial institutions in “street name.”
Dividend Policy
We have never declared or paid any cash dividends to our stockholders. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings, if any, for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Under our Development Financing Agreement with Abingworth we are not permitted to pay dividends without the consent of Abingworth. Except for the restrictions under our agreement with Abingworth, our board of directors has complete discretion on whether to pay dividends. Even if our board of directors is able to and decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.
Item 6. [Reserved]
Item 7
. Management
’
s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Cautionary Language Regarding Forward Looking Statements” at the beginning of this Annual Report for cautionary information regarding forward-looking statements. These statements appear throughout this Annual Report on
Form 10-K
and are statements regarding our current expectation, belief, or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding our expectations with respect to the following: our business and scientific strategies; the progress of our product development programs, and the timing of results thereof; regulatory submissions and approvals; the impact of the
COVID-19
pandemic, including the emergence of
COVID-19
variants such as the Delta and Omicron variants, on our company and operations; the anticipated benefits of our development financing agreement with Abingworth; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements for many reasons. Factors that might cause such a difference include those discussed under the caption “Risk Factors” and elsewhere in this Annual Report on Form
10-K.
These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.
Overview
CymaBay Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need.
Our lead product candidate, seladelpar, is a potent and selective agonist of peroxisome proliferator activated receptor delta (PPAR
d
), a nuclear receptor that regulates genes directly or indirectly involved in the synthesis of bile acids/sterols, metabolism of lipids and glucose, inflammation, and fibrosis. We have been focused on developing seladelpar for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver resulting in impaired bile flow (cholestasis) and inflammation.
In late 2019, we terminated our ongoing PBC studies and other seladelpar-related studies that were ongoing at that time. Specifically, the decision to halt development of seladelpar was based on initial histological observations seen in our Phase 2b study of seladelpar in patients with NASH that were observed in the first blinded tranche of end-of-treatment
liver biopsies in that trial. Thereafter, in December 2019, we announced a restructuring plan to reduce our workforce by approximately 60% to control our operating costs, pending further investigation of the histological observations. In May 2020, an independent expert panel completed a review of the findings and unanimously concluded that the data in aggregate did not support liver injury related to seladelpar. We subsequently discussed the data, the panel’s conclusions, and other matters with the FDA and in July 2020, the FDA lifted the clinical hold, thereby permitting us to reinstate clinical development of seladelpar. Specifically, we made the strategic decision to refocus our strategy primarily on clinical development of seladelpar in PBC.
Seladelpar—Primary Biliary Cholangitis (PBC)
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
We believe
MBX-2982
may also have utility in various inflammatory diseases and we are currently exploring potential opportunities to advance development.
CB-0406
In 2020 we began to evaluate
CB-0406,
the active metabolite of arhalofenate, a
pro-drug
previously studied for chronic metabolic diseases, in a single and multiple ascending dose study in healthy subjects to establish its pharmacokinetics, safety and maximum tolerated dose. While the study showed
CB-0406
had improved pharmacokinetics versus arhalofenate,
CB-0406’s
safety profile did not support continued development as a result of the occurrence of a small number of reversible cases of thrombocytopenia at higher doses. Therefore, in mid-2021
we discontinued development of
CB-0406.
COVID-19
Pandemic
As a result of the
COVID-19
pandemic, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the initiation and completion of certain clinical studies, and other associated drug development activities. The emergence of
COVID-19
variants, such as the Delta, and Omicron variants, have further disrupted, and may continue to disrupt, aspects of our business, in particular in regard to the initiation and operation of clinical trial sites in portions of the United States, in the U.K and in Europe. Possible future disruptions are currently difficult to foresee. We continue to monitor areas of potential risk which include, but are not limited to, the following:

•
Clinical trial and drug manufacturing operations—In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the U.S. and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors have adapted to
COVID-19
related travel restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward completion of our clinical trials. However, as we continue to enroll clinical trials and look to complete the clinical development of seladelpar and initiate other programs, our research and development employees and contractors may not be able to sufficiently access their applicable work facilities as a result of continued facility closure orders and the possibility that governmental authorities might further modify such restrictions. Furthermore, Although we and our contractors continue to plan for and develop pandemic-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact
COVID-19,
including the emergence of new
COVID-19
variants, travel restrictions and/or facility access restrictions (or other unanticipated impediments) may have on our ability to execute our development activities in a timely and cost-effective manner.

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

•
Remote workforce operations—To date, our workforce has adapted to remotely working to maintain operations. However, remote operations could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which may result in increased costs to us.

Overall, we cannot at this time predict the specific extent, duration, or full impact that the continuing
COVID-19
pandemic will have on our future consolidated financial condition and operations. The impact of the
COVID-19
pandemic on our consolidated financial performance will depend on future developments, including emergence of
COVID-19
variants, such as the Delta and Omicron variants, the duration and spread of the pandemic and related governmental advisories and restrictions, which could result in unexpected costs to us. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources and evaluate our estimates on an ongoing basis. Actual results may materially differ from those estimates under different assumptions or conditions.
While we describe our significant accounting policies in more detail in
Note 2—
Summary of Significant Accounting Policies
of our consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation and understanding of our consolidated financial statements.
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
We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful screening and enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2021 and 2020.
Pre-funded Warrants
Pursuant to our public equity offering completed in November 2021, we issued pre-funded warrants to purchase 3,125,000 shares of common stock at a price of $3.9999 per share. These pre-funded warrants have an exercise price of $0.0001 per share, were fully exercisable upon issuance, and have no expiration date. We determined that the pre-funded warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for us to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to our common stock and meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. Accordingly, the proceeds from the issuance of the warrants were recorded as additional paid-in capital on our consolidated balance sheet as of December 31, 2021.
Development Financing Agreement
We account for the Financing Agreement (see Note 6) as a debt instrument. Accordingly, we have recorded payments received under the Financing Agreement as part of a development financing liability in our consolidated balance sheet. The liability is recorded at amortized cost and accreted to the contractual success fee amounts based on the estimated timing of regulatory approval and attainment of certain sales milestones using an imputed interest rate. Certain transaction fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and are being amortized to interest expense using the effective interest rate method.
There are several factors that could affect the estimated timing of regulatory approval and attainment of sales milestones, some of which are not entirely within our control. Therefore, we periodically reassess the estimated timing of regulatory approval and attainment of sales milestones, and the expected contractual success fee payments due therefrom. If the timing and/or amount of such expected payments is materially different than original estimates, we will prospectively adjust the accretion of the development financing liability and the imputed interest rate.
We identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, we determined the fair value of these features, both individually and in aggregate, were immaterial at inception and as of December 31, 2021. The fair value of these features will be assessed at each subsequent reporting date and will be marked to market, if material. To determine the amount to record for the embedded derivative liability, we must assess the probability of occurrence of various potential future events that could affect the timing and/or amount of future cash flows related to the Financing Agreement.
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
The Black-Scholes option-pricing model requires the input of certain assumptions. These variables include, but are not limited to, our stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. We determine our stock price volatility based on the sufficiency of our historical stock price data. Due to insufficient historical data of exercise behavior, we have used the “simplified method” to determine the expected life of stock options granted with a service condition. Management continually assesses the assumptions and methodologies used to calculate the estimated fair value of stock-based compensation and evaluates the need to make changes when and if necessary. Any such changes to our valuation assumptions and methodologies could materially impact our fair value determination and the resulting stock-based compensation expense.
Results of Operations
General
To date, we have not generated any income from operations. As of December 31, 2021, we have an accumulated deficit of $766.9 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. All of our product candidates are at various stages of development and will require additional work and regulatory approval before they can be licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate sufficient product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through equity offerings, debt financings or a combination of the foregoing.
Operating Results
Our results of operations for the years ended December 31, 2021 and 2020 are presented below (in thousands):

	Year Ended
	December 31,		Change
	2021	2020	2021 vs 2020
($ in thousands)
Operating expenses:
Research and development	$64,542	$35,882	$28,660
General and administrative	23,040	16,720	6,320

Total operating expenses	$87,582	$52,602	$34,980

	Year Ended
	December 31,		Change
	2021	2020	2021 vs 2020
Loss from operations	$(87,582)	$(52,602)	$(34,980)
Other income (expense), net:
Interest income	167	1,616	(1,449)
Interest expense	(2,583)	—	(2,583)

Total other income (expense), net	(2,416)	1,616	(4,032)

Net loss	$(89,998)	$(50,986)	$(39,012)

Research & Development Expenses
Conducting research and development is central to our business model. Research and development expenses increased $28.7 million to $64.5 million from $35.9 million for the years ended December 31, 2021 and 2020, respectively. This increase was largely due to activities associated with the development of seladelpar focusing primarily on our late-stage PBC program. In 2020, expenses included costs associated with shutdown of certain clinical trials after the seladelpar program was placed on clinical hold in late 2019 pending further investigation. This investigation was concluded in the second quarter of 2020, the clinical hold was subsequently lifted in July 2020, and we made the decision to restart the seladelpar development program in July 2020. As we continue to progress late-stage development of seladelpar in PBC as well as development activities associated with other product candidates, we expect research and development costs to continue to increase in the future.
Research and development expenses are detailed further in the table below (in thousands):

	Year Ended December 31,		Change
	2021	2020	2021 vs 2020
Project costs:
Seladelpar PBC clinical studies	$35,007	$15,747	$19,260
Seladelpar drug manufacturing & development	5,531	1,332	4,199
Seladelpar other studies	549	2,440	(1,891)
Non-seladelpar studies	2,647	3,374	(727)

Total project costs	43,734	22,893	20,841
Internal research and development costs	20,808	12,989	7,819

Total research and development	$64,542	$35,882	$28,660

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring materials and manufacturing drug products for use in clinical trial and other research activities; and

•	other costs associated with development activities, including additional studies.
Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, consulting, other outside services and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.
Total project costs increased by $20.8 million to $43.7 million from $22.9 million for the years ended December 31, 2021 and 2020, respectively. Project costs for the year ended December 31, 2021 primarily consisted of seladelpar-related clinical trial expenses for PBC. These cost increases were driven primarily by an expansion of our site activation, patient enrollment, and other clinical trial activities following our decision to restart development of the seladelpar program in July 2020 after the FDA lifted the clinical hold on seladelpar. Internal research and development costs increased by $7.8 million to $20.8 million from $13.0 million for the years ended December 31, 2021 and 2020, respectively, primarily due to higher employee compensation incurred in the year ended December 31, 2021 as compared to the year ended December 31, 2020, as we hired additional research and development personnel to support the restart of our drug development activities.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, overhead expenses, and other general operating expenses not otherwise included in research and development. General and administrative expenses increased by $6.3 million to $23.0 million, from $16.7 million, for the years ended December 31, 2021 and 2020, respectively. The increase was driven primarily by the hiring of additional general and administrative personnel, consultant and other expenses in the second half of 2020 after we made the decision to restart our development activities. We expect general and administrative expenses to continue to increase in the future as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities.
Other Income (Expense), Net
Other income consists of interest income from our marketable securities. Interest income decreased to $0.2 million from $1.6 million for the years ended December 31, 2021 and 2020, respectively. The decrease of $1.4 million was due to lower prevailing interest rates and a reduced investment portfolio balance, on average, compared to prior year.
Interest expense is related to the accretion of the development financing liability recorded in connection with the July 2021 Abingworth Development Financing Agreement using the effective interest method, and totaled $2.6 million for the year ended December 31, 2021. No interest expense was incurred for the year ended December 31, 2020.
Income Taxes
As of December 31, 2021, we had federal net operating loss carryforwards of $522.7 million and state net operating loss carryforwards of $288.3 million to offset future taxable income, if any. In addition, we had federal research and development tax credit carryforwards of $10.2 million, federal orphan drug tax credit carryforwards of $24.8 million, and state research and development tax credit carryforwards of $6.2 million. If not utilized, the federal net operating losses for the years beginning before January 1, 2018 of $255.7 million will expire beginning in 2024 through 2037, and the federal net operating losses for the tax years beginning after January 1, 2018 of $267.0 million will be carried forward indefinitely (subject to certain utilization limitations). The state net operating loss carryforwards will expire beginning in 2028 through 2041. The federal research and development and federal orphan drug tax credit carryforwards expire 2021 through 2041, and the state tax credit will carry forward indefinitely. Interest and penalties for the years ended December 31, 2021 and 2020 were not material. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. Even if the carryforwards are available, they may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. At December 31, 2021, we recorded a 100% valuation allowance against our deferred tax assets of approximately $173.9 million, as our management believes it is more likely than not that they will not be fully realized.
Liquidity and Capital Resources
We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. As of December 31, 2021, cash, cash equivalents and marketable securities totaled $194.6 million, compared to $146.3 million at December 31, 2020.

Development Financing
On July 30, 2021, (the Effective Date) we entered into a Development Financing Agreement (the Financing Agreement) with Abingworth to obtain funding to support our development of seladelpar for the treatment of PBC. The Financing Agreement provides us up to $100.0 million in funding, of which $25 million was received in August 2021, $25 million was received in November 2021 and $25 million was subsequently received in January 2022. We also have an option to draw an additional $25 million (the Optional Funding) within approximately two months of the completion of enrollment of our Phase 3 RESPONSE clinical trial. The Optional Funding is subject to certain customary funding conditions. In return, we will pay to Abingworth fixed and variable success payments, as further described in
Note 6—Development Financing Agreement
in the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form
10-K.
The Development Financing Agreement also provides that we must raise additional funds in a public or private offering within nine months of the Effective Date of the agreement. This capital raise requirement was met following the completion of our public equity offering discussed below.
We were in compliance with all terms and covenants related to the Financing Agreement as of December 31, 2021.
Sale of Common Stock and Pre-funded Warrants
On November 22, 2021, we sold 15,625,000 shares of common stock at $4.00 per share and pre-funded warrants to purchase 3,125,000 shares of common stock at $3.9999 per share in a public equity offering, for total gross offering proceeds of approximately $75 million, before deducting the underwriting commissions and other estimated offering expenses. We also granted the underwriters of the offering a 30-day option to purchase up to an additional 2,812,500 shares of its common stock at the public offering price per share less underwriting commissions, which expired unexercised on December 22, 2021. The proceeds of the offering, net of offering expenses, were $70.5 million. We anticipate using the net proceeds from the offering to fund ongoing development of seladelpar and for working capital and general corporate purposes.
At-the-Market (ATM) Facility
In July 2020, we filed a $200.0 million registration statement on Form S-3 with the SEC and entered into an at-the-market facility (ATM) to sell up to $75.0 million of common stock under the registration statement. To date, we have not sold any shares of common stock under the ATM.
Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(69,431)	$(44,725)
Net cash provided by investing activities	48,589	47,957
Net cash provided by financing activities	118,455	92

Net increase in cash and cash equivalents	$97,613	$3,324

Cash Flows from Operating Activities
Cash used in operating activities for the year ended December 31, 2021 increased by $24.7 million to $69.4 million as compared to $44.7 million in the prior year. The increase in cash used was primarily due to a

$39.0 million increase in our net loss to $90.0 million from $51.0 million in the prior year period as a result of our reinstatement of our seladelpar development program. This effect was also impacted to a lesser extent by changes in our working capital.
Cash Flows from Investing Activities
Cash provided by investing activities was $48.6 million for the year ended December 31, 2021 compared to $48.0 million of cash used in the prior year, primarily due to the timing of our investments in marketable securities.
Cash Flows from Financing Activities
Cash provided by financing activities was $118.5 million for the year ended December 31, 2021 compared to $0.1 million in the prior year. The increase was primarily due to net proceeds of $70.5 million received from the November 2021 public equity offering and net proceeds of $47.7 million from the Financing Agreement with Abingworth.
Capital Requirements
We have incurred operating losses since inception and had an accumulated deficit of $766.9 million at December 31, 2021. As of December 31, 2021, we had cash, cash equivalents and marketable securities of approximately $194.6 million, which we believe is sufficient, together with committed capital, to fund our current operating plan through 2023.
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
Contractual Obligations and Other Cash Requirements
Our long-term contractual obligations as of December 31, 2021 include primarily $1.3 million for our corporate office facility lease, which includes monthly rental payments that are payable through January 2024, the lease termination date. We are also obligated to reimburse the lessor for a prorated portion of monthly facility operating expenses during the lease term.
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
We also have significant potential payment obligations under the Financing Agreement that are contingently payable by us to Abingworth upon regulatory approval of seladelpar in PBC and achievement of certain sales for seladelpar.

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
Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
As a
non-accelerated
filer, we are not required to obtain an opinion of our independent auditors with respect to our internal controls over financial reporting for the period ended December 31, 2021.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.
Other Information
As earlier stated, on July 30, 2021, we entered into a Development Financing Agreement (the Financing Agreement) with ABW Cyclops SPV LP, an affiliate of Abingworth LLP (Abingworth), pursuant to which Abingworth provided us with $75 million of funding to support our development of seladelpar for the treatment of PBC. In 2021 we received $50.0 million of this amount, and received an additional $25.0 million in January 2022.
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.
Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our executive officers is incorporated herein by reference to the information set forth under the caption “Information about our Executive Officers” in Part I of this Annual Report. The information required by this item with respect to our directors is incorporated herein by reference to the information set forth under the caption “Proposal I–Election of Directors” in our proxy statement for our 2022 annual meeting of stockholders, or the 2022 Proxy Statement. The information required by this item with respect to late Section 16 filings is incorporated by reference to the information set forth under the caption “Delinquent Section 16(a) Reports” in the 2022 Proxy Statement. The information required by this item with respect to the committees of our board of directors is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance–Information Regarding Committees of the Board” in the 2022 Proxy Statement.
If the 2022 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on
Form 10-K,
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
Item 11.
Executive Compensation
Reference is made to the information to be included under the heading “Executive Compensation” in our 2022 Proxy Statement, which information is hereby incorporated by reference.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Equity Compensation Plan Information
Information concerning our equity compensation plans will be set forth in our 2022 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans—Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.
Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our 2022 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and is incorporated herein by reference.
Item 14.
Principal Accountant Fees and Services
The information required by this item will be set forth in our 2022 Proxy Statement under the caption “Principal Accountant Fees and Services” in the proposal under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
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

3.3	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Description of Common Stock. (Filed with the SEC as Exhibit 4.2 to our Form 10-K, filed with the SEC on March 25, 2021, SEC File No. 001-35600.)

10.1*	2003 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.1 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

10.2*	Form of 2003 Equity Incentive Plan Stock Option Agreement. (Filed with the SEC as Exhibit 10.2 to our Registration Statement on Form 10, filed with the SEC on August 12, 2013, SEC File No. 000-55021.)

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

10.6*	Form of Incentive Award Grant Notice under the 2013 Equity Incentive Plan. (Filed with the SEC as Exhibit 10.22 to our Form 10-K, filed with the SEC on March 31, 2014, SEC File No. 000-55021.)

10.7*	2020 New Hire Plan. (Filed with the SEC as Exhibit 10.7 to our Form 10-K, filed with the SEC on March 25, 2021, SEC File No. 001-35600.)

10.8*
Form of Stock Option Grant Notice and Option Agreement under the 2020 New Hire Plan. (Filed with the SEC as Exhibit 10.8 to our Form 10-K, filed with the SEC on March 25, 2021, SEC File No. 001-35600.)

Exhibit No.	Description of Document

10.9	Form of CymaBay Indemnity Agreement. (Filed with the SEC as Exhibit 10.7 to our Form 10-K, filed with the SEC on March 17, 2018, SEC File No 001-36500.)

10.10#
PPAR-d License Agreement, dated June 20, 2006, by and between Metabolex, Inc. and Janssen Pharmaceutical NV. (Filed with the SEC as Exhibit 10.1 to our Form 8-K, filed with the SEC on January 12, 2018, SEC File No. 001-36500.)

10.11##
Development Financing Agreement, dated July 30, 2021, by and between CymaBay Therapeutics, Inc. and ABW Cyclops SPV LP. (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on November 10, 2021, SEC File No. 001-36500.)

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

10.18*
Offer Letter, dated August 27, 2020, between CymaBay Therapeutics, Inc. and Paul Quinlan. (Filed with the SEC as Exhibit 10.18 to our Form 10-K, filed with the SEC on March 25, 2021, SEC File No. 001-35600.)

10.19*
Offer Letter, dated March 24, 2021, between CymaBay Therapeutics, Inc. and Lewis Stuart. (Filed with the SEC as Exhibit 10.1 to our Form 10-Q, filed with the SEC on August 12, 2021, SEC File No. 001-35600.)

10.20*
Offer Letter, dated April 30, 2021, between CymaBay Therapeutics, Inc. and Dennis D. Kim. (Filed with the SEC as Exhibit 10.2 to our Form 10-Q, filed with the SEC on August 12, 2021, SEC File No. 001-35600.)

10.21*	Non-Employee Director Compensation Program. (Filed with the SEC as Exhibit 10.17 to our Form 10-K, filed with the SEC on February 28, 2019, SEC File No. 001-36500.)

21.1	List of subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney. (Incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

Exhibit No.	Description of Document

31.2	Certification of Vice President, Finance (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1
Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

*	Indicates management contract or compensatory plan.
#	Portions of this exhibit have been omitted pursuant to a grant of confidential treatment, which portions were omitted and filed separately with the Securities and Exchange Commission.
##	Certain portions of this exhibit have been omitted because the omitted portions are both not material and is the type of information that CymaBay treats as private or confidential.

CymaBay Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CymaBay Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CymaBay Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Redwood City, California
March 17, 2022

CymaBay Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts and par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$125,806	$28,193
Marketable securities	60,729	118,130
Prepaid research and development expenses	2,371	2,221
Other prepaid expenses and current assets	2,193	3,041

Total current assets	191,099	151,585
Property and equipment, net	1,178	1,761
Non-current marketable securities	8,067	—
Operating lease right-of-use asset	254	272
Other assets	1,720	207

Total assets	$202,318	$153,825

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,728	$231
Accrued research and development expenses	9,752	4,698
Other accrued liabilities	5,886	4,928

Total current liabilities	18,366	9,857
Development financing liability	50,320	—
Long-term portion of operating lease liability	695	1,262

Total liabilities	69,381	11,119
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 84,677,939 and 68,946,092 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	8	7
Additional paid-in capital	899,798	819,549
Accumulated other comprehensive (loss) income	(13)	8
Accumulated deficit	(766,856)	(676,858)

Total stockholders’ equity	132,937	142,706

Total liabilities and stockholders’ equity	$202,318	$153,825

See acc
o
mpanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)

	Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$64,542	$35,882
General and administrative	23,040	16,720

Total operating expenses	87,582	52,602

Loss from operations	(87,582)	(52,602)
Other income (expense), net:
Interest income	167	1,616
Interest expense	(2,583)	—

Total other income (expense), net	(2,416)	1,616

Net loss	$(89,998)	$(50,986)

Other comprehensive loss:
Unrealized loss on marketable securities	(21)	(72)

Total other comprehensive loss	(21)	(72)

Comprehensive loss	$(90,019)	$(51,058)

Basic and diluted net loss per common share	$(1.27)	$(0.74)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	71,055,331	68,893,127

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share information)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2019	68,882,459	$7	$812,133	$80	$(625,872)	$186,348
Issuance of common stock upon exercise of stock options	63,633	—	92	—	—	92
Stock-based compensation expense	—	—	7,324	—	—	7,324
Net Loss	—	—	—	—	(50,986)	(50,986)
Net unrealized loss on marketable securities	—	—	—	(72)	—	(72)

Balances as of December 31, 2020	68,946,092	$7	$819,549	$8	$(676,858)	$142,706

Issuance of common stock upon exercise of stock options	106,847	—	219	—	—	219
Stock-based compensation expense	—	—	9,996	—	—	9,996
Issuance of common stock and pre-funded warrants, net of $4,965 issuance costs	15,625,000	1	70,034	—	—	70,035
Net loss	—	—	—	—	(89,998)	(89,998)
Net unrealized loss on marketable securities	—	—	—	(21)	—	(21)

Balances as of December 31, 2021	84,677,939	$8	$899,798	$(13)	$(766,856)	$132,937

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(89,998)	$(50,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	688	632
Stock-based compensation expense	9,996	7,324
Accretion of development financing liability	2,583	—
Write-off of deferred financing costs	312	—
Net accretion and amortization of investments in marketable securities	637	(104)
Changes in assets and liabilities:
Other prepaid expenses and current assets	386	6,716
Other assets	(1,513)	(47)
Accounts payable	2,309	(2,272)
Accrued research and development expenses	5,054	(4,520)
Other accrued liabilities	115	(1,468)

Net cash used in operating activities	(69,431)	(44,725)
Investing activities
Purchases of property and equipment	(87)	(21)
Purchases of marketable securities	(78,084)	(176,300)
Proceeds from maturities of marketable securities	126,760	224,278

Net cash provided by investing activities	48,589	47,957
Financing activities
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	70,499	—
Proceeds from development financing, net of transaction costs	47,737	—
Proceeds from issuance of common stock pursuant to equity award plans	219	92

Net cash provided by financing activities	118,455	92

Net increase in cash and cash equivalents	97,613	3,324
Cash and cash equivalents at beginning of period	28,193	24,869

Cash and cash equivalents at end of period	$125,806	$28,193

Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$666	$647
Supplemental non-cash investing and financing activities
Unpaid financing costs	$464	$—
See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
CymaBay Therapeutics, Inc. (the Company or CymaBay) is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s key clinical development candidate is seladelpar. Seladelpar has been primarily under development for the treatment primary biliary cholangitis (PBC), a rare liver disease. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in one segment.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the year ended December 31, 2021, the Company incurred a net loss of $90.0 million and used $69.4 million of cash in operations. At December 31, 2021, the Company had an accumulated deficit of $766.9 million.
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
During the year ended December 31, 2021, the Company completed certain financing transactions as follows:

•
On July 30, 2021, the Company entered into a Development Financing Agreement (the

Financing Agreement) with ABW Cyclops SPV LP, an affiliate of Abingworth LLP (Abingworth), pursuant to which Abingworth committed to provide $75.0 million in funding in three equal quarterly installments, and an additional amount of $25.0 million at the Company’s option, for a total funding commitment of up to $100 million, to support the Company’s development of seladelpar for the treatment of
PBC
. The Company received the first $25.0 million installment
in

August
2021, the second $25.0 million installment in November 2021 and the third $25.0 million installment
 subsequently in January 2022. For further details, refer to
Note 6—Development Financing Agreement
.

•
On November 22, 2021, the Company sold 15,625,000 shares of common stock at $4.00 per share and pre-funded
warrants to purchase 3,125,000 shares of common stock at $3.9999 per shares in a public equity offering, for total gross offering proceeds of approximately $75 million, before deducting approximately $5 million of underwriting discount and other offering expenses. For further details, refer to
Note 9
—
Stockholders’ Equity
.

As of December 31, 2021, the Company had cash, cash equivalents and marketable securities totaling
 $194.6
million, which the Company believes is sufficient to fund its current operating plan for at least twelve months from the issuance date of its financial statements.
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
pandemic or other factors could also adversely impact the Company’s ability to access capital when and as needed. Failure to raise sufficient capital when needed could require the Company to significantly delay, scale back or discontinue its product development programs or commercialization efforts or other aspects of its business plans, and its operating results and financial condition would be adversely affected.
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
Fair Value of Financial Instruments
The Company’s financial instruments during the periods reported consist of cash, cash equivalents, marketable securities, accounts payable, certain accrued liabilities, and the development financing liability.
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

The carrying amounts of cash, accounts payable, and certain accrued liabilities approximate their related fair values due to the short-term nature of these instruments. Cash is classified as level 1 and accounts payable and accrued liabilities as level 2 under the fair value hierarchy.
The following tables present the Company’s financial assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$85,638	$—	$—	$85,638

Total cash equivalents	85,638	—	—	85,638
Marketable securities:
U.S. and foreign commercial paper	—	28,760	—	28,760
U.S. and foreign corporate debt securities	—	23,535	—	23,535
Asset-backed securities	—	8,522	—	8,522
U.S. treasury securities	—	7,979	—	7,979

Total marketable securities	—	68,796	—	68,796

Total assets measured at fair value	$85,638	$68,796	$—	$154,434

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,415	$—	$—	$22,415

Total cash equivalents	22,415	—	—	22,415
Marketable securities:
U.S. treasury securities	—	15,499	—	15,499
U.S. and foreign commercial paper	—	38,561	—	38,561
U.S. and foreign corporate debt securities	—	29,189	—	29,189
U.S. agency securities	—	23,994	—	23,994
Asset-backed securities	—	7,885	—	7,885
Supranational debt securities	—	3,002	—	3,002

Total marketable securities	—	118,130	—	118,130

Total assets measured at fair value	$22,415	$118,130	$—	$140,545

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
The fair value of the Company’s development financing liability is consistent with its carrying value, which is recorded at amortized cost. The development financing liability is classified as level 3 under the fair value hierarchy as its valuation is based on a discounted cash flow model that uses unobservable inputs such as the estimated timing of regulatory approval and attainment of certain sales milestones.

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
.
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
Concentration of Risk
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
outbreak a pandemic. To date, the Company’s operations have not been significantly impacted by the
COVID-19
outbreak. However, the Company continues to monitor potential risks and uncertainties associated with operating its business during the pandemic. These risks include, but are not limited to, ongoing government advisories and restrictions on travel and workplace access, workforce shortages, and global supply chain delays, all of which could potentially impact the Company’s ability to conduct its critical drug development and regulatory compliance activities. The Company cannot predict the specific extent, duration, or full impact that the
COVID-19
outbreak will have on its consolidated financial condition and operations. The impact of the
COVID-19
coronavirus outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.

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
Leases
The Company has one lease, a
non-cancelable
operating lease agreement for its corporate office. The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use
assets, other accrued liabilities, and long-term portion of operating lease liabilities in the Company’s consolidated balance sheets at December 31, 2021 and 2020. Operating lease right-of-use
assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.
The operating lease
right-of-use
assets also include any lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term. The Company has elected to not separate lease and non-lease
components for its leased assets and accounts for all lease and non-lease
components of its agreements as a single lease component. The Company does not record leases on its consolidated balance sheets when a lease has a term of one year or less.
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
non-clinical
studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred, including expenses that may or may not be reimbursed under research and development funding arrangements. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid assets until the goods are received or services are rendered. Such payments are evaluated for current or long-term classification based on when they will be realized. Additionally, if expectations change such that the Company does not expect goods to be delivered or services to be rendered, such prepayments are charged to expense
.
The Company records expenses related to clinical studies and manufacturing development activities based on its estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In amortizing or accruing service fees, the Company estimates the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company will adjust the accrued or prepaid expense balance accordingly. To date, there have been no material differences from the Company’s estimates to the amounts actually incurred.
Development Financing Agreement
The Company accounts for the Financing Agreement (see Note 6) as a debt instrument. Accordingly, the Company has recorded payments received under the Financing Agreement as part of a development financing liability in the Company’s consolidated balance sheet. The liability is recorded at amortized cost and accreted to the contractual success fee amounts based on the estimated timing of regulatory approval and attainment of certain sales milestones using an imputed interest rate. Certain transaction fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and are being amortized to interest expense using the effective interest rate method.
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
The Company identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the Company determined the fair value of these features, both individually and in the aggregate, was immaterial at inception and as of December 31, 2021. The fair value of these features will be assessed at each reporting date and will be marked to market, if material. To determine the amount to record for the embedded derivative liabilities, the Company must assess the probability of occurrence of various potential future events that could affect the timing and/or amount of future cash flows related to the Financing Agreement.
Pre-funded
Warrants
Pursuant to the Company’s public equity offering completed in November
2021
, the Company issued
pre-funded
warrants to purchase 3,125,000 shares of common stock at a price of $3.9999 per share. These pre-funded
warrants have an exercise price of $0.0001
per share, were fully exercisable upon issuance, and have no expiration date. The Company determined that the pre-funded warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for the

Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded
warrants do not provide any guarantee of value or return. Accordingly, the proceeds from the issuance of the warrants were recorded as additional paid-in
capital on the Company’s consolidated balance sheet as of December 31, 2021. Refer to
Note 9—Stockholders’ Equity
for additional information
.
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
Net Loss Per Common Share
Basic net loss per share of common stock is based on the weighted average number of shares of common stock outstanding equivalents during the period. The weighted-average common shares outstanding as of

December 31, 2021 includes
pre-funded
warrants to purchase up to
3,125,000
 shares of common stock that were issued in connection with the November 2021 public offering, as discussed in
Note 9—
Stockholders’ Equity
. Diluted net loss per share of common stock is calculated as the weighted average number of shares of common stock outstanding adjusted to include the assumed exercises of stock options, if dilutive. In all periods presented, the Company’s outstanding stock options and incentive awards were excluded from the calculation of net loss per share because the effect would be antidilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(89,998)	$(50,986)
Denominator:
Weighted average number of common stock shares outstanding	71,055,331	68,893,127
Net loss per share	$(1.27)	$(0.74)
The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Year Ended December 31,
	2021	2020
Common stock options	10,791	8,812
Incentive awards	101	101

Total	10,892	8,913

Recently Adopted Accounting Pronouncements
ASU
2019-12
In December 2019, the FASB issued ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which removes certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the tax basis of goodwill. The guidance became effective for the Company on January 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures for the year ended December 31, 2021.
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
Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842)
, which deferred the adoption deadline for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, and entities are required to use a modified retrospective approach, with certain exceptions. The Company is currently assessing the impact of this standard on its consolidated financial statements and related disclosures.
3. Marketable Securities
Marketable
available-for-sale
securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2021:
Cash equivalents:
Money market funds	$85,638	$—	$—	$85,638

Total cash equivalents	85,638	—	—	85,638
Current marketable securities:
U.S. and foreign commercial paper	28,760	—	—	28,760
U.S. and foreign corporate debt securities	15,476	—	(8)	15,468
Asset-backed securities	8,524	1	(3)	8,522
U.S. treasury securities	7,982	—	(3)	7,979

Total current marketable securities	60,742	1	(14)	60,729
Non-current marketable securities:
U.S. corporate debt securities	8,067	2	(2)	8,067

Total marketable securities	$154,447	$3	$(16)	$154,434

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2020:
Cash equivalents:
Money market funds	$22,415	$—	$—	$22,415

Total cash equivalents	22,415	—	—	22,415
Current marketable securities:
U.S. and foreign commercial paper	38,561	—	—	38,561
U.S. and foreign corporate debt securities	29,186	7	(4)	29,189
Asset-backed securities	7,883	2	—	7,885
U.S. treasury securities	23,991	3	—	23,994
U.S. agency securities	15,498	1	—	15,499
Supranational debt securities	3,003	—	(1)	3,002

Total current marketable securities	118,122	13	(5)	118,130

Total marketable securities	$140,537	$13	$(5)	$140,545

The Company’s commercial paper and corporate debt securities consist of U.S. and foreign securities from issuers in various sectors, including finance and industry and have similar credit quality and risk characteristics. The Company’s asset-backed securities are collateralized by credit card receivables and have investment-grade ratings. The Company’s government securities are issued by the U.S. treasury and certain U.S. government-backed agencies. Supranational debt securities consist of securities issued with funding from various national governments, including the U.S.
There were no realized gains and losses for the years ended December 31, 2021 and 2020. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2021 and 2020.
The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.
The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of December 31, 2021 (in thousands):

Due less than 1 year	$146,367
Due between 1 and 2 years	8,067

Total fair value	$154,434

4. Certain Balance Sheet Items
Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$2,429	$2,430
Office and computer equipment	290	290
Purchased software	44	44
Furniture and fixtures	539	451

Total	3,302	3,215
Less: Accumulated depreciation and amortization	(2,124)	(1,454)

Property and equipment, net	$1,178	$1,761

Depreciation and amortization exp
e
nse for the y
e
ars ended December 31, 2021 and 2020 was approximately $0.7 million and $0.6 million, respectively, and was recorded in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss. All the Company’s property and equipment is located in the U.S.
Other accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation	$3,986	$3,769
Accrued professional fees and other	1,333	677
Current portion of operating lease liability	567	482

Total other accrued liabilities	$5,886	$4,928

5. License Agreement
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
d
Products. No amounts were incurred or accrued for this agreement as of and for the years ended December 31, 2021 and 2020.

6. Development Financing Agreement
On July 30, 2021
(the Effective Date), the Company entered into a Development Financing Agreement (the Financing Agreement) with Abingworth to provide funding to the Company to support its development of seladelpar for the treatment of primary biliary cholangitis (PBC). The Financing Agreement provides the Company up to

$
100.0
 million in funding, of which $
25.0
 million was provided in
August 2021
, $
25.0
 million was provided in
November 2021
, and $
25.0
million was provided in
January
2022
. The Company has an option to receive an additional $
25
 million (the Optional Funding) within approximately
two
months of enrollment completion of the Company’s Phase
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
Promptly following receipt of

Regulatory Approval, the Company
is required to
execute a note agreement
and deliver a promissory
note to
Abingworth within
two
business days to convert the fixed and variable success payments into a note payable. At the time that Abingworth receives, collectively, an aggregate of
3.1
x of the funding provided (approximately $
232.5
 million (or $
310.0
 million if the Optional Funding is provided)), the Company’s payment obligations under the Financing Agreement will be fully satisfied. The Company has the option to satisfy its payment obligations to Abingworth upon Regulatory Approval, or a change of control of the Company, by paying an amount equal to the remaining payments payable to Abingworth subject to a mid-single-digit
discount rate. Upon a change of control of the Company, an acceleration payment of
1.35
x of the funding provided is payable, net of payments already made to Abingworth and creditable against future payments to Abingworth.

Pursuant to the Financing Agreement, the Company granted Abingworth a security interest in all its assets (other than intellectual property not related to seladelpar), provided that the Company is permitted to incur certain indebtedness. The security interest will terminate when the Company has paid Abingworth 2.0x of the funding provided or upon certain terminations of the Financing Agreement.
The Financing Agreement provides for negative, affirmative and additional covenants, which the Company must comply with for the duration of the Financing Agreement term. As of December 31, 2021, the Company was in compliance with all covenants stipulated in the Financing Agreement.

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
The Company evaluated the Financing Agreement and determined it to be a research and development funding arrangement with the characteristics of a debt instrument as the transfer of financial risk to Abingworth was not considered substantive and genuine. Accordingly, the Company has recorded payments received under the Financing Agreement as part of a development financing liability in its consolidated balance sheets. The Company accounts for the overall development financing liability at amortized cost based on the estimated timing of regulatory approval and attainment of certain sales milestones and the contractual success fee payments expected to be due therefrom, as discounted using an imputed interest rate. The development financing liability will be accreted as interest expense to its expected future repayment amount over the expected life of the agreement using the effective interest rate method. Certain legal and financial advisory fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and will also be amortized to interest expense using the effective interest method.
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
The Company identified certain contingent repayment features in the agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the fair value of these features was immaterial at the Effective Date and as of December 31, 2021. The fair value of the embedded derivative liabilities will be assessed at subsequent reporting dates if material.

The following table sets forth a summary of the changes in the carrying value of the Company’s development financing liability (in thousands):

Balance at December 31, 2020	$—
Cash received	50,000
Debt discount	(2,263)
Accretion of development financing liability	2,583

Balance at December 31, 2021	$50,320

As of December 31, 2021, the development financing liability was classified as a long-term liability as the Company expects the related repayments to take place between 2024 and 2030 for purposes of the model used to calculate its carrying value. The imputed interest rate on the unamortized portion of the development financing liability was approximately
20% as of December 31, 2021.
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
The Company has agreed to indemnify its officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2021 and 2020. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.
Genfit
Litigation

On January 15, 2021, Genfit S.A. (Genfit) filed a complaint against the Company in the U.S. District Court for the Northern District of California, alleging misappropriation of trade secrets and related causes of action based on the Company’s receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis. An Amended Complaint was filed on April 16, 2021 with substantially the same allegations. Genfit seeks damages in an unspecified amount as well as injunctive relief. On March 12, 2021, the Court granted a Temporary Restraining Order (later converted to a Preliminary Injunction), prohibiting the Company from accessing or disseminating the protocol synopsis, using any Genfit trade secrets contained therein or destroying any evidence related thereto. The Company filed a Motion to Dismiss the Amended Complaint that was granted on September 9, 2021, with leave to amend. Genfit filed a Second Amended Complaint on October 15, 2021 with substantially the same allegations and claims for relief as in the original complaint. The Company filed a Motion to Dismiss most of the Second Amended Complaint that was granted on January 21, 2022, without further leave to amend. What remains in the complaint is an alleged misappropriation of the protocol synopsis as a whole. The Company filed its Answer to what remained of the Second Amended Complaint on February 4, 2022.
The Company intends to defend itself vigorously. While the outcome of any litigation is inherently uncertain, based on currently available information, management does not currently believe a loss associated with this matter is probable, nor is any amount reasonably estimable, and accordingly no amounts have been recorded or disclosed.
8. Leases
The Company has one operating lease pertaining to 17,698 square feet of corporate office space in Newark, California pursuant to a lease agreement that commenced January 16, 2014 and was amended on April 16, 2018. At December 31, 2021 and December 31, 2020, the Company’s lease portfolio had a weighted average remaining term of 2.1 years, and 3.1 years, respectively, with an option to extend for an additional 5 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use
assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.
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
For the years ended December 31, 2021 and 2020, the Company incurred $0.6 million and $0.5 million, respectively, of lease costs included in operating expenses in the consolidated statements of operations and comprehensive loss in relation to its operating lease, a portion of which was variable rent expense and not included within the measurement of the Company’s operating ROU assets and lease liabilities. The variable rent expense consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease
components. Short-term lease costs were not material. At December 31, 2021 and December 31, 2020, the Company’s operating lease right-of-use
asset totaled $0.3 million and $0.3 million, respectively, and the operating lease liability totaled $1.3 million and $1.7 million, respectively. As of December 31, 2021, the short-term portion of the operating lease liability was $0.6 million and is contained within other accrued liabilities on the balance sheet, with the remaining $0.7 million liability reported on the balance sheet as long-term portion of operating lease liability.
As of December 31, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year ending December 31,
2022	$686
2023	707
2024	30

Total undiscounted future minimum lease payments	1,423
Less imputed interest	161

Total operating lease liability	1,262
Less: current portion of operating lease liability	567

Long-term portion of lease liability	$695

9. Stockholders’ Equity
Preferred and Common Stock Authorized
The Company is authorized to issue 10,000,000 shares of preferred stock as of December 31, 2021 and 2020, and 200,000,000 shares of common stock as of December 31, 2021 and 2020.
Common Stock Reserved for Future Issuance
As of December 31, 2021 and 2020, the Company had reserved shares of common stock for future issuances as follows:

	December 31,
	2021	2020
Prefunded warrants to purchase common stock	3,125,000	—
Equity award plans:
Options and incentive awards outstanding, all equity plans	10,892,613	8,913,071
Equity awards available for future grant—2013 Plan	1,588,613	167,159
Equity awards available for future grant—2020 Plan	—	750,000

Total shares of common stock reserved for future issuance	15,606,226	9,830,230

Sale of Common Stock and Prefunded Warrants
On November 22, 2021, pursuant to a shelf registration statement on Form
S-3,
the Company issued 15,625,000 shares of its common stock at $4.00 per share in an underwritten public offering. Concurrently, the Company sold to certain existing investors who did not participate in the common stock sale pre-funded
warrants to purchase up to an aggregate of 3,125,000 shares of common stock at a purchase price of $3.9999 per pre-funded
warrant, which represents the per share public offering price for the common stock less the $0.0001 per share exercise price for each pre-funded
warrant. The aggregate net proceeds to the Company from this offering was $70.5 million, after deducting underwriting discounts and commissions and other offering expenses. The underwriters also were granted a
30
-day
option to purchase an additional 2,812,500 shares of common stock at the public offering price per share less underwriting discounts and commissions. This option was not exercised
,
and it expired on December 22, 2021.
The
pre-funded
warrants do not expire and are immediately exercisable at any time by either (i) payment in full in immediately available funds for the number of shares of common stock purchased upon such exercise or (ii) a cashless exercise in the event of certain fundamental transactions, in which case the holder would receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the pre-funded
warrant. A holder will not be entitled to exercise any portion of any pre-funded
warrant if the holder’s ownership of the Company’s common stock would exceed 4.99% to 14.99% following such exercise.

In the event of certain fundamental transactions, the holders of the pre-funded
warrants will be entitled to receive upon exercise of the
pre-funded
warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the pre-funded
warrants immediately prior to such fundamental transaction without regard to any limitations on exercise contained in the pre-funded
warrants.
The
pre-funded
warrants were determined to be equity classified; accordingly, proceeds received from their issuance were recorded as a component of stockholders’ equity within additional paid-in
capital. None of the
pre-funded
warrants were exercised in 2021 and therefore remain outstanding as of December 31, 2021.

At-the-Market
(ATM) Facility
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
st
of such calendar year.
In October 2020, the Company’s board of directors approved the 2020 New Hire Plan (the 2020 Plan), under which shares of common stock are reserved for the granting of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards by the Company as an inducement to prospective new hire employees of the Company. The 2020 Plan has a term of ten years. The 2020 Plan permits the Company to (i) grant nonqualified options to new hire employees at not less than 85% of fair value; (ii) award stock bonuses; and (iii) grant rights to acquire restricted stock at not less than 85% of fair value. Options generally vest over a four year period and have a term of ten years. The share reserve under the 2020 Plan may be increased at the discretion of and approval by the board of directors.
Stock Plan Activity
As of December
31
,
2021
, there were
1,588,613
and
no
shares available for grant under the
2013
and
2020
Plans, respectively. On January
1
,
2022
, in accordance with the annual share increase provision in the
2013
Plan, the Company added
4,233,896
shares to the
2013
Plan share reserve.

The following table summarizes activity in the Company’s stock option grants:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price of Options	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	8,811,630	$6.35
Options granted	2,660,965	4.84
Options exercised	(106,847)	2.05
Options forfeited	(307,018)	5.89
Options expired	(267,299)	7.60

Outstanding as of December 31, 2021	10,791,431	$6.01	7.28	$1,514

Vested and expected to vest as of December 31, 2021	10,791,431	$6.01	7.28	$1,514

Exercisable as of December 31, 2021	6,327,680	$6.62	6.22	$1,510

The total intrinsic value of options exercised was $0.2 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.
The total fair value of options vested was $0.7 million and $3.3 million for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, unamortized stock-based compensation expense of $16.9 million is expected to be recognized over a weighted average period of 2.6 years.
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
The Company recorded no
stock-based compensation expense in the years ended December 31, 2021 and 2020 pertaining to its incentive awards. Incentive awards outstanding totaled
101,182
and
101,441
as of December 31, 2021 and 2020, respectively.

Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$4,470	$2,739
General and administrative	5,526	4,585

Total stock-based compensation expense	$9,996	$7,324

Valuation Assumptions
The following table presents the weighted-average assumptions the Company used in the Black-Scholes option-pricing model to derive the grant date fair values of stock options granted in each of the years presented along with the resulting estimated weighted-average grant date fair values per share:

	Year Ended December 31,
	2021	2020
Expected term (years)	6.1	6.1
Expected volatility	104%	105%
Risk-free interest rate	0.9%	0.4%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$3.91	$3.91
Expected Term
The Company does not believe it can currently place reliance on its historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term. Therefore, for stock option grants made during the years ended December 31, 2021 and 2020, the Company has elected to use the simplified method for estimating the expected term, which is an average of the contractual term of the options and its ordinary vesting period. The expected term represents the period of time that options are expected to be outstanding.
Expected Volatility
The Company estimates expected volatility by measuring the historical volatility of its common stock price over a historical period commensurate with the expected term of the related award.
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

11. 401(k) Plan
The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. As is permitted under the plan, the Company has elected to match employee contributions up to $750 and accordingly matching contributions totaling an insignificant amount were made in the years ended December 31, 2021 and 2020.
12. Income Taxes
No provision for U.S. income taxes exists due to tax losses incurred in all periods presented. All losses incurred were U.S. based. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforwards	$129,898	$123,144
State and federal research and development tax credit carryforwards	31,951	28,861
Capitalized research and development	5,670	2,363
Stock-based compensation	5,329	3,822
Other	1,222	1,256

Total deferred tax assets	174,070	159,446
Deferred tax liabilities:
Depreciation and amortization	(158)	(269)
Other	(53)	(57)

Total deferred tax liabilities	(211)	(326)
Valuation allowance	(173,859)	(159,120)

Net deferred tax assets	$—	$—

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $14.7 million and $17.2 million due to the increase in the Company’s taxable losses during the years ended December 31, 2021 and 2020, respectively.
The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	December 31,
	2021	2020
Income tax benefit at federal statutory tax rate	$(18,900)	$(10,707)
Change in valuation allowance	14,739	17,181
State income taxes, net of federal benefit	(267)	(4,768)
Research credits	(2,802)	(2,911)
Cancelled options	141	982
Development financing liability	6,654	—
Permanent differences	429	152
Other, net	6	71

Income tax (benefit) expense	$—	$—

Pursuant to Internal Revenue Code (IRC), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company completed an analysis under IRC Sections 382 and 383 through December 21, 2007 and determined that the Company’s net operating losses and research and development credits were subject to limitations due to changes in ownership through December 31, 2007. The net operating loss carryforwards reflected in the deferred tax assets at December 31, 2021 have been adjusted to reflect Section 382 limitations resulting from that change. The Company has been in a net operating loss position since 2008. The Company has not performed any additional analysis for IRC Sections 382 and 383 and there is a risk that additional changes in ownership could have occurred since December 31, 2007. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.
As of December 31, 2021, the Company had federal net operating loss carryforwards of $522.7 million and state net operating loss carryforwards of $288.3 million to offset future taxable income, if any. In addition, the Company had federal research and development tax credit carryforwards of $10.2 million, federal orphan drug tax credit carryforwards of $24.8 million, and state research and development tax credit carryforwards of $6.2 million. If not utilized, the federal net operating losses for the years beginning before January 1, 2018 of $255.7 million will expire beginning in 2024 through 2037, and the federal net operating losses for the tax years beginning after January 1, 2018 of $267.0 million will be carried forward indefinitely (subject to certain utilization limitations). The state net operating loss carryforwards will expire beginning in 2028 through 2041. The federal research and development and federal orphan drug tax credit carryforwards expire 2021 through 2041, and the state tax credit will carry forward indefinitely. Interest and penalties for the years ended December 31, 2021 and 2020 were not material. The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Total
Balances as of December 31, 2019	6,386
Decreases related to prior year tax positions	(58)
Increases related to 2020 tax positions	877

Balances as of December 31, 2020	$7,205

In creases related to prior year tax positions	9
Increases related to 2021 tax positions	783

Balances as of December 31, 2021	$7,997

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

The Company files income tax returns in the U.S. federal and California jurisdictions and is not currently under examination by federal, state, or local taxing authorities for any open tax years. Due to net operating loss carryforwards, the tax years 2001 to 2021 remain open for income tax examination by tax authorities in the U.S. and states in which the Company files tax returns.
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

CymaBay Therapeutics, Inc.
Registrant

March 17, 2022	/s/ Sujal Shah
Date	Sujal Shah President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sujal Shah and Daniel Menold, as his or her true and lawful attorney-in-fact
and agent, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K,
and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact
and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact
and agent, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Sujal Shah Sujal Shah	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022

/s/ Daniel Menold Daniel Menold	Vice President, Finance (Principal Financial and Accounting Officer)	March 17, 2022

/s/ Robert J. Wills Robert J. Wills, Ph.D.	Director	March 17, 2022

/s/ Kurt von Emster Kurt von Emster, CFA	Director	March 17, 2022

/s/ Caroline Loewy Caroline Loewy	Director	March 17, 2022

/s/ Thomas G. Wiggans Thomas G. Wiggans	Director	March 17, 2022

/s/ Janet Dorling Janet Dorling	Director	March 17, 2022