Form 10-Q
period 2022-03-31
CymaBay Therapeutics, Inc.
filed 2022-05-12
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2022
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
Rule 12b-2
of the Exchange
Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-acc elerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes   ☐    No
☒
As of April 30, 2022, there were 84,677,939 shares of the registrant’s common stock outstanding.

CYMABAY THERAPEUTICS, INC.
QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CymaBay Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$73,995	$125,806
Marketable securities	114,564	60,729
Prepaid research and development expenses	1,384	2,371
Other prepaid expenses and current assets	2,103	2,193

Total current assets	192,046	191,099
Property and equipment, net	1,024	1,178
Non-current marketable securities	4,885	8,067
Operating lease right-of-use asset	239	254
Other assets	2,448	1,720

Total assets	$200,642	$202,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$199	$2,728
Accrued research and development expenses	9,659	9,752
Other accrued liabilities	4,181	5,886

Total current liabilities	14,039	18,366
Development financing liability	78,685	50,320
Long-term portion of operating lease liability	537	695

Total liabilities	93,261	69,381
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 84,677,939 and 84,677,939 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	902,217	899,798
Accumulated other comprehensive loss	(219)	(13)
Accumulated deficit	(794,625)	(766,856)

Total stockholders’ equity	107,381	132,937

Total liabilities and stockholders’ equity	$200,642	$202,318

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses:
Research and development	$18,415	$12,382
General and administrative	6,087	5,236

Total operating expenses	24,502	17,618

Loss from operations	(24,502)	(17,618)
Other income (expense), net:
Interest income	98	67
Interest expense	(3,365)	—

Total other income (expense), net	(3,267)	67

Net loss	$(27,769)	$(17,551)

Other comprehensive loss:
Unrealized loss on marketable securities	(206)	(14)

Total other comprehensive loss	(206)	(14)

Comprehensive loss	$(27,975)	$(17,565)

Basic and diluted net loss per common share	$(0.32)	$(0.25)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	87,802,939	68,946,092
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net loss	$(27,769)	$(17,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	164
Stock-based compensation expense	2,414	2,505
Accretion of development financing liability	3,365	—
Net accretion and amortization of investments in marketable securities	131	196
Changes in assets and liabilities:
Other prepaid expenses and current assets	1,077	(2,553)
Other assets	(728)	(1,239)
Accounts payable	(2,341)	1,375
Accrued research and development expenses	(93)	(1,404)
Other accrued liabilities	(1,587)	(2,054)

Net cash used in operating activities	(25,362)	(20,561)
Investing activities
Purchases of property and equipment	—	(94)
Purchases of marketable securities	(62,485)	(18,212)
Proceeds from maturities of marketable securities	11,495	54,000

Net cash (used in) provided by investing activities	(50,990)	35,694
Financing activities
Proceeds from development financing	25,000	—
Issuance costs paid for issuance of common stock	(459)	—

Net cash provided by financing activities	24,541	—

Net (decrease) increase in cash and cash equivalents	(51,811)	15,133
Cash and cash equivalents at beginning of period	125,806	28,193

Cash and cash equivalents at end of period	$73,995	$43,326

Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$171	$166
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2021	84,677,939	$8	$899,798	$(13)	$(766,856)	$132,937
Issuance costs related to issuance of common stock and pre-funded warrants	—	—	5	—	—	5
Stock-based compensation expense	—	—	2,414	—	—	2,414
Net loss	—	—	—	—	(27,769)	(27,769)
Net unrealized loss on marketable securities	—	—	—	(206)	—	(206)

Balances as of March 31, 2022	84,677,939	$8	$902,217	$(219)	$(794,625)	$107,381

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	68,946,092	$7	$819,549	$8	$(676,858)	$142,706
Stock-based compensation expense	—	—	2,505	—	—	2,505
Net loss	—	—	—	—	(17,551)	(17,551)
Net unrealized loss on marketable securities	—	—	—	(14)	—	(14)

Balances as of March 31, 2021	68,946,092	$7	$822,054	$(6)	$(694,409)	$127,646

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Organization and Description of Business
CymaBay Therapeutics, Inc. (the Company or CymaBay) is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s key clinical development candidate is seladelpar. Seladelpar has been under development primarily for the treatment of primary biliary cholangitis (PBC), a rare liver disease. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates i
n one segment.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three months ended March 31, 2022, the Company incurred a net loss of $27.8 million and used $25.4 million of cash in operations. At March 31, 2022, the Company had an accumulated deficit of $794.6 million.
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
As of March 31, 2022, the Company had cash, cash equivalents and marketable securities totaling $193.4 million, which the Company believes is sufficient to fund its current operating plan for at least twelve months from the issuance date of its financial statements. The Company has historically obtained, and expects to obtain in the future, additional financing to fund its business strategy through: future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition. Market volatility resulting from the global novel coronavirus disease
(COVID-19)
pandemic, geopolitical or other factors could also adversely impact the Company’s ability to access capital when and as needed. Failure to raise sufficient capital when needed could require the Company to significantly delay, scale back or discontinue one or more of its product development programs or commercialization efforts, or other aspects of its business plans, and the Company’s operating results and financial condition would be adversely affected.
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
In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2021, which is contained in the Company’s Annual Report on Form
10-K
as filed with the SEC on March 17, 2022. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the entire year ending December 31, 2022 or future operating periods.

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
The following tables present the Company’s financial assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,808	$—	$—	$34,808

Total cash equivalents	34,808	—	—	34,808
Marketable securities:
U.S. and foreign commercial paper	—	31,275	—	31,275
U.S. and foreign corporate debt securities	—	35,805	—	35,805
Supranational debt securities	—	4,518	—	4,518
U.S. treasury securities	—	47,851	—	47,851

Total marketable securities	—	119,449	—	119,449

Total assets measured at fair value	$34,808	$119,449	$—	$154,257

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,638	$—	$—	$85,638

Total cash equivalents	85,638	—	—	85,638
Marketable securities:
U.S. and foreign commercial paper	—	28,760	—	28,760
U.S. and foreign corporate debt securities	—	23,535	—	23,535
Asset-backed securities	—	8,522	—	8,522
U.S. treasury securities	—	7,979	—	7,979

Total marketable securities	—	68,796	—	68,796

Total assets measured at fair value	$85,638	$68,796	$—	$154,434

The Company estimates the fair value of its money market funds, corporate debt, asset-backed securities, commercial paper, U.S. treasury securities, and supranational debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.
The fair value of the Company’s development financing liability is consistent with its carrying value of $78.7 million, which is recorded at amortized cost. The development financing liability is classified as level 3 under the fair value hierarchy as its valuation is based on a discounted cash flow model that uses unobservable inputs such as the estimated timing of regulatory approval and attainment of certain sales milestones.
Cash, Cash Equivalents, and Marketable Securities
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, and money market funds.
The Company invests excess cash in marketable securities with high credit ratings. These securities consist primarily of corporate debt, commercial paper, asset-backed securities, U.S. treasury securities, and supranational debt securities and are classified as
“available-for-sale.”
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
Unrealized gains and losses of the Company’s
available-for-sale
marketable securities as of March 31, 2022 and December 31, 2021 were not material.
The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of March 31, 2022 (in thousands):

Due less than 1 year	$114,564
Due between 1 and 2 years	4,885

Total fair value	$119,449

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
Certain materials and key components that the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in a new drug application NDA filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.
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
Development Financing Agreement
The Company accounts for the Financing Agreement (see Note 4) as a debt instrument. Accordingly, the Company has recorded payments received under the Financing Agreement as part of a development financing liability in the Company’s consolidated balance sheet. The liability is recorded at amortized cost and accreted to the contractual success fee amounts based on the estimated timing of regulatory approval and attainment of certain sales milestones using an imputed interest rate. Certain transaction fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and are being amortized to interest expense using the effective interest rate method.
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
The Company identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the Company determined the fair value of these features, both individually and in the aggregate, was immaterial at inception and as of March 31, 2022. The fair value of these features will be assessed at each reporting date and will be marked to market, if material. To determine the amount to record for the embedded derivative liabilities, the Company must assess the probability of occurrence of various potential future events that could affect the timing and/or amount of future cash flows related to the Financing Agreement.
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
Recently Issued Accounting Pronouncements
ASU
2020-06
In August 2020, the FASB issued ASU
2020-06,
Debt—
Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which amends the guidance for accounting for certain financial instruments with characteristics of liabilities and equity. The new guidance simplifies aspects of the accounting for convertible debt instruments and convertible preferred stock by limiting the number of accounting models, which results in fewer embedded conversion features being separately recognized from the host contract as compared with previous GAAP. The guidance is effective for the Company beginning January 1, 2024, and early adoption is permitted. The Company is currently assessing the impact of this standard on its condensed consolidated financial statements and related disclosures.

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
Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which deferred the adoption deadline for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, and entities are required to use a modified retrospective approach, with certain exceptions. The Company is currently assessing this standard and does not anticipate a material impact to its condensed consolidated financial statements and related disclosures.

3. Other Accrued Liabilities
Other accrued liabilities consist of (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$2,081	$3,986
Accrued professional fees and other	1,510	1,333
Current portion of operating lease liability	590	567

Total other accrued liabilities	$4,181	$5,886

4. Development Financing Agreement
On July 30, 2021 (the Effective Date), the Company entered into a Development Financing Agreement (the Financing Agreement) with Abingworth to provide funding to the Company to support its development of seladelpar for the treatment of primary biliary cholangitis (PBC). The Financing Agreement provides the Company up to $100.0 million in funding, of which $25.0 million was provided in August 2021, $25.0 million was provided in November 2021, and $25.0 million was provided in January 2022. The Company has an option to receive an additional $25 million (the Optional Funding) within approximately two months of enrollment completion of the Company’s Phase 3 RESPONSE clinical trial. The Optional Funding is subject to certain customary funding conditions. The use of proceeds from the funding is limited to PBC “Development Program” costs incurred or paid as defined in the Financing Agreement. In return, the Company will pay to Abingworth:
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

The Financing Agreement provides for negative, affirmative and additional covenants, which the Company must comply with for the duration of the Financing Agreement term. As of March 31, 2022, the Company was in compliance with all covenants stipulated in the Financing Agreement.
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
The Company identified certain contingent repayment features in the agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the fair value of these features was immaterial at the Effective Date and as of March 31, 2022. The fair value of the embedded derivative liabilities will be assessed at subsequent reporting dates if material.
As of March 31, 2022, the development financing liability was classified as a long-term liability as the Company expects the related repayments to take place between 2024 and 2030 for purposes of the model used to calculate its carrying value. The imputed interest rate on the unamortized portion of the development financing liability was approximately 19% as of March 31, 2022.

5. Stockholders’ Equity
Preferred and Common Stock Authorized
The Company is authorized to issue 10,000,000 shares of preferred stock and 200,000,000 shares of common stock as of March 31, 2022 and December 31, 2021.

Sale of Common Stock and Prefunded Warrants
Pursuant to the Company’s public equity offering completed in November 2021, the Company issued pre-funded
warrants to purchase 3,125,000 shares of common stock at a price of $3.9999 per share. These pre-funded
warrants have an exercise price of $0.0001 per share, were fully exercisable upon issuance, and have no expiration date. A holder will not be entitled to exercise any portion of any pre-funded
warrant if the holder’s ownership of the Company’s common stock would exceed 4.99% to 14.99% following such exercise. The Company determined that the pre-funded
warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded
warrants do not provide any guarantee of value or return. Accordingly, the proceeds from the issuance of the warrants were recorded as additional paid-in
capital on the Company’s condensed consolidated balance sheet as of March 31, 2022.
None of the
pre-funded
warrants were exercised since they were issued in November 2021, and therefore remain outstanding as of March 31, 2022.
At-the-Market
(ATM) Facility
In July 2020, the Company filed a $200.0 million registration statement on Form
S-3
with the SEC and entered into an
at-the-market
facility (ATM) to sell up to $75.0 million of common stock under the registration statement. To date, the Company has not sold any shares of common stock under the ATM.
6. Net Loss Per Common Share
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock equivalents outstanding during the period. 3,125,000 pre-funded
warrants to purchase common stock were included in the weighted-average common stock share equivalents outstanding for the three months ended March 31, 2022.
In all periods presented, the Company’s outstanding stock options were excluded from the calculation of net loss per share because their effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(27,769)	$(17,551)
Denominator:
Weighted average number of:
Common stock shares outstanding	84,677,939	68,946,092
Pre-funded warrants outstanding	3,125,000	—
Total	87,802,939	68,946,092
Net loss per share	$(0.32)	$(0.25)
The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of net loss per share (in thousands):

	Three Months Ended March 31,
	2022	2021
Common stock options	14,180	10,052
Incentive awards	101	101

Total	14,281	10,153

7. Stock Plans and Stock-Based Compensation

Stock Plans
As of March 31, 2022, there were 2,433,522 shares available for future grants under the Company’s 2013 Equity Incentive Plan and no shares available for grant under the Company’s 2020 New Hire Plan. On January 1, 2022, in accordance with the annual share increase provision in the 2013 Plan, the Company added 4,233,896 shares to the 2013 Plan share reserve. During the three months ended March 31, 2022, the Company granted 3,479,668 stock options, which primarily related to its option grants issued to employees and directors.

1
4

Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$1,098	$1,077
General and administrative	1,316	1,428

Total stock-based compensation expense	$2,414	$2,505

8. Commitments and Contingencies
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

1
5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.
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
Seladelpar—Primary Biliary Cholangitis (PBC)
In late 2020, we commenced startup and site feasibility activities for RESPONSE, a new global Phase 3 registration study to evaluate seladelpar in patients with PBC. The RESPONSE trial is actively recruiting and enrolling patients.
In addition to RESPONSE, we also commenced startup activities in late 2020 for ASSURE, a new long-term safety study, which is open to patients who were eligible for our previous long-term extension study that was terminated early in late 2019, including those patients from our previously completed Phase 2 open label study and our Phase 3 ENHANCE study, as well as patients who complete treatment in RESPONSE in the future. The ASSURE trial is actively enrolling patients.
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
we discontinued development of
CB-0406.
COVID-19
Pandemic
As a result of the
COVID-19
pandemic, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the initiation and completion of certain clinical trials, and other associated drug development activities. The emergence of
COVID-19
variants, such as the Delta, and Omicron variants, have further disrupted, and may continue to disrupt, aspects of our business, in particular in regard to the initiation and operation of clinical trial sites in portions of the United States, in the U.K. and in Europe. Possible future disruptions are currently difficult to foresee. We continue to monitor areas of potential risk which include, but are not limited to, the following:

•
Clinical trial and drug manufacturing operations—In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the U.S. and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors have adapted to
COVID-19
related travel restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward completion of our clinical trials. However, as we continue to enroll clinical trials and look to complete the clinical development of seladelpar and initiate other programs, our research and development employees and contractors who support our clinical activities may not be able to sufficiently access their applicable work facilities as a result of continued facility closure orders and the possibility that governmental authorities might further modify such restrictions. Furthermore, although we and our contractors continue to plan for and develop pandemic-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact
COVID-19,
including the emergence of new
COVID-19
variants, travel restrictions and/or facility access restrictions (or other unanticipated impediments) may have on our ability to execute our development activities in a timely and cost-effective manner.

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

•
Remote workforce operations—To date, our workforce has adapted to remotely working to maintain operations. Our operations are currently in a hybrid model with most employees working from our office for a portion of the week and working remotely for the rest of the week. Our continued use of partially-remote operations, however, could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which may result in increased costs to us.

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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors which we believe to be materially reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may materially differ from those estimates under different assumptions or conditions.

There have been no changes to our critical accounting policies since we filed our Annual Report on Form
10-K
for the year ended December 31, 2021 with the SEC on March 17, 2022. For a description of our critical accounting policies and estimates, please refer to our Annual Report on Form
10-K.
Recent Accounting Pronouncements
Refer to
Note 2—Summary of Significant Accounting Policies
in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form
10-Q,
for a discussion of recent accounting pronouncements.
Results of Operations
General
To date, we have not generated any income from operations. As of March 31, 2022, we have an accumulated deficit of $794.6 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. All of our product candidates are at various stages of development and will require additional work and regulatory approval before they can be licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate sufficient product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through equity offerings, debt financings or a combination of the foregoing.
Operating Results
Our results of operations for the three months ended March 31, 2022 and 2021 are presented below (in thousands):

	Three Months Ended March 31,		Change Q1
	2022	2021	2022 vs. 2021
($ in thousands)
Operating expenses:
Research and development	$18,415	$12,382	$6,033
General and administrative	6,087	5,236	851

Total operating expenses	24,502	17,618	6,884

Loss from operations	(24,502)	(17,618)	(6,884)
Other income (expense), net:
Interest income	98	67	31
Interest expense	(3,365)	—	(3,365)

Total other income (expense), net	(3,267)	67	(3,334)

Net loss	$(27,769)	$(17,551)	$(10,218)

Research & Development Expenses
Conducting research and development is central to our business model. Research and development expenses increased $6.0 million to $18.4 million from $12.4 million for the three months ended March 31, 2022 and 2021, respectively. This increase was largely due to activities associated with the development of seladelpar focusing primarily on our late-stage PBC program. We expect that our research and development expenses will continue to increase in the future due to costs associated with our ongoing late-stage development of seladelpar.

Research and development expenses are detailed further in the table below (in thousands):

	Three Months Ended March 31,		Change Q1
	2022	2021	2022 vs. 2021
Project costs:
Seladelpar PBC clinical studies	$9,273	$5,903	$3,370
Seladelpar drug manufacturing & development	2,256	754	1,502
Seladelpar and non-seladelpar other studies	100	1,095	(995)

Total project costs	11,629	7,752	3,877
Internal research and development costs	6,786	4,630	2,156

Total research and development	$18,415	$12,382	$6,033

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.
Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.
Comparison of the three months ended March 31, 2022 and 2021
Total project costs increased by $3.9 million to $11.6 million from $7.8 million for the three months ended March 31, 2022 and 2021, respectively. Project costs for the three months ended March 31, 2022 and 2021 primarily consisted of seladelpar-related clinical trial expenses for PBC. These cost increases were primarily driven by an expansion of our site activation, patient enrollment efforts, and other clinical trial activities. Internal research and development costs increased by $2.2 million to $6.8 million from $4.6 million for the three months ended March 31, 2022 and 2021, respectively, primarily due to higher employee compensation incurred in the first three months of 2022 as compared to the first quarter of 2021 as we continued to hire additional research and development personnel to support our clinical studies. As we continue to progress late-stage development of seladelpar in PBC as well as development activities associated with other product candidates, we expect both total project and internal costs to increase in the future.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.
Comparison of the three months ended March 31, 2022 and 2021
General and administrative expenses increased by $0.9 million to $6.1 million from $5.2 million for the three months ended March 31, 2022 and 2021, respectively. The increase was driven primarily by an increase in headcount in general and administrative personnel in the three months ended March 31, 2022. We expect general and administrative expenses to increase in the future as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities.
Other Income (Expense), Net
Interest income remained flat at $0.1 million earned on our investments compared to the three months ended March 31, 2022 and 2021.
Interest expense is related to the accretion of the development financing liability recorded in connection with the July 2021 Abingworth Development Financing Agreement using the effective interest method, and totaled $3.4 million for the three months ended March 31, 2022. No interest expense was incurred for the three months ended March 31, 2021.
Liquidity and Capital Resources
We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At March 31, 2022, cash, cash equivalents and marketable securities totaled $193.4 million, compared to $194.6 million at December 31, 2021.

Development Financing
On July 30, 2021, (the Effective Date) we entered into a Development Financing Agreement (the Financing Agreement) with Abingworth to obtain funding to support our development of seladelpar for the treatment of PBC. The Financing Agreement provides us up to $100.0 million in funding, of which $25 million was received in August 2021, $25 million was received in November 2021 and $25 million was received in January 2022. We also have an option to draw an additional $25 million (the Optional Funding) within approximately two months of the completion of enrollment of our Phase 3 RESPONSE clinical trial. The Optional Funding is subject to certain customary funding conditions. In return, we will pay to Abingworth fixed and variable success payments, as further described in Note 4—Development Financing Agreement in the notes to our consolidated financial statements.
At-the-Market
(ATM) Facility
In July 2020, we filed a $200.0 million registration statement on Form
S-3
with the SEC and entered into an
at-the-market
facility (ATM) to sell up to $75.0 million of common stock under the registration statement. To date, we have not sold any shares of common stock under the ATM.
Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(25,362)	$(20,561)
Net cash (used in) provided by investing activities	(50,990)	35,694
Net cash provided by financing activities	24,541	—

Net (decrease) increase in cash and cash equivalents	$(51,811)	$15,133

Operating Activities
: Net cash used in operating activities for the three months ended March 31, 2022 increased by $4.8 million to $25.4 million as compared to $20.6 million for the same period in the prior year, primarily due to an increase in our net loss to $27.8 million from $17.6 million in the prior year period due to the expansion of late-stage clinical trial activities related to the seladelpar development program. In addition, cash was used to fund changes in our working capital.
Investing Activities:
Net cash used in investing activities was $51.0 million for the three months ended March 31, 2022, compared to $35.7 million provided by investing activities for the same period in the prior year, primarily due to the timing of our investments in marketable securities and portfolio risk management.
Financing Activities:
Net cash provided by financing activities was $24.5 million for the three months ended March 31, 2022, which consisted of a $25.0 million funding payment received from Abingworth under the Development Financing Agreement, which was partially offset by $0.5 million of issuance costs paid for the issuance of common stock from the November 2021 equity financing.
Capital Requirements
We have incurred operating losses since inception and had an accumulated deficit of $794.6 million at March 31, 2022. As of March 31, 2022, we had cash, cash equivalents and marketable securities of approximately $193.4 million, which we believe is sufficient, together with committed capital, to fund our current operating plan through 2023.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of March 31, 2022 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule
13a-15(e)
under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of March 31, 2022.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the
COVID-19
pandemic. We are continually monitoring and assessing the
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
COVID-19
pandemic.
While the
COVID-19
pandemic did not materially adversely affect our business operations in the three months ended March 31, 2022 and 2021, economic and health conditions in the United States and across most of the globe have continued to change during the first three months of 2022 and thereafter. The emergence of
COVID-19
variants, such as the Delta and Omicron variants, have further disrupted the global economy. As a result of the
COVID-19
pandemic, including the emergence of new variants, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the completion of our clinical studies and other associated drug development activities. Possible future disruptions are currently difficult to foresee and include, but are not limited to, potential risk areas as noted below:

•
We are currently managing clinical trials in geographies that are affected by the
COVID-19
pandemic, in particular in areas that have been impacted by the emergence of
COVID-19
variants such as the Delta and Omicron variants. While we have not experienced material impacts to our clinical activities through March 31, 2022, we are observing impacts due to
COVID-19,
including reluctance of subjects to enroll in clinical studies due to the ongoing pandemic, travel restrictions impacting trial enrollment, personnel shortages at clinical sites impacting trial enrollment and operations and facility restrictions impacting trial enrollment. We believe that the COVID-19 pandemic,
including the emergence of
COVID-19
variants, will have a continuing impact on various aspects of our clinical activities in the future. For example, pandemic-related reluctance or restrictions, including curtailment of activities, could reduce the rate of patient enrollment in our RESPONSE clinical trial and other clinical studies, and impair the ability to efficiently treat patients at investigator sites. Additionally, our employees, representatives from our clinical research organization partners, and study investigators may be unable to efficiently collaborate or unwilling to conduct investigator site activities in-person
at the sites (as per standard practice) and may be required to delay, or alter, their approach to complete this work due to shortages of personnel or diversion of resources at clinical sites or continued government-imposed limitations on activities. Further, our employees and representatives from our contract manufacturing organizations may experience unanticipated challenges sourcing raw materials or producing and distributing sufficient quantities of clinical drug supplies for use in our clinical trials.

•
We have moved to a hybrid model of operations, with most employees working from our office for a portion of the week and working remotely for the rest of the week. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the coronavirus.

•
Our continuing reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security and data privacy risks, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which could result in increased costs to us.

•
In some jurisdictions, contractors involved in conducting our research and development activities may not be able to access their applicable work facilities for an extended period of time as a result of facility closure orders and the possibility that governmental authorities further modify such access restrictions.

•
The United States Food and Drug Administration (FDA), comparable foreign regulatory agencies, and ethics boards may experience operational interruptions or delays, which could impact timelines for regulatory meetings, submissions, trial initiations, and regulatory approvals.

The
COVID-19
pandemic continues to evolve. The emergence of
COVID-19
variants, such as the Delta and Omicron variants, will also continue to affect the impact of the pandemic. The extent to which the pandemic may impact our business, including our preclinical, clinical and associated drug development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of
COVID-19,
variants to
COVID-19
that continue to arise and their relative transmissibility and virulence, the duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States, particularly in the San Francisco Bay Area where our executive offices are located, and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Risks Related to Our Financial Condition and Capital Requirements
We will need additional capital in the future to sufficiently fund our operations and research.
We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of March 31, 2022, we had cash, cash equivalents and marketable securities of approximately $193.4 million. On July 30, 2021, we entered into a Development Financing Agreement with an affiliate of Abingworth LLP pursuant to which Abingworth has committed to provide us up to $100.0 million in funding, of which we have already received $75 million. In November 2021, we sold 15,625,000 shares of common stock at $4.00 per share and pre-funded
warrants to purchase 3,125,000 shares of common stock at $3.9999 per share in a public equity offering, for total gross offering proceeds of approximately $75 million, before deducting the underwriting fees and other offering expenses. We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. We may also choose to raise additional equity and/or debt capital if appropriate opportunities become available. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.
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
On July 30, 2021, we entered into a Development Financing Agreement (the Financing Agreement) with Abingworth, pursuant to which Abingworth agreed to provide funding to us to support our development of seladelpar for the treatment of PBC. Pursuant to the Financing Agreement, Abingworth has committed to provide us up to $100.0 million in funding, of which we have received $75 million through May 2022. Pursuant to the Financing Agreement, we will be required to use commercially reasonable efforts to develop seladelpar and complete our development program in accordance with the Financing Agreement and an agreed timeline. In return, we will pay to Abingworth (1) upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided and (2) variable success payments equal to 1.1x of the funding provided upon first reaching certain U.S. product sales milestones. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided, our payment obligations under the Financing Agreement will be fully satisfied.

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
We have a small number of clinical sites in both Russia and Ukraine in our RESPONSE clinical trial and in Russia in our ASSURE clinical trial. Because of continuing military action in Ukraine we suspended clinical trial activity in Ukraine. This suspension could potentially delay enrollment completion in our RESPONSE trial. Ongoing geo-political
turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have also caused us to suspend screening in Russia and may cause us to need to suspend or terminate all clinical trial activity in Russia. Even if all activity is not suspended or terminated, the ongoing military action and sanctions may affect our RESPONSE and ASSURE clinical trials in Russia. Shipments of seladelpar to Russia may become difficult, delayed or impossible. Shipments of clinical samples from Russia may also become difficult, delayed or impossible. In addition, sites, site personnel and patients may not be able to continue in the trials and we may need to suspend or terminate the trials in Russia. While we have only a small number of clinical sites and enrolled patients in Russia, these disruptions and suspensions could potentially delay enrollment completion in our RESPONSE clinical trial and/or complicate the analysis of data from subjects in Russia.
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
The facilities used by our contract manufacturers to manufacture the approved product must be approved by the FDA pursuant to inspections that will be conducted only after we submit an NDA to the FDA, if at all. A representative from the European Medicines Agency (EMA) or another regulatory authority may also require inspection and approval of such contract manufacturing facilities. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for manufacture of finished pharmaceutical products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no direct control over the ability of the contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products. No assurance can be given that our manufacturers can continue to make clinical and commercial supplies of product candidates, at an appropriate scale and cost to make it commercially feasible.
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
We and our CSPs are required to comply with the FDA’s guidance, which follows the International Council for Harmonization Good Clinical Practice (ICH GCP), which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces the ICH GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CSPs fail to comply with the ICH GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Our CSPs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CSPs may also have relationships with other entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities that could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our confidential information, including our intellectual property, by CSPs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology, among other things. If our CSPs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.
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
Significant additional capital may be needed in the future to continue our product development efforts in current and future clinical trials and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of March 31, 2022 was 2,433,522 shares.
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

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2022

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:	May 12, 2022