Form 10-Q
period 2022-06-30
CymaBay Therapeutics, Inc.
filed 2022-08-11
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2022
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
of the Exchange Act).
Yes   ☐    No
☒
As of July 31, 2022, there were 84,677,939 shares of the registrant’s common stock outstanding.

CYMABAY THERAPEUTICS, INC.
QUARTERLY REPORT ON
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CymaBay Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:

Cash and cash equivalents	$52,753	$125,806
Marketable securities	111,130	60,729
Prepaid research and development expenses	1,103	2,371
Other prepaid expenses and current assets	1,625	2,193

Total current assets	166,611	191,099
Property and equipment, net	993	1,178
Non-current marketable securities	6,874	8,067
Operating lease right-of-use asset	220	254
Other assets	3,026	1,720

Total assets	$177,724	$202,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$866	$2,728
Accrued research and development expenses	7,028	9,752
Other accrued liabilities	4,666	5,886

Total current liabilities	12,560	18,366
Development financing liability	82,333	50,320
Long-term portion of operating lease liability	374	695

Total liabilities	95,267	69,381
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 84,677,939 and 84,677,939 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	904,609	899,798
Accumulated other comprehensive loss	(441)	(13)
Accumulated deficit	(821,719)	(766,856)

Total stockholders’ equity	82,457	132,937

Total liabilities and stockholders’ equity	$177,724	$202,318

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses:

Research and development	$17,891	$16,745	$36,306	$29,127
General and administrative	5,878	6,521	11,965	11,757

Total operating expenses	23,769	23,266	48,271	40,884

Loss from operations	(23,769)	(23,266)	(48,271)	(40,884)
Other income (expense), net:
Interest income	321	44	419	111
Interest expense	(3,648)	—	(7,013)	—
Other income	2	—	2	—

Total other income (expense), net	(3,325)	44	(6,592)	111

Net loss	$(27,094)	$(23,222)	$(54,863)	$(40,773)

Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(222)	7	(428)	(7)

Total other comprehensive (loss) gain	(222)	7	(428)	(7)

Comprehensive loss	$(27,316)	$(23,215)	$(55,291)	$(40,780)

Basic and diluted net loss per common share	$(0.31)	$(0.34)	$(0.62)	$(0.59)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	87,802,939	68,985,461	87,802,939	68,965,885
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2022	2021
Operating activities

Net loss	$(54,863)	$(40,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	343	339
Stock-based compensation expense	4,806	5,062
Write-off of deferred financing costs	—	312
Accretion of development financing liability	7,013	—
Net accretion and amortization of investments in marketable securities	32	426
Changes in assets and liabilities:
Other prepaid expenses and current assets	1,836	(2,615)
Other assets	(1,306)	(1,240)
Accounts payable	(1,674)	798
Accrued research and development expenses	(2,724)	(665)
Other accrued liabilities	(1,265)	(1,419)

Net cash used in operating activities	(47,802)	(39,775)
Investing activities
Purchases of property and equipment	(124)	(87)
Purchases of marketable securities	(115,463)	(33,820)
Proceeds from maturities of marketable securities	65,795	78,280

Net cash (used in) provided by investing activities	(49,792)	44,373
Financing activities
Proceeds from issuance of common stock pursuant to equity award plans	—	106
Proceeds from development financing	25,000	—
Issuance costs paid for issuance of common stock	(459)	—

Net cash provided by financing activities	24,541	106

Net (decrease) increase in cash and cash equivalents	(73,053)	4,704
Cash and cash equivalents at beginning of period	125,806	28,193

Cash and cash equivalents at end of period	$52,753	$32,897

Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$342	$332
Supplemental non-cash investing and financing activities
Accrued financing costs	$—	$93
Accrued financing costs in accounts payable	$—	$21
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances as of December 31, 2021	84,677,939	$8	$899,798	$(13)	$(766,856)	$132,937
Issuance costs related to issuance of common stock and pre-funded warrants	—	—	5	—	—	5
Stock-based compensation expense	—	—	2,414	—	—	2,414
Net loss	—	—	—	—	(27,769)	(27,769)
Net unrealized loss on marketable securities	—	—	—	(206)	—	(206)

Balances as of March 31, 2022	84,677,939	$8	$902,217	$(219)	$(794,625)	$107,381

Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Stock-based compensation expense	—	—	2,392	—	—	2,392
Net loss	—	—	—	—	(27,094)	(27,094)
Net unrealized gain on marketable securities	—	—	—	(222)	—	(222)

Balances as of June 30, 2022	84,677,939	$8	$904,609	$(441)	$(821,719)	$82,457

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balances as of December 31, 2020	68,946,092	$7	$819,549	$8	$(676,858)	$142,706
Stock-based compensation expense	—	—	2,505	—	—	2,505
Net loss	—	—	—	—	(17,551)	(17,551)
Net unrealized loss on marketable securities	—	—	—	(14)	—	(14)

Balances as of March 31, 2021	68,946,092	$7	$822,054	$(6)	$(694,409)	$127,646

Issuance of common stock upon exercise of stock options	51,846	—	106	—	—	106
Stock-based compensation expense	—	—	2,557	—	—	2,557
Net loss	—	—	—	—	(23,222)	(23,222)
Net unrealized gain on marketable securities	—	—	—	7	—	7

Balances as of June 30, 2021	68,997,938	$7	$824,717	$1	$(717,631)	$107,094

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
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2022, the Company incurred a net loss of $27.1 million and $54.9 million, respectively, and during the six months ended June 30, 2022, used $47.8 million of cash in operations. At June 30, 2022, the Company had an accumulated deficit of $821.7 million.
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
As of June 30, 2022, the Company had cash, cash equivalents and marketable securities totaling $170.8 million, which the Company believes is sufficient to fund its current operating plan for at least twelve months from the issuance date of its financial statements. The Company has historically obtained, and expects to obtain in the future, additional financing to fund its business strategy through: future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition. Market volatility, whether resulting from the global novel coronavirus disease
(COVID-19)
pandemic, geopolitics or other factors could also adversely impact the Company’s ability to access capital when and as needed. Failure to raise sufficient capital when needed could require the Company to significantly delay, scale back or discontinue one or more of its product development programs or commercialization efforts, or other aspects of its business plans, and the Company’s operating results and financial condition would be adversely affected.
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
as filed with the SEC on March 17, 2022. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the entire year ending December 31, 2022 or future operating periods.

The condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the amounts and disclosures reported in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates and assumptions. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each reporting period and updated to reflect current information and an
y changes in estimates will generally be reflected in the period first identified.
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
Level 3—Inputs that are significant to the fair value measurement and are unobservable (i.e. supported by little or no market activity), which requires the reporting entity to develop its own valuation techniques and assumptions.
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

The following tables present the Company’s financial assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:

Money market funds	$36,269	$—	$—	$36,269
Total cash equivalents	36,269	—	—	36,269
Marketable securities:
U.S. and foreign commercial paper	—	34,202	—	34,202
U.S. and foreign corporate debt securities	—	26,602	—	26,602
Supranational debt securities	—	13,405	—	13,405
U.S. Agency securities	—	2,984	—	2,984
U.S. treasury securities	—	40,811	—	40,811

Total marketable securities	—	118,004	—	118,004

Total assets measured at fair value	$36,269	$118,004	$—	$154,273

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:

Money market funds	$85,638	$—	$—	$85,638

Total cash equivalents	85,638	—	—	85,638
Marketable securities:
U.S. and foreign commercial paper	—	28,760	—	28,760
U.S. and foreign corporate debt securities	—	23,535	—	23,535
Asset-backed securities	—	8,522	—	8,522
U.S. treasury securities	—	7,979	—	7,979

Total marketable securities	—	68,796	—	68,796

Total assets measured at fair value	$85,638	$68,796	$—	$154,434

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
The fair value of the Company’s development financing liability is $70.6 million. The development financing liability is classified as level 3 under the fair value hierarchy, as its valuation is based on a discounted cash flow model that uses unobservable inputs such as the discount rate, estimated timing of regulatory approval and attainment of certain sales milestones.
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
Unrealized gains and losses of the Company’s
available-for-sale
marketable securities as of June 30, 2022 and December 31, 2021 are presented in the tables below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2022:
Cash equivalents:

Money market funds	$36,269	$—	$—	$36,269

Total cash equivalents	36,269	—	—	36,269
Current marketable securities:
U.S. and foreign commercial paper	34,202	—	—	34,202
U.S. and foreign corporate debt securities	22,918	—	(206)	22,712
Supranational debt securities	13,449	—	(44)	13,405
U.S. treasury securities	40,915	—	(104)	40,811

Total current marketable securities	111,484	—	(354)	111,130
Non-current marketable securities:
U.S. Agency securities	3,000	—	(16)	2,984
U.S. corporate debt securities	3,961	—	(71)	3,890

Total marketable securities	$154,714	$—	$(441)	$154,273

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2021:
Cash equivalents:

Money market funds	$85,638	$—	$—	$85,638

Total cash equivalents	85,638	—	—	85,638
Current marketable securities:
U.S. and foreign commercial paper	28,760	—	—	28,760
U.S. and foreign corporate debt securities	15,476	—	(8)	15,468
Asset-backed securities	8,524	—	(2)	8,522
U.S. treasury securities	7,982	—	(3)	7,979

Total current marketable securities	60,742	—	(13)	60,729
Non-current marketable securities:
U.S. corporate debt securities	8,067	2	(2)	8,067

Total marketable securities	$154,447	$2	$(15)	$154,434

The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of June 30, 2022 (in thousands):

Due less than 1 year	$111,130
Due between 1 and 2 years	6,874

Total fair value	$118,004

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
outbreak a pandemic. To date, the Company’s operations have not been significantly impacted by the
COVID-19
outbreak. However, the Company continues to monitor potential risks and uncertainties associated with operating its business during the pandemic. These risks include, but are not limited to, government advisories and restrictions on travel and workplace access, workforce shortages, and global supply chain delays, all of which could potentially impact the Company’s ability to conduct its critical drug development and regulatory compliance activities. The Company cannot predict the specific extent, duration, or full impact that the
COVID-19
outbreak will have on its consolidated financial condition and operations. The impact of the
COVID-19
coronavirus outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of
COVID-19
on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.
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

The Company records expenses related to clinical studies and manufacturing development activities based on its estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In amortizing or accruing service fees, the Company estimates the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company will adjust the accrued or prepaid expense balance accordingly. To d ate, ther
e have been no material differences from the Company’s estimates to the amounts actually incurred.
Development Financing Agreement
The Company accounts for the Financing Agreement (see Note 4) as a debt instrument. Accordingly, the Company has recorded payments received under the Financing Agreement as part of a development financing liability in the Company’s condensed consolidated balance sheet. The liability is recorded at amortized cost and accreted to the contractual success fee amounts based on the estimated timing of regulatory approval and attainment of certain sales milestones using an imputed interest rate. Certain transaction fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and are being amortized to interest expense using the effective interest rate method.
There are several factors that could affect the estimated timing of regulatory approval and attainment of sales milestones, some of which are not entirely within the Company’s control. Therefore, at each reporting date, the Company reassesses the estimated timing of regulatory approval and attainment of sales milestones and the expected contractual success fee payments due therefrom. If the timing and/or amount of such expected payments is materially different than original estimates, the Company will prospectively adjust the accretion of the development financing liability and the imputed interest rate.
The Company identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the Company determined the fair value of these features, both individually and in the aggregate, was immaterial at inception and as of June 30, 2022. The fair value of these features will be assessed at each reporting date and will be marked to market, if material. To determine the amount to record for the embedded derivative liabilities, the Company must assess the probability of occurrence of various potential future events that could affect the timing and/or amount of future cash flows related to the Financing Agreement.
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
3. Other Accrued Liabilities
Other accrued liabilities consist of (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$3,011	$3,986
Accrued professional fees and other	1,041	1,333
Current portion of operating lease liability	614	567

Total other accrued liabilities	$4,666	$5,886

4. Development Financing Agreement
On July 30, 2021 (the Effective Date), the Company entered into a Development Financing Agreement (the Financing Agreement) with Abingworth to provide funding to the Company to support its development of seladelpar for the treatment of primary biliary cholangitis (PBC). The Financing Agreement provides the Company up to $100.0 million in funding, of which $25.0 million was provided in August 2021, $25.0 million was provided in November 2021, and $25.0 million was provided in January 2022. The Company has an option to receive an additional $25 million (the Optional Funding) within approximately two months of enrollment completion of the Company’s Phase 3 RESPONSE clinical trial. The period during which we
may exercise this funding option has not yet expired. The Optional Funding is subject to certain customary funding conditions. The use of proceeds from the funding is limited to PBC “Development Program” costs incurred or paid as defined in the Financing Agreement. In return, the Company will pay to Abingworth:
(1) contingent upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided, consisting of $10 million payable within 90 days after the Regulatory Approval and thereafter, payments due on the first six anniversaries of the Regulatory Approval in the amounts of $15.0 million, $22.5 million, $22.5 million, $25.0 million, $27.5 million and $27.5 million, respectively (or if the Optional Funding is provided, 133% of such payments) and
(2) variable success payments equal to 1.1x of the funding provided, consisting of sales milestone payments of (x) $17.5 million and $27.5 million, respectively (or if the Optional Funding is provided, 133% of such payments) upon first reaching certain cumulative U.S. product sales thresholds, and (y) $37.5 million (or if the Optional Funding is provided, 133% of such payment) upon first reaching a specified U.S. product sales run rate.
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

The Financing Agreement provides for negative, affirmative and additional covenants, which the Company must comply with for the duration of the Financing Agreement term. As of June 30, 2022, the Company was in compliance with all covenants stipulated in the Financing Agreement.
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
The Company evaluated the Financing Agreement and determined it to be a research and development funding arrangement with the characteristics of a debt instrument, as the transfer of financial risk to Abingworth was not considered substantive and genuine. Accordingly, the Company has recorded payments received under the Financing Agreement as part of a development financing liability in its condensed consolidated balance sheets. The Company accounts for the overall development financing liability at amortized cost based on the estimated timing of regulatory approval and attainment of certain sales milestones and the contractual success fee payments expected to be due therefrom, as discounted using an imputed interest rate. The development financing liability will be accreted as interest expense to its expected future repayment amount over the expected life of the agreement using the effective interest rate method. Certain legal and financial advisory fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and will also be amortized to interest expense using the effective interest method.
There are several factors that could affect the estimated timing of regulatory approval and attainment of sales milestones, some of which are not entirely within the Company’s control. Therefore, at each reporting date, the Company reassesses the estimated timing of regulatory approval and attainment of sales milestones and the expected contractual success fee payments due therefrom. If the timing and/or amount of such expected payments is materially different than original estimates, the Company will prospectively adjust the accretion of the development financing liability and the imputed interest rate.
The Company identified certain contingent repayment features in the agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the fair value of these features was immaterial at the Effective Date and as of June 30, 2022. The fair value of the embedded derivative liabilities will be assessed at subsequent reporting dates if material.
As of June 30, 2022, the development financing liability was classified as a long-term liability, as the Company expects the related repayments to take place between 2024 and 2030 for purposes of the model used to calculate its carrying value. The imputed interest rate on the unamortized portion of the development financing liability was approximately 18.5% as of June 30, 2022.
5. Stockholders’ Equity
Preferred and Common Stock Authorized
The Company is authorized to issue 10,000,000 shares of preferred stock and 200,000,000 shares of common stock as of June 30, 2022 and December 31, 2021.

Sale of Common Stock and Prefunded Warrants
Pursuant to the Company’s public equity offering completed in November 2021, the Company issued pre-funded
warrants to purchase 3,125,000 shares of common stock at a price of $3.9999 per share. These pre-funded
warrants have an exercise price of $0.0001 per share, were fully exercisable upon issuance, and have no expiration date. A holder will not be entitled to exercise any portion of any pre-funded
warrant if the holder’s ownership of the Company’s common stock would exceed 4.99% to 14.99% following such exercise. The Company determined that the pre-funded
warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded
warrants do not provide any guarantee of value or return. Accordingly, the proceeds from the issuance of the warrants were recorded as additional paid-in
capital on the Company’s condensed consolidated balance sheet as of June 30, 2022.
None of the
pre-funded
warrants were exercised since they were issued in November 2021, and therefore remain outstanding as of June 30, 2022.
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
Pre-funded

warrants to purchase
3,125,00
shares of c
ommon stock were included in the weighted-average common stock share equivalents outstanding for the three and six
months ended June 30, 2022.
In all periods presented, the Company’s outstanding stock options were excluded from the calculation of net loss per share because their effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:

Net loss	$(27,094)	$(23,222)	$(54,863)	$(40,773)
Denominator:
Weighted average number of:
Common stock shares outstanding	84,677,939	68,985,461	84,677,939	68,965,885
Pre-funded warrants outstanding	3,125,000	—	3,125,000	—

Total	87,802,939	68,985,461	87,802,939	68,965,885
Net loss per share	$(0.31)	$(0.34)	$(0.62)	$(0.59)
The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Common stock options	14,086	10,869	14,086	10,869
Incentive awards	101	101	101	101

Total	14,187	10,970	14,187	10,970

7. Stock Plans and Stock-Based Compensation
Stock Plans
As of June 30, 2022, there were 2,527,546 shares available for future grants under the Company’s 2013 Equity Incentive Plan and no shares available for grant under the Company’s 2020 New Hire Plan. On January 1, 2022, in accordance with the annual share increase provision in the 2013 Plan, the Company added 4,233,896 shares to the 2013 Plan share reserve. During the three and six months ended June 30, 2022, the Company granted 144,600 and 3,624,268 stock options, respectively, which primarily related to its option grants issued to employees and directors.

Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Research and development	$1,070	$1,151	$2,168	$2,228
General and administrative	1,322	1,406	2,638	2,834

Total stock-based compensation expense	$2,392	$2,557	$4,806	$5,062

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
Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.
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
These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form
10-Q.
While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.
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
Seladelpar—Primary Biliary Cholangitis (PBC)
In late 2020, we commenced startup and site feasibility activities for RESPONSE, a global Phase 3 registration study to evaluate seladelpar in patients with PBC. The RESPONSE trial recently completed enrollment, with a total of 193 subjects enrolled in the trial.
In addition to RESPONSE, we also commenced startup activities in late 2020 for ASSURE, a new long-term extension
study, which is open to patients who were eligible for our previous long-term extension study that was terminated early in late 2019, including those patients from our previously completed Phase 2 open label study and our Phase 3 ENHANCE study, as well as patients who complete treatment in RESPONSE in the future. The ASSURE trial is continuing to enroll eligible patients and currently has over 150 subjects enrolled.
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
we discontinued development of
CB-0406.
COVID-19
Pandemic
As a result of the
COVID-19
pandemic, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the initiation and completion of certain clinical trials, and other associated drug development activities. The emergence of
COVID-19
variants, such as the Delta, and Omicron variants, have disrupted, and may continue to disrupt, aspects of our business, in particular in regard to the initiation and operation of clinical trial sites in portions of the United States, in the U.K. and in Europe. Possible future disruptions are currently difficult to foresee. We continue to monitor areas of potential risk which include, but are not limited to, the following:

•
Clinical trial and drug manufacturing operations—In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the U.S. and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors have adapted to
COVID-19
related travel restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward completion of our clinical trials. However, as we continue to enroll clinical trials and look to complete the clinical development of seladelpar and initiate other programs, our research and development employees and contractors who support our clinical activities may not be able to sufficiently access their applicable work facilities as a result of facility closure orders and the possibility that governmental authorities might further modify such restrictions. Furthermore, although we and our contractors continue to plan for and develop pandemic-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact
COVID-19,
including the emergence of new
COVID-19
variants, travel restrictions and/or facility access restrictions (or other unanticipated impediments) may have on our ability to execute our development activities in a timely and cost-effective manner.

•
Drug regulator interactions—The FDA and comparable foreign regulatory agencies may experience operational interruptions or delays, which could impact timelines for regulatory meetings, submissions, trial initiations, and regulatory approvals. For example, in the past,
COVID-19
related regulatory submission issues have created an impediment to clinical site activation in the U.K.

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
Results of Operations
General
To date, we have not generated any income from operations. As of June 30, 2022, we have an accumulated deficit of $821.7 million, primarily as a result of expenditures for research and development and general and administrative expenses from inception to that date. All of our product candidates are at various stages of development and will require additional work and regulatory approval before they can be licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate sufficient product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through equity offerings, debt financings or a combination of the foregoing.
Operating Results
Our results of operations for the three and six months ended June 30, 2022 and 2021 are presented below (in thousands):

	Three Months Ended June 30,		Change Q2	Six Months Ended June 30,		Change Q2 YTD
	2022	2021	2022 vs. 2021	2022	2021	2022 vs 2021
($ in thousands)
Operating expenses:
Research and development	$17,891	$16,745	$1,146	$36,306	$29,127	$7,179
General and administrative	5,878	6,521	(643)	11,965	11,757	208

Total operating expenses	23,769	23,266	503	48,271	40,884	7,387

Loss from operations	(23,769)	(23,266)	(503)	(48,271)	(40,884)	(7,387)
Other income (expense), net:
Interest income	321	44	277	419	111	308
Interest expense	(3,648)	—	(3,648)	(7,013)	—	(7,013)
Other income	2	—	2	2	—	2

Total other income (expense), net	(3,325)	44	(3,369)	(6,592)	111	(6,703)

Net loss	$(27,094)	$(23,222)	$(3,872)	$(54,863)	$(40,773)	$(14,090)

Research & Development Expenses
Conducting research and development is central to our business model. Research and development expenses increased $1.1 million to $17.9 million from $16.7 million for the three months ended June 30, 2022 and 2021, respectively, and increased $7.2 million to $36.3 million from $29.1 million for the six months ended June 30, 2022 and 2021, respectively. These increases were largely due to activities associated with the development of seladelpar focusing primarily on our late-stage PBC program. We expect that our research and development expenses will continue to increase in the future due to costs associated with our ongoing late-stage development of seladelpar.

Research and development expenses are detailed further in the table below (in thousands):

	Three Months Ended June 30,		Change Q2	Six Months Ended June 30,		Change Q2 YTD
	2022	2021	2022 vs 2021	2022	2021	2022 vs. 2021
Project costs:
Seladelpar PBC clinical studies	$9,770	$8,967	$803	$19,043	$14,870	$4,173
Seladelpar drug manufacturing & development	1,677	1,391	286	3,933	2,145	1,788
Seladelpar and non-seladelpar other studies	286	1,313	(1,027)	386	2,408	(2,022)

Total project costs	11,733	11,671	62	23,362	19,423	3,939
Internal research and development costs	6,158	5,074	1,084	12,944	9,704	3,240

Total research and development	$17,891	$16,745	$1,146	$36,306	$29,127	$7,179

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring and manufacturing clinical trial and other materials; and

•	other costs associated with development activities, including additional studies.
Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.
Comparison of the three months ended June 30, 2022 and 2021
Total project costs remained flat at $11.7 million for the three months ended June 30, 2022 and 2021. Project costs for the three months ended June 30, 2022 and 2021 primarily consisted of seladelpar-related clinical trial expenses for PBC. Internal research and development costs increased by $1.1 million to $6.2 million from $5.1 million for the three months ended June 30, 2022 and 2021, respectively, primarily due to higher employee compensation incurred in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, as we continued to hire additional research and development personnel to support our clinical studies. As we continue to progress late-stage development of seladelpar in PBC as well as development activities associated with other product candidates, we expect both total project and internal costs to increase in the future.
Comparison of the six months ended June 30, 2022 and 2021
Total project costs increased by $3.9 million to $23.4 million from $19.4 million for the six months ended June 30, 2022 and 2021, respectively. Project costs for the six months ended June 30, 2022 and 2021 primarily consisted of seladelpar-related clinical trial expenses for PBC. These cost increases were primarily driven by an expansion of our site activation, patient enrollment efforts, and other clinical trial activities. Internal research and development costs increased by $3.2 million to $12.9 million from $9.7 million for the six months ended June 30, 2022 and 2021, respectively, primarily due to higher employee compensation incurred in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, as we continued to hire additional research and development personnel to support our clinical studies.
General and Administrative Expenses
General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.
Comparison of the three months ended June 30, 2022 and 2021
General and administrative expenses decreased by $0.6 million to $5.9 million from $6.5 million for the three months ended June 30, 2022 and 2021, respectively. The decrease was driven primarily by a reduction in legal and outside consulting-related expenses when compared to three months ended June 30, 2021. We expect general and administrative expenses to increase in the future as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities.

Comparison of the six months ended June 30, 2022 and 2021
General and administrative expenses increased by $0.2 million to $12.0 million from $11.8 million for the six months ended June 30, 2022 and 2021, respectively. The increase was driven primarily by an increase in headcount in general and administrative personnel in the six months ended June 30, 2022, as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities, partially offset by a reduction in legal and outside consulting-related expenses.
Other Income (Expense), Net
Interest income increased $0.3 million to $0.3 million from an immaterial amount for the three months ended June 30, 2022 and 2021, respectively. Interest income increased $0.3 million to $0.4 million from $0.1 million for the six months ended June 30, 2022 and 2021, respectively. The increase in interest income was driven primarily by a higher investment portfolio balance compared to the prior year period due to funds that had been received related to our Development Financing Arrangement and November 2021 equity financing.
Interest expense is related to the accretion of the development financing liability recorded in connection with the July 2021 Abingworth Development Financing Agreement using the effective interest method, and totaled $3.6 million for the three months ended June 30, 2022 and $7.0 million for the six months ended June 30, 2022. No interest expense was incurred for the three or six months ended June 30, 2021.
Liquidity and Capital Resources
We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At June 30, 2022, cash, cash equivalents and marketable securities totaled $170.8 million, compared to $194.6 million at December 31, 2021.
Development Financing
On July 30, 2021, (the Effective Date) we entered into a Development Financing Agreement (the Financing Agreement) with Abingworth to obtain funding to support our development of seladelpar for the treatment of PBC. The Financing Agreement provides us up to $100.0 million in funding, of which $25 million was received in August 2021, $25 million was received in November 2021 and $25 million was received in January 2022. We also have an option to draw an additional $25 million (the Optional Funding) within approximately two months of the completion of enrollment of our Phase 3 RESPONSE clinical trial. The period during which we may exercise this funding option has not yet expired. The Optional Funding is subject to certain customary funding conditions. In return, we will pay to Abingworth fixed and variable success payments, as further described in
Note 4—Development Financing Agreement
in the notes to our consolidated financial statements.
At-the-Market
(ATM) Facility
In July 2020, we filed a $200.0 million registration statement on Form
S-3
with the SEC and entered into an
at-the-market
facility (ATM) to sell up to $75.0 million of common stock under the registration statement. To date, we have not sold any shares of common stock under the ATM.
Cash Flows
The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(47,802)	$(39,775)
Net cash (used in) provided by investing activities	(49,792)	44,373
Net cash provided by financing activities	24,541	106

Net (decrease) increase in cash and cash equivalents	$(73,053)	$4,704

Operating Activities
: Net cash used in operating activities for the six months ended June 30, 2022 increased by $8.0 million to $47.8 million as compared to $39.8 million for the same period in the prior year, primarily due to an increase in our net loss to $54.9 million from $40.8 million in the comparable prior year period due to the expansion of late-stage clinical trial activities related to the seladelpar development program. In addition, cash was used to fund changes in our working capital.

Investing Activities:
Net cash used in investing activities was $49.8 million for the six months ended June 30, 2022, compared to $44.4 million provided by investing activities for the same period in the prior year, primarily due to the timing of our investments and maturities of marketable securities and portfolio risk management.
Financing Activities:
Net cash provided by financing activities was $24.5 million for the six months ended June 30, 2022, which consisted of a $25.0 million funding payment received from Abingworth under the Development Financing Agreement, which was partially offset by $0.5 million of issuance costs paid for the issuance of common stock from the November 2021 equity financing.
Capital Requirements
We have incurred operating losses since inception and had an accumulated deficit of $821.7 million at June 30, 2022. As of June 30, 2022, we had cash, cash equivalents and marketable securities of approximately $170.8 million, which we believe is sufficient to fund our current operating plan through 2023.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of June 30, 2022 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in
Rule 13a-15(e)
under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the
COVID-19
pandemic. We are continually monitoring and assessing the
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
Risks Related to the
COVID-19
Pandemic

•
Our business may be adversely affected by the effects of the
COVID-19
pandemic, particularly the emergence of
COVID-19
variants such as the Delta and Omicron variants, including those impacting our ability to enroll and conduct critical clinical trials, as well as impacts to our other development efforts, administrative personnel and third-party service providers.

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
COVID-19
pandemic.
While the
COVID-19
pandemic did not materially adversely affect our business operations in the three and six months ended June 30, 2022, economic and health conditions in the United States and across most of the globe have continued to change. The emergence of
COVID-19
variants, such as the Delta and Omicron variants, have further disrupted the global economy. As a result of the
COVID-19
pandemic, including the emergence of new variants, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the completion of our clinical studies and other associated drug development activities. Possible future disruptions are currently difficult to foresee and include, but are not limited to, potential risk areas as noted below:

•
We are currently managing clinical trials in geographies that are affected by the
COVID-19
pandemic, in particular in areas that have been impacted by the emergence of
COVID-19
variants such as the Delta and Omicron variants. While we have not experienced material impacts to our clinical activities through June 30, 2022, we are observing impacts due to
COVID-19,
including reluctance of subjects to enroll in clinical studies due to the ongoing pandemic, travel restrictions impacting study personnel and trial participants, personnel shortages at clinical sites and operations and facility restrictions impacting trial operations. We believe that the COVID-19 pandemic,
including the emergence of
COVID-19
variants, will have a continuing impact on various aspects of our clinical activities in the future. For example, pandemic-related reluctance or restrictions, including curtailment of activities, could reduce the rate of patient enrollment in our clinical trials, and impair the ability to efficiently treat patients at investigator sites. Additionally, our employees, representatives from our clinical research organization partners, and study investigators may be unable to efficiently collaborate or unwilling to conduct investigator site activities in-person
at the sites (as per standard practice) and may be required to delay, or alter, their approach to complete this work due to shortages of personnel or diversion of resources at clinical sites or continued government-imposed limitations on activities. Further, our employees and representatives from our contract manufacturing organizations may experience unanticipated challenges sourcing raw materials or producing and distributing sufficient quantities of clinical drug supplies for use in our clinical trials.

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
We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of June 30, 2022, we had cash, cash equivalents and marketable securities of approximately $170.8 million. On July 30, 2021, we entered into a Development Financing Agreement with an affiliate of Abingworth LLP pursuant to which Abingworth has committed to provide us up to $100.0 million in funding, of which we have already received $75 million. In November 2021, we sold 15,625,000 shares of common stock at $4.00 per share and pre-funded
warrants to purchase 3,125,000 shares of common stock at $3.9999 per share in a public equity offering, for total gross offering proceeds of approximately $75 million, before deducting the underwriting fees and other offering expenses. We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. We may also choose to raise additional equity and/or debt capital if appropriate opportunities become available. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.
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
On July 30, 2021, we entered into a Development Financing Agreement (the Financing Agreement) with Abingworth, pursuant to which Abingworth agreed to provide funding to us to support our development of seladelpar for the treatment of PBC. Pursuant to the Financing Agreement, Abingworth has committed to provide us up to $100.0 million in funding, of which we have received $75 million through
August

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
We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates. The success of any product candidate will depend on many factors, including the following:

•	successful enrollment and completion of clinical trials, including, in the case of RESPONSE, sufficient subjects that receive liver biopsies ;

•	receipt of marketing approvals from the FDA and regulatory authorities outside the United States for the product candidate;

•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following marketing approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.
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

•	the number of patients in our RESPONSE clinical trial that receive biopsies may be insufficient to satisfy regulatory requirements;

•	clinical investigators or study subjects may fail to comply with clinical study protocols;

•	trial conduct and data analysis errors may occur, including, but not limited to, data entry and/or labeling errors;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

•
geo-political
turmoil between Russia and Ukraine and/or continuing military actions in Ukraine may cause us to have to suspend or terminate clinical trials of seladelpar in Russia or in other countries;

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
We have a small number of clinical sites in Russia in our RESPONSE clinical trial and in our ASSURE clinical trial. Because of continuing military action in Ukraine we suspended all clinical trial activity in Ukraine. Ongoing geo-political
turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have also caused us to suspend screening in Russia and may cause us to need to suspend or terminate all clinical trial activity in Russia. Even if all activity is not suspended or terminated, the ongoing military action and sanctions may affect our RESPONSE and ASSURE clinical trials in Russia. Shipments of seladelpar to Russia may become difficult, delayed or impossible. Shipments of clinical samples from Russia may also become difficult, delayed or impossible. In addition, sites, site personnel and patients may not be able to continue in the trials and we may need to suspend or terminate the trials in Russia. While we have only a small number of clinical sites and enrolled patients in Russia, these disruptions and potential suspensions could complicate the analysis of data from subjects in Russia.
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
COVID-19
pandemic, including the emergence of
COVID-19
variants such as the Delta and Omicron variants, is also uncertain, and may create additional delays in completing our clinical trials.

Events that may result in delays or unsuccessful completion of clinical trials include the following:

•	reluctance of patients to enroll in our clinical trials due to the COVID-19 pandemic;

•	personnel shortages at clinical sites due to the COVID-19 pandemic that impact the enrollment timeline or operations at clinical trial sites participating in our clinical trials;

•	competition for eligible patients from competing clinical trials;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA or other regulatory authorities on final trial design;

•	imposition of a clinical hold following a reported safety event;

•	an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;

•	delays in obtaining required institutional review board (IRB) approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	delays caused by the need to enroll additional subjects that have biopsies in the RESPONSE trial;

•	delays caused by subjects dropping out of a trial due to side effects or otherwise;

•	changes to treatment guidelines or the introduction of a new standard of care;

•	delays caused by clinical sites dropping out of a trial;

•	time required to add new clinical sites;

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials; and

•	delays in importing clinical trial materials into foreign countries where our clinical trials are being conducted.
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
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, particularly in view of the ongoing
COVID-19
pandemic and remote work schedule. In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.
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
Our common stock was formerly listed on the Nasdaq Capital Market and since the second quarter of 2018 it has been trading on the Nasdaq Global Select Market under the symbol “CBAY”. The historical trading prices of our common stock on the Nasdaq Capital Market and the Nasdaq Global Select Market may not be indicative of the price levels at which our common stock will trade in the future, and we cannot predict the extent to which investor interest in us will continue to support an active public trading market for our common stock or how liquid will be that public market.
Our stock price is volatile, and our stockholders’ investment in our stock could decline in value.
The historical trading price of our common stock has been volatile. Our stock price may continue to be subject to wide fluctuations in response to a variety of factors, including:

•	delays in completing the RESPONSE clinical trial or our other clinical trials;

•	adverse or inconclusive results in our clinical trials;

•	adverse or inconclusive results or delays in preclinical testing;

•	inability to obtain additional funding;

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
Significant additional capital may be needed in the future to continue our product development efforts in current and future clinical trials and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of June 30, 2022 was 2,527,546 shares.
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

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2022

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:	August 11, 2022