Form 10-Q
period 2022-09-30
CymaBay Therapeutics, Inc.
filed 2022-11-14
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
of the Exchange Act).    Yes   ☐    No   ☒
As of October 31, 2022, there were 84,681,063 shares of the registrant’s common stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CymaBay Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$30,691	$125,806
Marketable securities	122,724	60,729
Prepaid research and development expenses	668	2,371
Other prepaid expenses and current assets	1,041	2,193

Total current assets	155,124	191,099
Property and equipment, net	845	1,178
Non-current marketable securities	—	8,067
Operating lease right-of-use asset	197	254
Other assets	3,081	1,720

Total assets	$159,247	$202,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$479	$2,728
Accrued research and development expenses	6,622	9,752
Other accrued liabilities	5,610	5,886

Total current liabilities	12,711	18,366
Development financing liability	86,152	50,320
Long-term portion of operating lease liability	206	695

Total liabilities	99,069	69,381
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 84,681,063 and 84,677,939 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	906,968	899,798
Accumulated other comprehensive loss	(574)	(13)
Accumulated deficit	(846,224)	(766,856)

Total stockholders’ equity	60,178	132,937

Total liabilities and stockholders’ equity	$159,247	$202,318

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$15,459	$17,010	$51,765	$46,137
General and administrative	5,904	5,179	17,869	16,936

Total operating expenses	21,363	22,189	69,634	63,073

Loss from operations	(21,363)	(22,189)	(69,634)	(63,073)
Other income (expense), net:
Interest income	677	29	1,098	140
Interest expense	(3,819)	(522)	(10,832)	(522)

Total other income (expense), net	(3,142)	(493)	(9,734)	(382)

Net loss	$(24,505)	$(22,682)	$(79,368)	$(63,455)

Other comprehensive loss:
Unrealized loss on marketable securities	(133)	(2)	(561)	(9)

Total other comprehensive loss	(133)	(2)	(561)	(9)

Comprehensive loss	$(24,638)	$(22,684)	$(79,929)	$(63,464)
Basic and diluted net loss per common share	$(0.28)	$(0.33)	$(0.90)	$(0.92)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	87,804,272	69,022,937	87,803,388	68,985,112
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net loss	$(79,368)	$(63,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	525	515
Stock-based compensation expense	7,156	7,611
Write-off of deferred financing costs	—	312
Accretion of development financing liability	10,832	522
Net accretion and amortization of investments in marketable securities	(283)	543
Changes in assets and liabilities:
Other prepaid expenses and current assets	2,855	(725)
Other assets	(1,413)	(1,514)
Accounts payable	(2,061)	512
Accrued research and development expenses	(3,130)	1,660
Other accrued liabilities	(437)	(1,169)

Net cash used in operating activities	(65,324)	(55,188)
Investing activities
Purchases of property and equipment	(135)	(87)
Purchases of marketable securities	(162,346)	(44,607)
Proceeds from maturities of marketable securities	108,140	117,360

Net cash (used in) provided by investing activities	(54,341)	72,666
Financing activities
Proceeds from issuance of common stock pursuant to equity award plans	9	205
Proceeds from development financing, net of transaction costs	25,000	23,087
Issuance costs paid for issuance of common stock	(459)	—

Net cash provided by financing activities	24,550	23,292

Net (decrease) increase in cash and cash equivalents	(95,115)	40,770
Cash and cash equivalents at beginning of period	125,806	28,193

Cash and cash equivalents at end of period	$30,691	$68,963

Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$513	$498
Supplemental non-cash investing and financing activities
Accrued financing costs	$—	$350
Accrued costs for other assets	$52	$—
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

	Three and Nine Months Ended September 30, 2022
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances as of December 31, 2021	84,677,939	$8	$899,798	$(13)	$(766,856)	$132,937
Issuance costs related to issuance of common stock and pre-funded warrants	—	—	5	—	—	5
Stock-based compensation expense	—	—	2,414	—	—	2,414
Net loss	—	—	—	—	(27,769)	(27,769)
Net unrealized loss on marketable securities	—	—	—	(206)	—	(206)

Balances as of March 31, 2022	84,677,939	$8	$902,217	$(219)	$(794,625)	$107,381

Stock-based compensation expense	—	—	2,392	—	—	2,392
Net loss	—	—	—	—	(27,094)	(27,094)
Net unrealized loss on marketable securities	—	—	—	(222)	—	(222)

Balances as of June 30, 2022	84,677,939	$8	$904,609	$(441)	$(821,719)	$82,457

Issuance of common stock upon exercise of stock options	3,124	—	9	—	—	9
Stock-based compensation expense	—	—	2,350	—	—	2,350
Net loss	—	—	—	—	(24,505)	(24,505)
Net unrealized loss on marketable securities	—	—	—	(133)	—	(133)

Balances as of September 30, 2022	84,681,063	$8	$906,968	$(574)	$(846,224)	$60,178

	Three and Nine Months Ended September 30, 2021
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances as of December 31, 2020	68,946,092	$7	$819,549	$8	$(676,858)	$142,706
Stock-based compensation expense	—	—	2,505	—	—	2,505
Net loss	—	—	—	—	(17,551)	(17,551)
Net unrealized loss on marketable securities	—	—	—	(14)	—	(14)

Balances as of March 31, 2021	68,946,092	$7	$822,054	$(6)	$(694,409)	$127,646

Issuance of common stock upon exercise of stock options	51,846	—	106	—	—	106
Stock-based compensation expense	—	—	2,557	—	—	2,557
Net loss	—	—	—	—	(23,222)	(23,222)
Net unrealized gain on marketable securities	—	—	—	7	—	7

Balances as of June 30, 2021	68,997,938	$7	$824,717	$1	$(717,631)	$107,094

Issuance of common stock upon exercise of stock options	46,031	—	99	—	—	99
Stock-based compensation expense	—	—	2,549	—	—	2,549
Net loss	—	—	—	—	(22,682)	(22,682)
Net unrealized loss on marketable securities	—	—	—	(2)	—	(2)

Balances as of September 30, 2021	69,043,969	$7	$827,365	$(1)	$(740,313)	$87,058

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
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three and nine months ended September 30, 2022, the Company incurred a net loss of $24.5 million and $79.4 million, respectively, and during the nine months ended September 30, 2022, used $65.3 million of cash in operations. At September 30, 2022, the Company had an accumulated deficit of $846.2 million.
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
As of September 30, 2022, the Company had cash, cash equivalents and marketable securities totaling $153.4 million, which the Company believes is sufficient to fund its current operating plan for at least twelve months from the issuance date of its financial statements. The Company has historically obtained, and expects to obtain in the future, additional financing to fund its business strategy through: future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition. Market volatility, whether resulting from the global novel coronavirus disease
(COVID-19)
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
as filed with the SEC on March 17, 2022. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the entire year ending December 31, 2022 or future operating periods.

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

The following tables present the Company’s financial assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$24,208	$—	$—	$24,208

Total cash equivalents	24,208	—	—	24,208
Marketable securities:
U.S. and foreign commercial paper	—	58,720	—	58,720
U.S. and foreign corporate debt securities	—	24,681	—	24,681
Supranational debt securities	—	12,814	—	12,814
U.S. agency securities	—	2,950	—	2,950
U.S. treasury securities	—	23,559	—	23,559

Total marketable securities	—	122,724	—	122,724

Total assets measured at fair value	$24,208	$122,724	$—	$146,932

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$85,638	$—	$—	$85,638

Total cash equivalents	85,638	—	—	85,638
Marketable securities:
U.S. and foreign commercial paper	—	28,760	—	28,760
U.S. and foreign corporate debt securities	—	23,535	—	23,535
Asset-backed securities	—	8,522	—	8,522
U.S. treasury securities	—	7,979	—	7,979

Total marketable securities	—	68,796	—	68,796

Total assets measured at fair value	$85,638	$68,796	$—	$154,434

The Company estimates the fair value of its money market funds, corporate debt, asset-backed securities, commercial paper, U.S. treasury securities, U.S agency securities, and supranational debt securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.
The fair value of the Company’s development financing liability is $71.8 million. The development financing liability is classified as level 3 under the fair value hierarchy, as its valuation is based on a discounted cash flow model that uses unobservable inputs such as the discount rate, estimated timing of regulatory approval and attainment of certain sales milestones.
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
Unrealized gains and losses of the Company’s
available-for-sale
marketable securities as of September 30, 2022 and December 31, 2021 are presented in the tables below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2022:
Cash equivalents:
Money market funds	$24,208	$—	$—	$24,208

Total cash equivalents	24,208	—	—	24,208
Current marketable securities:
U.S. and foreign commercial paper	58,720	—	—	58,720
U.S. and foreign corporate debt securities	24,996	—	(315)	24,681
Supranational debt securities	12,904	—	(90)	12,814
US. agency securities	3,000	—	(50)	2,950
U.S. treasury securities	23,678	—	(119)	23,559

Total current marketable securities	123,298	—	(574)	122,724

Total marketable securities	$147,506	$—	$(574)	$146,932

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2021:
Cash equivalents:
Money market funds	$85,638	$—	$—	$85,638

Total cash equivalents	85,638	—	—	85,638
Current marketable securities:
U.S. and foreign commercial paper	28,760	—	—	28,760
U.S. and foreign corporate debt securities	15,476	—	(8)	15,468
Asset-backed securities	8,524	—	(2)	8,522
U.S. treasury securities	7,982	—	(3)	7,979

Total current marketable securities	60,742	—	(13)	60,729
Non-current marketable securities:
U.S. corporate debt securities	8,067	2	(2)	8,067

Total marketable securities	$154,447	$2	$(15)	$154,434

The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of September 30, 2022 (in thousands):

Due less than 1 year	$122,724
Due between 1 and 2 years	—

Total fair value	$122,724

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
The Company identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the Company determined the fair value of these features, both individually and in the aggregate, was immaterial at inception and as of September 30, 2022. The fair value of these features will be assessed at each reporting date and will be marked to market, if material. To determine the amount to record for the embedded derivative liabilities, the Company must assess the probability of occurrence of various potential future events that could affect the timing and/or amount of future cash flows related to the Financing Agreement.
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
3. Other Accrued Liabilities
Other accrued liabilities consist of (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$4,022	$3,986
Accrued professional fees and other	949	1,333
Current portion of operating lease liability	639	567

Total other accrued liabilities	$5,610	$5,886

4. Development Financing Agreement
On July 30, 2021 (the Effective Date), the Company entered into a Development Financing Agreement (the Financing Agreement) with an affiliate of
Abingworth
LLP (Abingworth)
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
(1) contingent upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided, consisting of $10 million payable within 90 days after the Regulatory Approval and thereafter, payments due on the first six anniversaries of the Regulatory Approval in the amounts of $15.0 million, $22.5 million, $22.5 million, $25.0 million, $27.5 million and $27.5 million, respectively and
(2) variable success payments equal to 1.1x of the funding provided, consisting of sales milestone payments of (x) $17.5 million and $27.5 million, respectively upon first reaching certain cumulative U.S. product sales thresholds, and (y) $37.5 million upon first reaching a specified U.S. product sales run rate.
Promptly following receipt of Regulatory Approval, the Company is required to execute a note agreement and deliver a promissory note to Abingworth within two business days to convert the fixed and variable success payments into a note payable. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided (approximately $232.5 million), the Company’s payment obligations under the Financing Agreement will be fully satisfied. The Company has the option to satisfy its payment obligations to Abingworth upon Regulatory Approval, or a change of control of the Company, by paying an amount equal to the remaining payments payable to Abingworth subject to a mid-single-digit
discount rate. Upon a change of control of the Company, an acceleration payment of 1.35x of the funding provided is payable, net of payments already made to Abingworth and creditable against future payments to Abingworth.
Pursuant to the Financing Agreement, the Company granted Abingworth a security interest in all its assets (other than intellectual property not related to seladelpar), provided that the Company is permitted to incur certain indebtedness. The security interest will terminate when the Company has paid Abingworth 2.0x of the funding provided or upon certain terminations of the Financing Agreement.
The Company had an option to receive an additional $25 million (the Optional Funding) within approximately two months of enrollment completion of the Company’s Phase 3 RESPONSE clinical trial. The Company did not exercise the Optional Funding and the option has expired
.

The Financing Agreement provides for negative, affirmative and additional covenants, which the Company must comply with for the duration of the Financing Agreement term. As of September 30, 2022, the Company was in compliance with all covenants stipulated in the Financing Agreement.
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
The Company identified certain contingent repayment features in the agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the fair value of these features was immaterial at the Effective Date and as of September 30, 2022. The fair value of the embedded derivative liabilities will be assessed at subsequent reporting dates if material.
As of September 30, 2022, the development financing liability was classified as a long-term liability, as the Company expects the related repayments to take place between 2024 and 2030 for purposes of the model used to calculate its carrying value. The imputed interest rate on the unamortized portion of the development financing liability was approximately 18.5% as of September 30, 2022.

5. Stockholders’ Equity
Preferred and Common Stock Authorized
The Company is authorized to issue 10,000,000 shares of preferred stock and 200,000,000 shares of common stock as of September 30, 2022 and December 31, 2021.

Sale of Common Stock and Prefunded Warrants
Pursuant to the Company’s public equity offering completed in November 2021, the Company issued pre-funded
warrants to purchase 3,125,000 shares of common stock at a price of $3.9999 per share. These pre-funded
warrants have an exercise price of $0.0001 per share, were fully exercisable upon issuance, and have no expiration date. A holder will not be entitled to exercise any portion of any pre-funded
warrant if the holder’s ownership of the Company’s common stock would exceed 4.99% to 14.99% following such exercise. The Company determined that the pre-funded
warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded
warrants do not provide any guarantee of value or return. Accordingly, the proceeds from the issuance of the warrants were recorded as additional paid-in
capital on the Company’s condensed consolidated balance sheet as of September 30, 2022.
None of the
pre-funded
warrants were exercised since they were issued in November 2021, and therefore remain outstanding as of September 30, 2022.
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
Pre-funded
warrants to purchase 3,125,000 shares of common stock were included in the weighted-average common stock share equivalents outstanding for the three and nine months ended September 30, 2022.
In all periods presented, the Company’s outstanding stock options were excluded from the calculation of net loss per share because their effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:

Net loss	$(24,505)	$(22,682)	$(79,368)	$(63,455)
Denominator:
Weighted average number of:
Common stock shares outstanding	84,679,272	69,022,937	84,678,388	68,985,112
Pre-funded warrants outstanding	3,125,000	—	3,125,000	—

Total	87,804,272	69,022,937	87,803,388	68,985,112
Net loss per share	$(0.28)	$(0.33)	$(0.90)	$(0.92)
The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Common stock options	13,960	10,704	13,960	10,704
Incentive awards	101	101	101	101

Total	14,061	10,805	14,061	10,805

7. Stock Plans and Stock-Based Compensation
Stock Plans
As of September 30, 2022, there were 2,650,362 shares a
vailable for future grants under the Company’s 2013 Equity Incentive Plan and no shares available for grant under the Company’s 2020 New Hire Plan. On January 1, 2022, in accordance with the annual share increase provision in the 2013 Plan, the Company added 4,233,896 shares to the 2013 Plan share reserve. During the three and nine months ended September 30, 2022, the Company granted 38,600 and 3,662,868 stock options, respectively, which primarily related to its option grants issued to employees and directors.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,052	$1,115	$3,220	$3,343
General and administrative	1,298	1,434	3,936	4,268

Total stock-based compensation expense	$2,350	$2,549	$7,156	$7,611

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

This Quarterly Report on Form 10-Q contains statements indicating expectations about future performance and other forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, that involve risks and uncertainties. Words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential,” “seek,” “target,” “goal,” “intend,” variations of such words, and similar expressions are intended to identify forward-looking statements. These statements appear throughout this Quarterly Report on Form 10-Q and are statements regarding our current expectation, belief, or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding our expectations with respect to the following: our business and scientific strategies; the progress of our product development programs and the timing of results; regulatory submissions and approvals; the impact of the COVID-19 pandemic on our company and operations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements for many reasons. Factors that might cause such a difference include those discussed under the caption “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Quarterly Report. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into or review of all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely on these statements.

Overview

CymaBay Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing and providing access to innovative therapies for patients with liver and other chronic diseases with high unmet medical need.

Our lead product candidate, seladelpar, is a potent and selective agonist of peroxisome proliferator activated receptor delta (PPARd), a nuclear receptor that regulates genes directly or indirectly involved in the synthesis of bile acids/sterols, metabolism of lipids and glucose, inflammation, and fibrosis. We have been focused on developing seladelpar for the treatment of primary biliary cholangitis (PBC), an autoimmune disease that causes progressive destruction of the bile ducts in the liver resulting in impaired bile flow (cholestasis) and inflammation.

Seladelpar—Primary Biliary Cholangitis (PBC)

In late 2020, we commenced startup and site feasibility activities for RESPONSE, a global Phase 3 registration study to evaluate seladelpar in patients with PBC. The RESPONSE trial completed enrollment in July 2022 with a total of 193 subjects enrolled in the trial. The RESPONSE trial is a double-blind, randomized, placebo-controlled, 52-week study to evaluate the safety and efficacy of 10 mg of seladelpar versus placebo in patients with PBC who have had an inadequate response to UDCA (defined as a serum alkaline phosphatase level ≥ 1.67 x the upper limit of normal after at least 12 months of treatment) or an intolerance to UDCA to be eligible for the trial. The primary efficacy outcome measure will be the responder rate at 52 weeks in the seladelpar 10 mg group compared to placebo. A responder is defined as a patient who achieves an alkaline phosphatase level < 1.67 x the upper limit of normal with at least a 15% decrease from baseline and has a normal level of total bilirubin. Key secondary outcome measures will include evaluating the effect of seladelpar compared to placebo on normalization of alkaline phosphatase at 52 weeks and on pruritus at 6-months for patients with moderate to severe pruritus at baseline assessed by a numerical rating scale recorded with an electronic diary.

In addition to RESPONSE, we also commenced startup activities in late 2020 for ASSURE, a long-term extension study, which is open to patients who were eligible for our previous long-term extension study that was terminated early in late 2019, including those patients from our previously completed Phase 2 open label study and our Phase 3 ENHANCE study, as well as patients who complete treatment in RESPONSE. The ASSURE trial is continuing to enroll eligible patients and currently has over 180 subjects enrolled. The ASSURE trial is an open-label, long-term study intended to collect additional long-term safety and efficacy data to support registration.

MBX-2982

MBX-2982 targets G protein-coupled receptor 119 (GPR119), a receptor that interacts with bioactive lipids known to stimulate glucose-dependent insulin secretion. In November 2020, we announced a Phase 2a proof-of-pharmacology study to assess whether MBX-2982 can enhance glucagon secretion during insulin-induced hypoglycemia in subjects with T1D. The study is actively enrolling patients. If successful, studies to evaluate MBX-2982 as a potential preventive therapy for hypoglycemia in patients with T1D may be warranted. The study is being led by the AdventHealth Translational Research Institute in Orlando, Florida and is fully funded by The Leona M. and Harry B. Helmsley Charitable Trust. CymaBay retains full commercial rights to MBX-2982. We believe MBX-2982 may also have utility in various inflammatory diseases and we are currently exploring potential opportunities to advance development.

CB-0406

In 2020 we began to evaluate CB-0406, the active metabolite of arhalofenate in a single and multiple ascending dose study in healthy subjects to establish its pharmacokinetics, safety and maximum tolerated dose. While the study showed CB-0406 had improved pharmacokinetics versus arhalofenate, CB-0406’s safety profile did not support continued development as a result of the occurrence of a small number of reversible cases of thrombocytopenia at higher doses. Therefore, in mid-2021 we discontinued development of CB-0406.

COVID-19 Pandemic

As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the initiation and completion of certain clinical trials, and other associated drug development activities. The emergence of COVID-19 variants, have disrupted, and may continue to disrupt, aspects of our business, in particular in regard to the initiation and operation of clinical trial sites in portions of the United States, in the U.K. and in Europe. Possible future disruptions are currently difficult to foresee. We continue to monitor areas of potential risk which include, but are not limited to, the following:

•

Clinical trial and drug manufacturing operations—In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the U.S. and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors have adapted to COVID-19 related travel restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward completion of our clinical trials. Although we and our contractors continue to plan for and develop pandemic-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact COVID-19 may have on our ability to execute our development activities in a timely and cost-effective manner.

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

Overall, we cannot at this time predict the specific extent, duration, or full impact that the continuing COVID-19 pandemic will have on our future consolidated financial condition and operations. The impact of the COVID-19 pandemic on our consolidated financial performance will depend on future developments, including emergence of COVID-19 variants, the duration and spread of the pandemic and related governmental advisories and restrictions, which could result in unexpected costs to us. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.

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

Results of Operations

General

To date, we have not generated any income from operations. As of September 30, 2022, we have an accumulated deficit of $846.2 million, primarily as a result of expenditures for research and development, general and administrative and interest expenses from inception to that date. All of our product candidates are at various stages of development and will require additional work and regulatory approval before they can be licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate sufficient product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through equity offerings, debt financings or a combination of the foregoing.

Operating Results

Our results of operations for the three and nine months ended September 30, 2022 and 2021 are presented below (in thousands):

	Three Months Ended September 30,		Change Q3	Nine Months Ended September 30,		Change Q3 YTD
	2022	2021	2022 vs. 2021	2022	2021	2022 vs 2021
($ in thousands)
Operating expenses:
Research and development	$15,459	$17,010	$(1,551)	$51,765	$46,137	$5,628
General and administrative	5,904	5,179	725	17,869	16,936	933

Total operating expenses	21,363	22,189	(826)	69,634	63,073	6,561

Loss from operations	(21,363)	(22,189)	826	(69,634)	(63,073)	(6,561)
Other income (expense), net:
Interest income	677	29	648	1,098	140	958
Interest expense	(3,819)	(522)	(3,297)	(10,832)	(522)	(10,310)
Total other income (expense), net	(3,142)	(493)	(2,649)	(9,734)	(382)	(9,352)

Net loss	$(24,505)	$(22,682)	$(1,823)	$(79,368)	$(63,455)	$(15,913)

Research & Development Expenses

Conducting research and development is central to our business model. Research and development expenses decreased $1.6 million to $15.5 million from $17.0 million for the three months ended September 30, 2022 and 2021, respectively. This decrease was due to a reduction in clinical activity due to the completion of enrollment of our clinical trial RESPONSE. Research and development expenses increased $5.6 million to $51.8 million from $46.1 million for the nine months ended September 30, 2022 and 2021, respectively. This increase was largely due to activities associated with the development of seladelpar focusing primarily on our late-stage PBC program. We expect that our research and development expenses will increase in the future due to costs associated with our ongoing late-stage development of seladelpar.

Research and development expenses are detailed further in the table below (in thousands):

	Three Months Ended September 30,		Change Q3	Nine Months Ended September 30,		Change Q3 YTD
	2022	2021	2022 vs 2021	2022	2021	2022 vs. 2021
Project costs:
Seladelpar PBC clinical studies	$7,955	$10,180	$(2,225)	$26,998	$25,050	$1,948
Seladelpar drug manufacturing & development	1,227	1,530	(303)	5,160	3,675	1,485
Seladelpar and non-seladelpar other studies	48	371	(323)	434	2,779	(2,345)

Total project costs	9,230	12,081	(2,851)	32,592	31,504	1,088
Internal research and development costs	6,229	4,929	1,300	19,173	14,633	4,540

Total research and development	$15,459	$17,010	$(1,551)	$51,765	$46,137	$5,628

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring materials and manufacturing any product for use in clinical trial and other research activities; and

•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Comparison of the three months ended September 30, 2022 and 2021

Total project costs decreased $2.9 million to $9.2 million from $12.1 million for the three months ended September 30, 2022 and 2021, respectively. The decrease was mostly due to the completion of enrollment of our RESPONSE trial during the three months ended September 30, 2022. Project costs for the three months ended September 30, 2022 and 2021 primarily consisted of seladelpar-related clinical trial expenses for PBC. Internal research and development costs increased by $1.3 million to $6.2 million from $4.9 million for the three months ended September 30, 2022 and 2021, respectively, primarily due to higher employee compensation incurred in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, as we continued to hire additional research and development personnel to support our clinical studies. As we continue to progress late-stage development of seladelpar in PBC as well as development activities associated with other product candidates, we expect both total project and internal costs to increase in the future.

Comparison of the nine months ended September 30, 2022 and 2021

Total project costs increased by $1.1 million to $32.6 million from $31.5 million for the nine months ended September 30, 2022 and 2021, respectively. Project costs for the nine months ended September 30, 2022 and 2021 primarily consisted of seladelpar-related clinical trial expenses for PBC. These cost increases were primarily driven by an expansion of our site activation, patient enrollment efforts, and other clinical trial activities. Internal research and development costs increased by $4.5 million to $19.2 million from $14.6 million for the nine months ended September 30, 2022 and 2021, respectively, primarily due to higher employee compensation incurred in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, as we continued to hire additional research and development personnel to support our clinical studies.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.

Comparison of the three months ended September 30, 2022 and 2021

General and administrative expenses increased by $0.7 million to $5.9 million from $5.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase was driven primarily by an increase in in headcount in general and administrative personnel in the three months ended September 30, 2022 when compared to three months ended September 30, 2021, as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities. We expect general and administrative expenses to increase in the future as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities.

Comparison of the nine months ended September 30, 2022 and 2021

General and administrative expenses increased by $0.9 million to $17.9 million from $16.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was driven primarily by an increase in headcount in general and administrative personnel in the nine months ended September 30, 2022, as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities, partially offset by a reduction in legal and outside consulting-related expenses.

Other Income (Expense), Net

Interest income increased $0.6 million to $0.7 million from an immaterial amount for the three months ended September 30, 2022 and 2021, respectively. Interest income increased $1.0 million to $1.1 million from $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in interest income was driven primarily by a higher investment portfolio balance compared to the prior year period due to funds that had been received related to our Development Financing Arrangement and November 2021 equity financing.

Interest expense is related to the accretion of the development financing liability recorded in connection with the July 2021 Abingworth Development Financing Agreement using the effective interest method, and increased $3.3 million to $3.8 million from $0.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase in interest expense was driven primarily by an increase in the payments received under the development financing agreement comparatively between periods. Interest expense increased $10.3 million to $10.8 million from $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. The increase was driven primarily by a greater amount of time during which interest was accrued and payments received under the development financing agreement.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At September 30, 2022, cash, cash equivalents and marketable securities totaled $153.4 million, compared to $194.6 million at December 31, 2021.

Development Financing

On July 30, 2021, (the Effective Date) we entered into a Development Financing Agreement (the Financing Agreement) with Abingworth to obtain funding to support our development of seladelpar for the treatment of PBC. The Financing Agreement provides us up to $100.0 million in funding, of which $25 million was received in August 2021, $25 million was received in November 2021 and $25 million was received in January 2022. In return, we will pay to Abingworth fixed and variable success payments, as further described in Note 4—Development Financing Agreement in the notes to our consolidated financial statements. We had an option to receive an additional $25 million within approximately two months of enrollment completion of our Phase 3 RESPONSE clinical trial; however, we did not exercise the option to receive this additional funding.

At-the-Market (ATM) Facility

In July 2020, we filed a $200.0 million registration statement on Form S-3 with the SEC and entered into an at-the-market facility (ATM) to sell up to $75.0 million of common stock under the registration statement. To date, we have not sold any shares of common stock under the ATM.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(65,324)	$(55,188)
Net cash (used in) provided by investing activities	(54,341)	72,666
Net cash provided by financing activities	24,550	23,292

Net (decrease) increase in cash and cash equivalents	$(95,115)	$40,770

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2022 increased by $10.1 million to $65.3 million as compared to $55.2 million for the same period in the prior year, primarily due to an increase in our net loss to $79.4 million from $63.5 million in the comparable prior year period due to the expansion of late-stage clinical trial activities related to the seladelpar development program. In addition, cash was used to fund changes in our working capital due to timing of payments.

Investing Activities: Net cash used in investing activities was $54.3 million for the nine months ended September 30, 2022, compared to $72.7 million provided by investing activities for the same period in the prior year, primarily due to the timing of our investments and maturities of marketable securities and portfolio risk management.

Financing Activities: Net cash provided by financing activities was $24.6 million for the nine months ended September 30, 2022, which mostly consisted of a $25.0 million funding payment received from Abingworth under the Development Financing Agreement, which was partially offset by $0.5 million of issuance costs paid for the issuance of common stock from the November 2021 equity financing.

Capital Requirements

We have incurred operating losses since inception and had an accumulated deficit of $846.2 million at September 30, 2022. As of September 30, 2022, we had cash, cash equivalents and marketable securities of approximately $153.4 million, which we believe is sufficient to fund our current operating plan through 2023.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2022 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working in a hybrid remote model due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Risks Related to the COVID-19 Pandemic

•

Our business may be adversely affected by the effects of the COVID-19 pandemic, including those impacting our ability to enroll and conduct critical clinical trials, as well as impacts to our other development efforts, administrative personnel and third-party service providers.

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

While the COVID-19 pandemic did not materially adversely affect our business operations in the three and nine months ended September 30, 2022, economic and health conditions in the United States and across most of the globe have continued to change. The emergence of COVID-19 variants have further disrupted the global economy. As a result of the COVID-19 pandemic, including the emergence of new variants, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the completion of our clinical studies and other associated drug development activities. Possible future disruptions are currently difficult to foresee and include, but are not limited to, potential risk areas as noted below:

•

We are currently managing clinical trials in geographies that are affected by the COVID-19 pandemic. While we have not experienced material impacts to our clinical activities through September 30, 2022, we are observing impacts due to COVID-19, including reluctance of subjects to enroll in clinical studies due to the ongoing pandemic, travel restrictions impacting study personnel and trial participants, personnel shortages at clinical sites and operations and facility restrictions impacting trial operations. We believe that the COVID-19 pandemic, including the emergence of COVID-19 variants, will have a continuing impact on various aspects of our clinical activities in the future. For example, pandemic-related reluctance or restrictions, including curtailment of activities, could reduce the rate of patient enrollment in our clinical trials, and impair the ability to efficiently treat patients at investigator sites. Additionally, our employees, representatives from our clinical research organization partners, and study investigators may be required to delay, or alter, their approach to complete work on our trials.

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

The COVID-19 pandemic continues to evolve. The emergence of COVID-19 variants may also continue to affect the impact of the pandemic. The extent to which the pandemic may impact our business, including our preclinical, clinical and associated drug development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, variants to COVID-19 that continue to arise and their relative transmissibility and virulence, the duration of the pandemic, travel restrictions and actions to contain the pandemic or treat its impact, such as social distancing and quarantines or lock-downs in the United States, particularly in the San Francisco Bay Area where our executive offices are located, and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of September 30, 2022, we had cash, cash equivalents and marketable securities of approximately $153.4 million. On July 30, 2021, we entered into a Development Financing Agreement with an affiliate of Abingworth LLP pursuant to which Abingworth has committed to provide us up to $100.0 million in funding, of which we have already received $75 million. In November 2021, we sold 15,625,000 shares of common stock at $4.00 per share and pre-funded warrants to purchase 3,125,000 shares of common stock at $3.9999 per share in a public equity offering, for total gross offering proceeds of approximately $75 million, before deducting the underwriting fees and other offering expenses. We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. We may also choose to raise additional equity and/or debt capital if appropriate opportunities become available. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.

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

On July 30, 2021, we entered into a Development Financing Agreement (the Financing Agreement) with Abingworth, pursuant to which Abingworth agreed to provide funding to us to support our development of seladelpar for the treatment of PBC. Pursuant to the Financing Agreement, Abingworth funded $75 million through November 2022. Pursuant to the Financing Agreement, we will be required to use commercially reasonable efforts to develop seladelpar and complete our development program in accordance with the Financing Agreement and an agreed timeline. In return, we will pay to Abingworth (1) upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided and (2) variable success payments equal to 1.1x of the funding provided upon first reaching certain U.S. product sales milestones. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided, our payment obligations under the Financing Agreement will be fully satisfied.

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

If we raise additional funds through collaborations, strategic alliances, licensing arrangements or other marketing or distribution arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates. The success of any product candidate will depend on many factors, including the following:

•	successful enrollment and completion of clinical trials, including, in the case of RESPONSE, sufficient subjects that receive liver biopsies;

•	receipt of marketing approvals from the FDA and regulatory authorities outside the United States for the product candidate;

•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following marketing approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

•	the number of patients in our RESPONSE clinical trial that receive biopsies may be insufficient to satisfy regulatory requirements;

•	clinical investigators or study subjects may fail to comply with clinical study protocols;

•	trial conduct and data analysis errors may occur, including, but not limited to, data entry and/or labeling errors;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

•	geo-political turmoil between Russia and Ukraine and/or continuing military actions in Ukraine may cause us to have to wind down clinical trials of seladelpar in Russia or in other countries;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our clinical trial materials or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

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

Geo-political turmoil between Russia and Ukraine and continuing military actions in Ukraine have caused us to suspend clinical trial activity in Ukraine and wind down clinical trial activity in Russia.

We have a small number of clinical sites in Russia in our RESPONSE clinical trial and in our ASSURE clinical trial. Because of continuing military action in Ukraine we suspended all clinical trial activity in Ukraine. Ongoing geo-political turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have also caused us to begin to wind down clinical trial activity in Russia. We expect clinical trial activity in Russia for the ASSURE clinical trial to terminate in early 2023 and for the RESPONSE clinical trial in mid-2023. The ongoing military action and sanctions may still affect our RESPONSE and ASSURE clinical trials in Russia prior to wind down. Shipments of seladelpar to Russia may become difficult, delayed or impossible. Shipments of clinical samples from Russia may also become difficult, delayed or impossible. In addition, sites, site personnel and patients may not be able to continue in the trials and we may need to suspend or terminate the trials in Russia prior to the end of our expected wind down. While we have only a small number of clinical sites and enrolled patients in Russia, these disruptions and potential suspensions could complicate the analysis of data from subjects in Russia.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. We may experience delays in clinical trials at any stage of development and testing of our product candidates and any delay could result in increased costs to us. Any clinical trials we undertake may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all. The impact of the ongoing COVID-19 pandemic is also uncertain, and may create additional delays in completing our clinical trials.

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

We are a party to a number of technology licenses that are important to our business and may enter into additional licenses in the future. For example, we rely on an exclusive license to certain patents and know-how from Janssen Pharmaceutical NV (Janssen NV), which include seladelpar and certain other PPARd compounds (the PPARd Products). Under the exclusive license with Janssen NV we have full control and responsibility over the research, development and registration of any PPARd Products and are required to use diligent efforts to conduct all such activities. If we fail to comply with our obligations under our agreement with Janssen NV, including our obligations to expend more than a de minimis amount of effort and resources on the research and/or development of at least one PPARd Product, to make any payment called for under the agreement, not to disclose any non-exempt confidential information related to the agreement, or to use diligent efforts to promote, market and sell any PPARd Product under the agreement, such action would constitute a default under the agreement and Janssen NV may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the Janssen NV license, seladelpar, which would have a materially adverse effect on our business.

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

Significant additional capital may be needed in the future to continue our product development efforts in current and future clinical trials and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of September 30, 2022 was 2,650,362 shares.

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

Item 6.	Exhibits

Exhibit No.	Description of Document

3.1	Amended and Restated Certificate of Incorporation. (Filed with the SEC as Exhibit 3.1 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021, and incorporated here by reference.)

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation (Filed with the SEC as Exhibit 3.1 to our Current Report on Form 8-K, filed with the SEC on June 26, 2020, SEC File No. 001-36500), and incorporated here by reference.

3.3	Amended and Restated By-Laws. (Filed with the SEC as Exhibit 3.2 to our Amendment No. 2 to Registration Statement on Form 10, filed with the SEC on October 17, 2013, SEC File No. 000-55021, and incorporated here by reference.)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1#	PPARd License Agreement, dated June 20, 2006, by and between Metabolex, Inc. and Janssen Pharmaceutica NV

10.2	Controlled Equity OfferingSM Sales Agreement, or sales agreement, dated July 2, 2020, between the registrant and Cantor Fitzgerald & Co. (Filed with the SEC as Exhibit 1.2 to our Registration Statement on Form S-3, filed with the SEC on July 2, 2020, SEC File No. 333-239670, and incorporated here by reference).

31.1	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2	Certification of Vice President, Finance (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

#	Certain portions of this exhibit have been omitted because the omitted portions are both not material and is the type of information that CymaBay treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2022

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:	November 14, 2022