Form 10-K
period 2022-12-31
CymaBay Therapeutics, Inc.
filed 2023-03-23
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2022, was
$218,053,044
. This excludes 330,617 shares of the registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June 30, 2022. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding as of
March 15, 2023
, was 97,293,397
.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III, Items
10-14
of this Annual Report on Form
10-K.

CYMABAY THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2022

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

RISK FACTOR SUMMARY

We are subject to a number of risks that if realized could materially harm our business, prospects, operating results, and financial condition. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A of this Form 10-K “Risk Factors.” Please carefully consider all the information in this Form 10-K, including the full set of risks set forth in the “Risk Factors” section, and in our other filings with the SEC before making an investment decision regarding CymaBay.

Risks Related to Our Financial Condition and Capital Requirements

•

We have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials and other product development. In the event we do not successfully raise sufficient funds to finance our product development activities, we will curtail our product development and other activities commensurate with the magnitude of the shortfall or our product development activities may cease altogether.

•	Failure to remain in compliance with our obligations under the development financing agreement with Abingworth could lead to acceleration of potentially significant payments to Abingworth.

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

Risks Related to COVID-19

•

Our business may be adversely affected by the effects of the COVID-19 situation, including those impacting our ability to enroll and conduct critical clinical trials, as well as impacts to our other development efforts, administrative personnel and third-party service providers.

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

•	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our products, we may be unable to generate any revenue.

•	The commercial success of our products is subject to significant competition from products that may be superior to, or more cost effective than, our products.

Risks Related to Our Intellectual Property

•	We may not be able to protect the confidentiality of our trade secrets, and our patents or other means of defending our intellectual property may be insufficient to protect our proprietary rights.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on developing innovative therapies for patients with liver and other chronic diseases with high unmet medical need.

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

We reported net losses of approximately $106.0 million and $90.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had cash, cash equivalents and marketable securities totaling $135.5 million. We believe those funds, along with the upfront payment of $34.2 million received from Kaken Pharmaceutical Co., Ltd. pursuant to the Collaboration and License Agreement and $92.4 million obtained in connection with a public equity offering, as discussed in Note 13—Subsequent Events, are sufficient to fund our current operating plan through the third quarter of 2024.

Strategy

Our goal is to become a leading biopharmaceutical company focused on developing innovative therapies for patients with liver and other chronic diseases with high unmet medical need. Key elements of our strategy are to:

•	Advance clinical development of seladelpar for patients with PBC,

•	Obtain regulatory approval and commercialize seladelpar for patients with PBC,

•	Strengthen our patent portfolio and other means of protecting exclusivity, and

•	Acquire or develop other products or product candidates.

Phase 3 Trials

We completed enrollment of 193 patients in a global, Phase 3 registration study (RESPONSE) to evaluate seladelpar in patients with PBC in July 2022 and anticipate releasing top line data for RESPONSE in the third quarter of 2023. We are also continuing the enrollment of a global long-term extension study (ASSURE) to evaluate seladelpar in patients with PBC that is intended to collect additional long-term safety and efficacy data to support registration. We have enrolled over 200 patients in ASSURE and expect to ultimately enroll over 300 patients.

CymaBay Pipeline Overview

Our pipeline includes two clinical stage product candidates: seladelpar (a PPARd agonist) and MBX-2982 (a GPR119 agonist).

Product Candidates	Disease/condition	Status	Description
Seladelpar (PPARd agonist)	Primary Biliary Cholangitis (PBC)	Phase 3

Ongoing 52-week Phase 3 study to evaluate seladelpar in PBC patients with inadequate response or intolerance to ursodeoxycholic acid (UDCA) (RESPONSE)

Ongoing open-label, long-term extension study evaluating seladelpar in PBC patients (ASSURE)

MBX-2982 (GPR119 agonist)	Hypoglycemia in Type 1 Diabetics	Phase 2a	Ongoing proof-of-pharmacology Phase 2a study*

*	Being conducted and funded by third parties (see MBX-2982 section below)

Seladelpar (MBX-8025)

Summary

Seladelpar is a selective agonist for the peroxisome proliferator-activated receptor delta (PPARd). The PPARd receptor is a nuclear receptor that regulates genes involved in bile acid/sterol, lipid, and glucose metabolism, and regulation of certain inflammatory cells. Seladelpar has the potential to treat certain diseases of the liver and a variety of disorders of lipid metabolism.

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

In February 2019, the United States Food and Drug Administration (FDA) granted seladelpar Breakthrough Therapy Designation for the treatment of early stage PBC, and in October 2016, seladelpar received the European Medicines Agency (EMA) PRIority Medicines (PRIME) designation for the treatment of PBC. In November 2016, the FDA granted orphan drug designation to seladelpar for the treatment of PBC. In September 2017, EMA’s Committee for Orphan Medicinal Products (COMP) granted orphan drug designation to seladelpar for the treatment of PBC.

To date, we have completed six-month and twelve-month toxicity studies of seladelpar in rats and monkeys, respectively, as well as two-year carcinogenicity studies in mice and rats. In addition, we have completed multiple Phase 1 clinical studies, three Phase 2 and one Phase 3 clinical study (ENHANCE) of seladelpar in PBC. In addition, we are in the process of conducting a second Phase 3 study (RESPONSE) with seladelpar in PBC and a Phase 3 long-term extension study (ASSURE) of seladelpar in PBC patients. We believe that the data from the Phase 2 studies and the ENHANCE Phase 3 study established seladelpar’s anti-cholestatic and anti-inflammatory effects and identified a dose (10 mg/day) that has the potential to offer patients improved efficacy and better tolerability over the only approved second-line treatment available today. Those studies showed reductions in markers of cholestasis including ALP and GGT, and showed improved inflammatory and metabolic markers with patients experiencing decreases in levels of transaminases, hs-CRP, and LDL-C. Many PBC patients suffer from pruritus, or itching, which can significantly impact their quality of life. Based on data from our completed Phase 2 and Phase 3 studies, and unlike the only approved second-line treatment currently available, we believe that seladelpar may reduce the incidence and severity of pruritus in PBC patients.

Target Indications for Seladelpar

We are actively pursuing PBC as our initial launch indication for seladelpar. We may look to develop seladelpar in other indications in the future. Following is a review of our development progress for seladelpar in PBC.

Primary Biliary Cholangitis (PBC)

Summary

PBC is a rare, chronic, progressive, autoimmune liver disease that predominantly affects middle-aged women. A T-cell mediated immune response is thought to damage, and ultimately destroy, the interlobular and septal bile ducts. The loss of bile duct function leads to decreased bile secretion and retention of toxic substances, including bile acids, within the liver parenchyma. This retention may ultimately cause liver cirrhosis and liver failure in PBC patients.

PBC primarily affects an estimated one in 1,000 women over the age of 40. Due to its low prevalence, PBC has been recognized as an orphan disease in the U.S. and E.U., meeting their respective FDA and EMA orphan designation criteria. Diagnosis of PBC is confirmed by elevated serum ALP presence and/or the magnitude of antimitochondrial antibody (AMA presence) and liver biopsies, although biopsies are not required for diagnosis in most patients.

The most common clinical symptoms of PBC include fatigue and pruritus (or itching (up to 70% occurrence)), which adversely affects many patients’ quality of life. PBC patients are also frequently affected by conditions including jaundice, hyperlipidemia (notably hypercholesterolemia), hypothyroidism, osteopenia and osteoporosis, and coexisting autoimmune diseases. Late complications of PBC include portal hypertension, malabsorption, deficiencies of fat-soluble vitamins, and steatorrhea (excess fat in feces). Left untreated, or without sufficient treatment, PBC disease progression can lead to the need for liver transplantation and liver-related mortality. Despite being a rare disease, PBC is one of the top six indications for liver transplantation in the U.S. and E.U. Recurrence of PBC following liver transplantation is reported in 11-46% of transplantations, with an estimated prevalence of 30% at 10 years following transplantation, further demonstrating a need for effective therapies.

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

Studies of Seladelpar in PBC

RESPONSE (Phase 3)

In July 2022, we completed enrollment of our global, Phase 3 registration study (RESPONSE) to evaluate seladelpar in patients with PBC. The Phase 3 study is a 52-week, double blind, placebo-controlled, randomized, global, registration study evaluating the safety and efficacy of seladelpar in patients with PBC. The study has enrolled 193 patients who have an inadequate response to, or intolerance to, UDCA, in a 2:1 randomization to oral, once daily seladelpar 10 mg or placebo. The primary outcome measure will be the composite biochemical responder rate at 52 weeks. A responder is defined as a patient who achieves an ALP level less than 1.67 times the upper limit of normal with at least a 15% decrease from baseline and has a normal level of total bilirubin. Additional key outcomes of efficacy will compare the rate of normalization of ALP at 52 weeks and the change from baseline in level of pruritus at six months for patients with moderate to severe pruritus at baseline assessed by a numerical rating scale (NRS) recorded with an electronic diary. We expect to release top line data for RESPONSE in the third quarter of 2023.

ASSURE (Phase 3)

In 2021, we commenced a long-term open-label safety study (ASSURE) of seladelpar for patients with PBC. The study is open to patients from our prior Phase 2 open label study and our Phase 3 ENHANCE study, as well as patients completing treatment in RESPONSE and certain Phase 1 studies. The ASSURE trial is ongoing and has enrolled over 200 patients, with additional patients expected to enroll. We expect to ultimately enroll over 300 patients in ASSURE. ASSURE will provide us with additional efficacy and safety data to supplement our RESPONSE and ENHANCE trials as we continue to build a rich efficacy and safety database to support our NDA submission for seladelpar in PBC, including seladelpar treatment of over 400 unique PBC patients.

ENHANCE (Phase 3)

In October 2018 we commenced a global, Phase 3 registration study (ENHANCE) to evaluate seladelpar in patients with PBC. ENHANCE was a double-blind, randomized, placebo-controlled 52-week study evaluating the safety and efficacy of 5 mg and 10 mg of seladelpar versus placebo in patients with PBC who had an inadequate response to, or were intolerant to, first-line treatment with UDCA.

Approximately 265 patients were randomized to receive placebo, 5 mg of seladelpar, or 10 mg of seladelpar. Patients on 5 mg could potentially increase their dose, in a double-blinded manner, to 10 mg after 6 months if they had not yet met the composite biochemical response criteria. The primary endpoint was a composite response, defined as a patient achieving an ALP level below 1.67 times the upper limit of normal, with at least a 15% reduction from baseline, and a normal total bilirubin at 52 weeks. Key secondary endpoints were the ALP normalization rate and changes from baseline in pruritus, as measured by NRS in patients with moderate-to-severe pruritus at baseline.

In December 2019 we terminated ENHANCE early, based on initial histological observations obtained in our Phase 2b study of seladelpar in nonalcoholic steatohepatitis (NASH). In May 2020, we announced completion of an independent expert panel review into the NASH findings that concluded the data, in aggregate, did not support liver injury related to seladelpar. In June 2020, we discussed the data, the panel’s conclusions, and other matters with the FDA. In July 2020, the FDA lifted the clinical hold on the program and we reinstated clinical development of seladelpar in PBC.

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

Safety Studies

Prior to the decision to terminate in December 2019, we were conducting a long-term safety study of seladelpar, which was open to patients who had participated in other company-sponsored PBC studies. Patients completing the Phase 2 open label study discussed immediately below, as well as those from ENHANCE, were able to transfer into the long-term safety study. As of the time of termination, 106 patients had received seladelpar for at least 12 months and 51 patients had received seladelpar for at least 24 months. The safety study was discontinued due to the histological observations in the Phase 2b NASH study.

With the reinstatement of the clinical development of seladelpar in 2020, we commenced a long-term safety study (ASSURE), which is open to patients who were eligible for the prior long-term extension study, including those from our Phase 2 open label study and our Phase 3 ENHANCE study, as well as patients completing treatment in RESPONSE and certain Phase 1 studies. The ASSURE trial is ongoing and has enrolled over 200 patients, with additional patients expected to enroll from other seladelpar PBC trials, including RESPONSE. We expect to ultimately enroll over 300 patients in ASSURE.

Phase 2 Open Label Study

In December 2016, we initiated a Phase 2 study of seladelpar in patients with PBC. The study was an open label, randomized, dose-ranging study evaluating 2 mg, 5 mg and 10mg doses of seladelpar and the primary efficacy endpoint was percent change in ALP from baseline. The study had an initial twelve-week period in which starting doses were maintained, but after which doses could be increased to as high as 10 mg for those patients in which a greater biochemical response was deemed appropriate, these being described as titration groups. Secondary outcomes included the evaluation of other markers of cholestasis, inflammation, and lipid parameters, as well as clinical symptoms such as pruritus and quality of life.

In November 2018 we announced data from the study that we believe showed that seladelpar treatment led to sustained anti-cholestatic and anti-inflammatory effects with no worsening of pruritus through 52 weeks. Specifically, at 52 weeks the mean decreases in ALP were -47% and -46% in the 5/10 titration and 10 mg groups, respectively. A key secondary outcome was the composite response measured at week 52 where a responder was defined as a patient with ALP <1.67 x ULN, ≥15% decrease in ALP, and total bilirubin ≤ULN. At 52 weeks 59% and 71% of patients met the composite endpoint in the 5/10 titration and 10 mg groups, respectively. The anti-cholestatic effect of seladelpar was further substantiated with ALP normalization at 52 weeks in 24% and 29% of patients in the 5/10 titration and 10 mg groups, respectively. Treatment with seladelpar also demonstrated a robust anti-inflammatory activity with median transaminase decreases of -31% and -33% in the 5/10 titration and 10 mg groups, respectively.

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

COVID-19

Through the date of filing of this Annual Report, the biggest impact of the COVID-19 outbreak on our operations, financial condition and liquidity has been the hybrid-remote operation of our operations personnel and what we believe to be slower enrollment timelines for our RESPONSE trial. As a result of the continuing COVID-19 situation, we may experience future disruptions that could impact these and additional aspects of our business, including our progress towards the completion of our clinical studies and other associated development activities. Possible disruptions are currently difficult to foresee. We continue to monitor areas of potential risk, which include but are not limited to the following:

•

Remote workforce operations. During the pandemic to date, our workforce has adapted to remotely working to maintain operations. Our operations are currently in a hybrid model with most employees working from our office for a portion of the week and working remotely for the rest of the week. Our reliance on personnel working from home could potentially negatively impact future productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, remote operations could increase our cyber-security and data privacy risks, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which may result in increased costs to us.

•

Clinical trial and drug manufacturing operations. In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the U.S. and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors have adapted to COVID-19 related restrictions and reduced access to work facilities through the use of remote working technologies and other measures as we continue to progress toward completion of our clinical trials. However, in the future, as we look to complete the clinical development of seladelpar and initiate other programs, our research and development personnel and vendors may not be able to sufficiently access their applicable work facilities as a result of facility closure orders and the possibility of other governmental action. Furthermore, patients in our clinical trials may also be impacted by any ongoing travel and facility access restrictions. Although we and our vendors continue to plan for and develop COVID-19-related risk mitigation strategies, it is uncertain whether these plans will be sufficient to fully offset the impact that travel and facility access restrictions (or other unanticipated impediments) may have on our ability to execute our development activities in a timely and cost-effective manner.

•

Drug regulator interactions. The FDA, comparable foreign regulatory agencies, and ethics boards may experience operational interruptions or delays, which could impact timelines for regulatory meetings, submissions, trial initiations, and regulatory approvals.

•

Financial reporting and compliance. To date, there has been no adverse impact on our ability to maintain our established financial reporting functions and internal controls over financial reporting. However, our ability to prepare our financial results timely and accurately is partially dependent upon the availability of third-party information systems and other cloud-based services. Any degradation in the quality or timeliness of critical third-party information or cloud-based services could adversely impact our financial reporting capabilities.

Overall, we cannot at this time predict the specific extent, duration, or full impact that the continuing COVID-19 situation will have on our financial condition and operations. The impact of the COVID-19 situation on our company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, this may negatively impact our business.

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

We also depend upon the skills, knowledge, experience and know-how of our management, research and development personnel, as well as that of our advisors, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely, and will in the future rely, on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Finance and Licensing Agreements

Our current significant finance and licensing arrangements are summarized below:

Kaken Pharmaceutical: In January 2023, we entered into a Collaboration and License Agreement (the License Agreement) with Kaken Pharmaceutical Co., Ltd. (Kaken). Pursuant to the License Agreement, we granted Kaken an exclusive license to commercialize seladelpar (the Licensed Product) for the prevention or treatment of PBC in Japan.

Pursuant to the terms of the License Agreement, Kaken will bear the cost of, and be responsible for, among other things, conducting the clinical studies and other developmental activities for the Licensed Product in PBC in Japan as well as preparing and filing applications for regulatory approval in Japan and commercializing the Licensed Product in Japan. Kaken is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize, the Licensed Product in Japan, including obtaining pricing approval for the Licensed Product in Japan. We are obligated to supply to Kaken, its requirements of Licensed Product for clinical and commercial use in Japan, which obligation may be terminated upon specified circumstances and technology transfer.

In consideration of the license and other rights granted by us, Kaken made an upfront cash payment to us of $34.2 million and is obligated to pay potential milestone payments to us totaling up to ¥17.0 billion (approximately $128.0 million at contract inception date) for the achievement of certain regulatory and sales milestones. In addition, during the Royalty Term (as defined below), while we supply Licensed Product to Kaken, Kaken will make payments to us for each unit of Licensed Product that we supply at a percentage of the Japanese National Health Insurance price of the Licensed Product that equates to 20+% royalties. If we are not supplying product to Kaken during the Royalty Term, a lower royalty payment will be payable to us by Kaken based on Kaken net sales of Licensed Product in Japan. After the Royalty Term, if we are supplying Licensed Product to Kaken, we will receive payments for each unit of Licensed Product based on a percentage of the Japanese National Health Insurance price of the Licensed Product that is lower than during the Royalty Term.

The Royalty Term means the period ending on the latest to occur of (a) the expiration of the last valid claim of the royalty patents covering such Licensed Product in Japan, (b) the expiration of regulatory exclusivity for such Licensed Product in Japan, and (c) 10 years after the first commercial sale of such Licensed Product in Japan.

The License Agreement is effective until the date upon which (a) the Royalty Term has expired in Japan for the final Licensed Product, or (b) the License Agreement is earlier terminated (the Initial Term). After the Initial Term (except in the case of early termination), the License Agreement will be automatically renewed for 2-year periods, unless either party has given the other party a written notice not to renew the License Agreement no later than 12 months prior to the expiration of the Initial Term or any subsequent renewal term, in which case the License Agreement shall expire (and thus terminate) at the end of the then-existing term or, if applicable, shall earlier terminate upon an early termination.

The License Agreement may be early terminated by either party for material breach, upon a party’s insolvency or bankruptcy or upon a challenge by one party of any patents of the other party, and Kaken may terminate in specified situations, including for a safety concern, clinical failure or termination of an underlying in-license to us from Janssen Pharmaceutica NV (see below), or at its convenience with specified prior notice. Upon an intentional or willful material breach of the License Agreement by us, Kaken also has an alternative remedy for material breach of the License Agreement that results in a reduction in the payments otherwise payable to us under the License Agreement. Upon early termination, (i) license rights granted under the License Agreement terminate, (ii) to the extent permitted by applicable law, Kaken is obligated to transfer to us copies of, and its entire right, title and interest in, all regulatory materials in Japan (subject to a royalty if such termination is by Kaken for our uncured material breach) and (iii) Kaken will automatically grant to us, with immediate effect, a non-exclusive, fully paid, royalty-free license under the Kaken program intellectual property solely for the exploitation of Licensed Products.

Pursuant to the License Agreement, we and Kaken agreed to establish a joint steering committee to provide strategic oversight of both our and Kaken’s activities under the License Agreement. The License Agreement also contains customary representations, warranties and covenants by both us and Kaken, as well as customary provisions relating to indemnification, confidentiality, intellectual property and other matters.

Johnson & Johnson: In June 2006, we entered into a license agreement with Janssen Pharmaceutica NV (Janssen NV), an affiliate of Johnson & Johnson, in which we received an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPARd compounds (the PPARd Products) with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, we have full control and responsibility over the research, development and registration of any PPARd Products and are required to use diligent efforts to conduct all such activities. Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of certain patents related to the PPARd Products. Under the terms of the agreement Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARd Products. Under the terms of the agreement, if we do not expend more than a de minimis amount of effort and resources on the research and/or development of at least one PPARd Product, such action would constitute a default under the agreement. In addition, if we fail to use diligent efforts to promote, market and sell any PPARd Product under the agreement, such action would constitute a default under the agreement. In the event of such default, or upon our termination of the agreement, we are obligated to grant Janssen NV a worldwide, exclusive, irrevocable license under the agreement in all information that is controlled, developed or acquired by us that relates to a PPARd compound or PPARd Product and in all patents that are filed during the term of the agreement with a priority date after the effective date of the agreement and relate to a PPARd compound or PPARd Product.

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

Abingworth: In July 2021, we entered into a Development Financing Agreement (the Financing Agreement) with ABW Cyclops SPV LP, an affiliate of Abingworth LLP (Abingworth), pursuant to which Abingworth provided us with $75 million of funding to support our development of seladelpar for the treatment of PBC. In return, we will pay to Abingworth (1) contingent upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided, consisting of $10 million payable within 90 days after Regulatory Approval and thereafter payments due on the first six anniversaries of the Regulatory Approval in the amounts of $15 million, $22.5 million, $22.5 million, $25.0 million, $27.5 million and $27.5 million, respectively and (2) variable success payments equal to 1.1x of the funding provided, consisting of sales milestone payments of (x) $17.5 million and $27.5 million, respectively upon first reaching certain cumulative U.S. product sales thresholds, and (y) $37.5 million upon first reaching a specified U.S. product sales run rate.

We had an option to receive an additional $25.0 million (the Optional Funding) within approximately two months of enrollment completion of our Phase 3 RESPONSE clinical trial. We did not exercise the Optional Funding and the option has expired.

Promptly following receipt of Regulatory Approval, we are required to execute and deliver a promissory note to Abingworth to convert the fixed and variable success payments into a note payable. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided (approximately $232.5 million), our payment obligations under the Financing Agreement will be fully satisfied. We have the option to satisfy our payment obligations to Abingworth upon Regulatory Approval, or a change of control of us, by paying an amount equal to the remaining payments payable to Abingworth subject to a mid-single-digit discount rate. Upon a change of control of us, an acceleration payment of 1.35x of the funding provided is payable, net of payments already made to Abingworth and creditable against future payments to Abingworth.

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

Intellectual Property

We own approximately 30 United States patents and 270 foreign patents, as well as a number of United States patent applications and foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. In addition, we license from third parties 11 United States patents and 1 United States patent application and approximately 200 foreign patents and 6 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. These patents and patent applications include claims covering various aspects of our product pipeline and research and development strategies, including certain PPARd agonists (including seladelpar), their compositions and uses both alone and in combination with other drugs as well as certain GPR119 agonist compositions.

The seladelpar portfolio consists of approximately 460 issued patents and 30 pending patent applications related to composition and method of use that expire between 2025 and 2038, before accounting for any potential patent term extension or orphan disease exclusivity. Patent and trade secret protection is critical to our business. Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property, to extend the life of patents covering our product candidates, to preserve trade secrets and proprietary know-how, and to operate without infringing the patents and proprietary rights of third parties.

Manufacturing

We do not currently own or operate manufacturing facilities for the production or testing of seladelpar or other product candidates that we develop, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third party contract manufacturers to obtain all our required raw materials, active pharmaceutical ingredients (APIs) and finished products for our clinical studies for seladelpar. We also expect to use third party contract manufacturers to obtain our commercial supplies of seladelpar. We have executed manufacturing agreements for our API and clinical supplies of seladelpar with established manufacturing firms that are responsible for sourcing and obtaining the raw materials necessary for, as well as manufacturing, the API, finished drug product and packaged product. The raw materials necessary to manufacture the API for seladelpar are available from more than one source.

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

We have been developing seladelpar for the treatment of patients with PBC and a description of the competition in this indication is below.

PBC Competition

Currently, the only FDA-approved treatments for PBC are ursodeoxycholic acid (UCDA), also known as ursodiol, an isomer of chenodeoxycholic acid and the synthetic bile acid analog obeticholic acid (Ocaliva®, Intercept Pharmaceuticals, Inc.). Ursodiol decreases serum levels of ALP, bilirubin, alanine aminotransferase, aspartate aminotransferase, cholesterol, and immunoglobulin M, all of which are elevated in patients with PBC and can serve as biochemical markers of the disease. In a study that combined data from three controlled trials with a total of 548 patients, ursodiol significantly reduced the likelihood of liver transplantation or death after four years. Ursodiol also delayed the progression of hepatic fibrosis in early-stage PBC, but was not effective in advanced disease. It has been reported that up to 50% of PBC patients fail to respond adequately to ursodiol therapy. Ursodiol is available as a generic, is approved for other indications, and is priced at a discount to typical branded therapies used in rare populations.

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

Elafibranor (Genfit S.A./Ipsen, S.A.) is a mixed PPARα/d agonist in development for patients with PBC. In April 2019, Genfit announced elafibranor had been granted Breakthrough Therapy Designation by the FDA for the treatment of PBC. In December 2018, Genfit announced positive Phase 2 results from a Phase 2 study evaluating the efficacy and safety of elafibranor (80 mg and 120 mg once-daily) in adult patients with PBC who had an inadequate response to UDCA. In September 2020, Genfit announced the commencement of a Phase 3 study of elafibranor in patients with PBC who had an inadequate response or intolerance to UDCA. In December 2021 Genfit announced that it had entered into an exclusive licensing agreement with Ipsen for the development and commercialization of elafibranor. Another potential therapy in clinical development for PBC is the dual PPARα/g agonist saroglitazar (Zydus Lifesciences Limited, formerly known as Cadila Healthcare Limited). In November 2020, Phase 2 results were presented at the Liver Meeting hosted by the American Association for the Study of Liver Disease. In December 2020, Zydus announced saroglitizar had been granted Fast Track Designation for PBC and in January 2021 it received Orphan Drug Designation for PBC by the FDA. In December 2021, Zydus announced it had initiated a Phase 2(b)/3 study of saroglitazar in patients with PBC. Calliditas Therapeutics AB’s selective NOX inhibitor setanaxib has also reported Phase 2 study data for PBC and in August 2021, Calliditas announced setanaxib had been granted Fast Track Designation for PBC by the FDA and that setanaxib has previously been granted orphan drug designation for PBC in the U.S. and Europe. In February 2022, Calliditas announced it had initiated a Phase 2b/3 study in PBC. In cholestatic pruritus, GSK2330672 (GSK plc) is an inhibitor of the Intestinal Bile Acid Transporter (IBAT), which is undergoing evaluation for decreasing symptoms of pruritus, including in PBC.

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

Since its enactment there have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or joint committee, to recommend proposals in spending reductions to Congress. The joint committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and, due to subsequent legislative amendments, will remain in effect until 2031 unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. Additionally, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our business.

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

Employees

As of December 31, 2022, and February 28, 2023, we had 60 and 63 full-time employees, respectively.

Information about our Executive Officers

As of February 28, 2023, our executive officers were as follows:

Name	Age	Position Held With CymaBay
Sujal Shah	49	President & Chief Executive Officer
Charles A. McWherter, Ph.D.	68	President of Research and Development and Chief Scientific Officer
Dennis Kim, M.D.	53	Chief Medical Officer
Lewis Stuart	63	Chief Commercial Officer
Klara Dickinson	56	Chief Regulatory and Quality Assurance Officer
Paul T. Quinlan	60	General Counsel and Chief Compliance Officer
Daniel Menold	53	Vice President, Finance

Biographical Information

Sujal Shah has served as our President and Chief Executive Officer since November 2017. Prior to that he served as our Interim President and Chief Executive Officer from March 2017 to November 2017. From December 2013 to March 2017, Mr. Shah served as Chief Financial Officer. Prior to that he served as a consultant and acting Chief Financial Officer for us from June 2012 to December 2013. From 2010 to 2012, Mr. Shah served as Director, Health Care Investment Banking for Citigroup Inc., where he was responsible for managing client relationships and executing strategic and financing related transactions for clients focused in life sciences. From 2004 to 2010 Mr. Shah was employed with Credit-Suisse, last serving in the capacity as Vice President, Health Care Investment Banking Group. Mr. Shah currently serves on the Board of Directors of Tvardi Therapeutics, Inc.. Mr. Shah received an M.B.A. from Carnegie Mellon University—Tepper School of Business and M.S. and B.S. degrees in Biomedical Engineering from Northwestern University.

Charles A. McWherter, Ph.D. has served as our President of Research and Development and Chief Scientific Officer since November 2022. Previously, he served as Chief Scientific Officer since 2013. From 2007 to 2013, he served as our Senior Vice President, Research and Preclinical Development. From 2003 to 2007, he served as Vice President and head of the cardiovascular therapeutics areas of Pfizer Inc., a biopharmaceutical company. From 2001 to 2003, Dr. McWherter served as Vice President of Drug Discovery at Sugen, Inc., a biopharmaceutical company acquired by Pfizer Inc. in 2003. Dr. McWherter obtained his Ph.D. from Cornell University.

Dennis Kim, M.D. has served as our Chief Medical Officer since May 2021 and his employment with us will terminate on May 17, 2023. From November 2020 to March 2021 he served as Chief Medical Officer of Afyx Therapeutics, a topical drug delivery company, where he led clinical, medical and regulatory development for Rivelin, a novel mucoadhesive patch to deliver treatment for diseases such as oral lichen planus. Prior to this, from March 2019 to November 2020 he served as Chief Medical Officer of Emerald Health Sciences, a biotechnology company, where he was responsible for the general supervision of the company’s clinical and medical affairs, and from September 2011 to February 2019 was Chief Medical Officer at Zafgen, Inc., a biotechnology company, where he was responsible for the general supervision of the company’s clinical and medical affairs. Prior to this Dr. Kim served in senior leadership roles at Orexigen, EnteroMedics and Amylin Pharmaceutical. He received his medical degree from The Chicago School of Medicine, completed his internal medicine residency at Rush University Medical College, and specialty fellowship training in endocrinology/metabolism at University of California, San Diego (UCSD) Medical Center. He also holds a M.B.A. with emphasis in biotechnology structure and strategy from UCSD Rady School of Business.

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

Daniel Menold has served as our Vice President, Finance since April 2017, and previously served as our Corporate Controller since January 2014. Prior to joining this, Mr. Menold served as Corporate Controller for technology firm Zoosk, Inc., from 2011 to 2013, where he was responsible for the accounting and financial reporting functions and as Controller and Director of Accounting at Affymetrix, Inc. from 2005 to 2010. Prior to 2005, he also held accounting and finance positions of increasing responsibility at public and private life sciences and high technology companies in the Silicon Valley. Earlier in his career, Mr. Menold was at Ernst & Young LLP where he was an audit manager and served on audits of life sciences and high technology companies. Mr. Menold received a M.S. in accounting and B.S. in finance from The University of Virginia McIntire School of Commerce.

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

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of December 31, 2022, we had cash, cash equivalents and marketable securities totaling $135.5 million. To date, we have raised capital primarily through equity financings, licensing transactions and a structured finance arrangement. For example, in January 2023, we entered into a Collaboration and License Agreement with Kaken Pharmaceutical Co., Ltd. (Kaken), granting Kaken an exclusive license to commercialize and market seladelpar for the prevention or treatment of primary biliary cholangitis (PBC) in Japan in consideration for an upfront payment to the Company of $34.2 million that was paid in January 2023, potential milestone payments to the Company totaling up to ¥17.0 billion (approximately $128.0 million at contract inception date) for the achievement of certain regulatory and sales milestones in Japan and additional payments to the Company for the supply of seladelpar to Kaken. In January 2023, we sold 11,821,428 shares of common stock at $7.00 per share and a pre-funded warrant to purchase 2,142,857 shares of common stock at $6.9999 per share in a public equity offering for total gross offering proceeds of $97.7 million. In July 2021, we entered into a Development Financing Agreement with an affiliate of Abingworth LLP pursuant to which Abingworth provided $75 million in funding to the Company. We may need to raise additional equity and/or debt capital or enter into strategic transactions to fund our continued operations, including clinical trials, other product development and pre-commercialization activities. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.

In the event we do not successfully raise sufficient funds to finance our product development activities, we will curtail our product development activities and other activities commensurate with the magnitude of the shortfall and our product development activities may cease altogether. To the extent that the costs of ongoing development exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, sell assets, enter into strategic transactions, or effect a combination of the above. No assurance can be given that we will be able to enter into any of such transactions on acceptable terms, if at all.

Our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies;

•	the need for additional or expanded clinical studies;

•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration, validation and commercial programs;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs of our pre-commercialization activities;

•	the costs of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights; and

•	the effect of competing products and market developments.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which would have a material adverse effect on our business, operating results, prospects, and on our ability to develop our product candidates.

Failure to remain in compliance with our obligations under the Development Financing Agreement (the Financing Agreement) with Abingworth could lead to the acceleration of potentially significant payments to Abingworth.

In July 2021, we entered into a Development Financing Agreement (the Financing Agreement) with Abingworth, pursuant to which Abingworth has provided $75 million in funding to us to support our development of seladelpar for the treatment of PBC. Pursuant to the Financing Agreement, we are required to use commercially reasonable efforts to develop seladelpar and complete our development program in accordance with the Financing Agreement and an agreed timeline. In return, we are obligated to pay to Abingworth (1) upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided and (2) variable success payments equal to 1.1x of the funding provided upon first reaching certain U.S. product sales milestones. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided, our payment obligations under the Financing Agreement will be fully satisfied.

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

The payments required under the Financing Agreement are significant. Failure to raise sufficient capital or generate sufficient revenue to make such payments if and as they become due, or failure to otherwise finance such payments would have a material adverse effect on our business. In addition, if we are unable to comply with our obligations under the Financing Agreement and/or one of the termination events described above occurs our payments obligations thereunder may be accelerated. The acceleration of payments under the Financing Agreement would have a material impact on our business and we may not be able to make such payments at such time.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions could adversely affect our current financial condition and projected business operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB), where we hold a small portion of our cash and cash equivalents, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC), as receiver. On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those funds in excess of FDIC insurance limits, under a systemic risk exception. As of March 13, 2023, we had access to our cash and cash equivalents at SVB; however, there is uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business operations if our ability to access funds at SVB or any other banks we use is compromised.

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates. The success of any product candidate will depend on many factors, including the following:

•	successful enrollment and completion of clinical trials, including, in the case of RESPONSE, sufficient subjects that receive liver biopsies;

•	the successful and timely collection and analysis of trial data;

•	receipt of marketing approvals from the FDA and regulatory authorities outside the United States for the product candidate;

•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following marketing approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

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

•	the number of patients in our RESPONSE clinical trial that receive biopsies may be insufficient to satisfy regulatory requirements;

•	clinical investigators or study subjects may fail to comply with clinical study protocols;

•	trial conduct and data analysis issues may occur, including, but not limited to, failure to collect and analyze data in a timely manner, data entry and/or labeling errors or data analysis errors;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

•

geo-political turmoil between Russia and Ukraine and/or continuing military actions in Ukraine may interfere with our wind down of clinical trials of seladelpar in Russia and analysis of relevant data;

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

Negative or inconclusive results of our future clinical trials of product candidates could cause the FDA or other regulatory authorities to require that we repeat or conduct additional clinical studies. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates may be adversely impacted. For example, we expect to release top line data for RESPONSE in the third quarter of 2023, and if positive, to submit an NDA seeking approval from the FDA for seladelpar for the second line treatment of PBC. The combined data from our trials may be inconclusive or may not be sufficient to gain approval from the FDA.

Geo-political turmoil between Russia and Ukraine and continuing military actions in Ukraine have caused us to suspend clinical trial activity in Ukraine and wind down clinical trial activity in Russia.

We have a small number of clinical sites in Russia in our RESPONSE clinical trial and in our ASSURE clinical trial. Because of continuing military action in Ukraine we suspended all clinical trial activity in Ukraine. Ongoing geo-political turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have also caused us to begin to wind down clinical trial activity in Russia. We expect clinical trial activity in Russia to terminate by the end of the third quarter of 2023. The ongoing military action and sanctions may still affect our RESPONSE and ASSURE clinical trials in Russia prior to completion of our wind down. Shipments of seladelpar to Russia may become difficult, delayed or impossible. Shipments of clinical samples from Russia may also become difficult, delayed or impossible. In addition, sites, site personnel and patients may not be able to continue in the trials and we may need to suspend or terminate the trials in Russia prior to the end of our expected wind down. While we have only a small number of clinical sites and enrolled patients in Russia, these disruptions and potential suspensions could complicate the analysis of data from subjects in Russia.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. We may experience delays in clinical trials at any stage of development and testing of our product candidates and any delay could result in increased costs to us. Any clinical trials we undertake may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all. The impact of the ongoing COVID-19 situation is also uncertain, and may create additional delays in completing our clinical trials.

Events that may result in delays or unsuccessful completion of clinical trials include the following:

•	reluctance of patients to enroll in our clinical trials due to COVID-19;

•	personnel shortages at clinical sites due to the COVID-19 situation that impacts our timeline or operations at clinical trial sites participating in our clinical trials;

•	competition for eligible patients from competing clinical trials;

•	delays in obtaining regulatory approval to commence a trial;

•	delays in reaching agreement with the FDA or other regulatory authorities on final trial design;

•	imposition of a clinical hold following a reported safety event;

•	an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;

•	delays in obtaining required institutional review board (IRB) approval at each site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in having subjects complete participation in a trial or return for post-treatment follow-up;

•	delays caused by subjects dropping out of a trial due to side effects or otherwise;

•	changes to treatment guidelines or the introduction of a new standard of care;

•	delays caused by clinical sites dropping out of a trial;

•	time required to add new clinical sites;

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials; and

•	delays in importing clinical trial materials into foreign countries where our clinical trials are being conducted.

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

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;

•	regulatory authorities may not find the data from nonclinical studies and clinical studies sufficient or may differ in the interpretation of the data;

•	regulatory authorities may require additional nonclinical or clinical studies;

•	regulatory authorities might not approve our third-party manufacturers’ processes or facilities for clinical or commercial product;

•	regulatory authorities may change their approval policies or adopt new regulations;

•	regulatory authorities may disagree with the design or implementation of our clinical studies;

•	regulatory authorities may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different from the jurisdiction of that regulatory authority;

•	the results of clinical studies may not meet the level of statistical significance required by regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; and

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

Health care professionals and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our products. Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, the federal False Claims Act, Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the federal false statements statute, the federal transparency requirements under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or PPACA, commonly referred to as the Physician Payments Sunshine Act, and analogous state laws and regulations, such as state anti-kickback and false claims laws.

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

We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Further, it is possible that additional governmental action is taken in response to the COVID-19 situation.

Risks Related to COVID-19

Our business may be adversely affected by the ongoing COVID-19 situation.

While the COVID-19 pandemic did not materially adversely affect our business operations in the year ended December 31, 2022, economic and health conditions in the United States and across most of the globe have continued to change. As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the completion of our clinical studies and other drug development activities. Possible future disruptions are currently difficult to foresee and include, but are not limited to, potential risk areas as noted below:

•

We are currently managing clinical trials and expect to begin clinical trials in geographies that are affected by COVID-19. While we have not experienced material impacts to our clinical activities through December 31, 2022, we are observing impacts due to COVID-19, including reluctance of subjects to enroll in clinical studies, restrictions impacting study personnel and trial participants, personnel shortages at clinical sites and operations and facility restrictions impacting trial operations. We believe that COVID-19 will have a continuing impact on various aspects of our clinical activities in the future. For example, pandemic-related reluctance or restrictions, including curtailment of activities, could reduce or slow the rate of patient enrollment in our clinical trials, and impair the ability to efficiently treat patients at investigator sites. Additionally, our employees, representatives from our clinical research organization partners, and study investigators may be required to delay, or alter, their approach to complete work on our trials.

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

The COVID-19 situation continues to evolve. The emergence of additional COVID-19 variants may also continue to affect the impact of the situation. The extent to which COVID-19 may impact our business, including our preclinical, clinical and associated drug development activities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19 and variants to COVID-19 that continue to arise and their relative transmissibility and virulence, as well as business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

If we are unable to successfully manage pre-commercialization activities, including but not limited to building our own sales force (or negotiate one or more strategic partnership(s) for the commercialization of our products) or establish marketing and distribution channels, we may be forced to delay the potential commercialization of the product, or reduce the scope of our sales or marketing activities. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring the product to market or generate product revenue.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. We have been involved in the past in legal proceedings alleging the misappropriation of trade secrets.

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

Our business could be negatively affected as a result of stockholder activism, which could cause us to incur significant expense, hinder execution of our business strategy, and impact the trading value of our securities. For example, in April 2020, a stockholder filed a preliminary proxy statement containing proposed opposition to our preliminarily filed proxy statement, including a proposal to elect three new directors to our Board of Directors and a proposal not to increase to the number of shares of common stock authorized for issuance. While this proxy contest was subsequently suspended, stockholder activism could recur and requires significant time and attention by management and the Board of Directors, potentially interfering with our ability to execute our strategic plan. Stockholder activism could give rise to perceived uncertainties as to our future direction, adversely affect our relationships with key executives and business partners, and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to activist stockholder matters. Any of these impacts could materially and adversely affect our business and operating results. Further, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by stockholder activism.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are dependent on principal members of our executive team. While we have entered into employment offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining other qualified employees for our business, including clinical, scientific, technical and sales and marketing personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. We also experience competition from universities, competitors and research institutions for the hiring of scientific and clinical personnel. As a result, competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, failure of any of our clinical studies may make it more challenging to recruit and retain qualified personnel. If we are unable to successfully recruit key employees or replace key executives or key employees, it may adversely affect the progress of our research, development and commercialization objectives.

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

As we continue to build our clinical and drug development programs, we are expanding our employee base to increase our managerial, clinical, scientific, sales and marketing and other operational teams. Such growth imposes additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a greater amount of attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among current employees. Our expected growth could require greater capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to create value and/or generate revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to develop and commercialize seladelpar and other potential product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, particularly in view of our current remote work schedule. In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

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

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In the event that we are subject to HIPAA or other United States privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the EU has adopted the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect in May 2018 and includes strict requirements for processing the personal information of EU subjects, including clinical trial data. The GDPR has increased compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, has imposed heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for robust regulatory enforcement and fines for a noncompliant company. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

The historical trading price of our common stock has been volatile. Our stock price may continue to be subject to wide fluctuations in response to a variety of factors, including:

•	delays in completing the RESPONSE clinical trial and our other clinical trials;

•	adverse, delayed or inconclusive results in our clinical trials, particularly our RESPONSE clinical trial;

•	adverse or inconclusive results or delays in preclinical testing;

•	inability to obtain additional funding;

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

Significant additional capital may be needed in the future to continue our product development efforts in current and future clinical trials and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of December 31, 2022 was 2,680,621 shares.

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

Item 3. Legal Proceedings

Genfit Litigation

On January 15, 2021, Genfit S.A. (Genfit) filed a complaint against us in the U.S. District Court for the Northern District of California, alleging misappropriation of trade secrets and related causes of action based on our receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis. An Amended Complaint was filed on April 16, 2021 with substantially the same allegations. Genfit was seeking damages in an unspecified amount as well as injunctive relief. We have stated in pleadings that we did not request or take any steps to obtain Genfit’s protocol synopsis, have taken diligent steps to remove and quarantine it, and are not using any Genfit trade secrets in our clinical trials. On March 12, 2021, the court granted a Temporary Restraining Order (later converted to a Preliminary Injunction), prohibiting us from accessing or disseminating the protocol synopsis, using any Genfit trade secrets contained therein or destroying any evidence related thereto. We filed a Motion to Dismiss the Amended Complaint that was granted on September 9, 2021, with leave to amend. Genfit filed a Second Amended Complaint on October 15, 2021 with substantially the same allegations and claims for relief as in the original complaint. We filed a Motion to Dismiss the Second Amended Complaint that was granted on January 21, 2022, without further leave to amend. What remained in the complaint was an alleged misappropriation of the protocol synopsis as a whole. We filed our Answer to what remained of the Second Amended Complaint on February 4, 2022. On February 21, 2023, the parties entered into a Settlement Agreement and the action was dismissed with prejudice. We did not admit to any liability and the litigation has been resolved completely.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is listed on the Nasdaq Global Select Market under the symbol “CBAY”. As of February 28, 2023, there were approximately 213 holders of record of our common stock, although there are a substantially greater number of “beneficial holders,” whose shares are held of record by banks, brokers and other financial institutions in “street name.”

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Cautionary Language Regarding Forward Looking Statements” at the beginning of this Annual Report for cautionary information regarding forward-looking statements. These statements appear throughout this Annual Report on Form 10-K and are statements regarding our current expectation, belief, or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding our expectations with respect to the following: our business and scientific strategies; the progress of our product development programs, and the timing of results; regulatory submissions and approvals; the impact of COVID-19 on our company and operations; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements for many reasons. Factors that might cause such a difference include those discussed under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

Overview

CymaBay Therapeutics, Inc. is a clinical-stage biopharmaceutical company focused on developing innovative therapies for patients with liver and other chronic diseases with high unmet medical need.

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

Seladelpar—Primary Biliary Cholangitis (PBC)

In July 2022, we completed enrollment of 193 patients in RESPONSE, a 52-week, double blind, placebo-controlled, randomized, global, Phase 3 registration study evaluating the safety and efficacy of seladelpar in PBC. The study enrolled patients who have an inadequate response to, or intolerance to, ursodeoxycholic acid (UDCA), in a 2:1 randomization to oral, once daily seladelpar 10 mg or placebo. The primary outcome measure will be the composite biochemical responder rate at 52 weeks. A responder is defined as a patient who achieves an alkaline phosphatase (ALP) level less than 1.67 times the upper limit of normal with at least a 15% decrease from baseline and has a normal level of total bilirubin. Additional key outcomes of efficacy will compare the rate of normalization of ALP at 52 weeks and the change from baseline in level of pruritus at six months for patients with moderate to severe pruritus at baseline assessed by a numerical rating scale (NRS) recorded with an electronic diary. We expect to release top line data for RESPONSE in the third quarter of 2023.

In addition to RESPONSE, we are also actively recruiting and enrolling eligible patients for our ASSURE trial, an open-label, long-term study intended to collect additional long-term safety and efficacy data to support registration. ASSURE is open to patients who were eligible for our previous long-term extension study that was terminated early in late 2019, including those patients from our previously completed Phase 2 open label study and our Phase 3 ENHANCE study, as well as patients who complete treatment in RESPONSE and certain Phase 1 studies. The ASSURE trial currently has over 200 subjects enrolled and is expected to ultimately enroll in excess of 300 patients.

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

COVID-19

As a result of the COVID-19 situation, we may experience future disruptions that could impact aspects of our business, including our progress towards the initiation and completion of certain clinical trials, and other associated drug development activities. COVID-19 has disrupted, and may continue to disrupt, aspects of our business, in particular in regard to the initiation and operation of clinical trial sites in portions of the United States, in the U.K and in Europe. Possible future disruptions are currently difficult to foresee. We continue to monitor areas of potential risk which include, but are not limited to, the following:

•

Clinical trial and drug manufacturing operations—In collaboration with our clinical research organization partners, we sponsor clinical trials that take place at investigator sites in the U.S. and internationally. We also partner with contract manufacturing organizations to develop, manufacture, and distribute our product candidate drug supplies. To date, these collective research and development personnel and vendors have adapted to COVID-19 restrictions and reduced access to work facilities through the use of remote working technologies and other measures as they continue to progress toward completion of our clinical trials. Although we and our vendors continue to plan for and develop COVID-related risk mitigation strategies, it is uncertain whether these plans will continue to be sufficient to fully offset the potential impact COVID-19 may have on our ability to execute our development activities in a timely and cost-effective manner.

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

•

Remote workforce operations—To date, our workforce has adapted to remotely working to maintain operations. Our operations are currently in a hybrid model with most employees working from our office for a portion of the week and working remotely for the rest of the week. Our continued use of partially remote operations, however, could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations, or delay necessary interactions with regulators, contract manufacturers, contract research organizations, clinical trial sites, and other important agencies and contractors, which may result in increased costs to us.

Overall, we cannot at this time predict the specific extent, duration, or full impact that the continuing COVID-19 situation will have on our future consolidated financial condition and operations. The impact of COVID-19 on our consolidated financial performance will depend on future developments, including emergence of additional COVID-19 variants, the duration and spread of the virus and related governmental advisories and restrictions, which could result in unexpected costs to us. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.

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

While we describe our significant accounting policies in more detail in Note 2—Summary of Significant Accounting Policies of our consolidated financial statements included in this Annual Report, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation and understanding of our consolidated financial statements.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate certain research and development expenses. This process involves reviewing contracts, reviewing the terms of our license agreements, communicating with our vendors and applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service either when we have prepaid or when we have not yet been invoiced or otherwise notified of actual cost. Although certain of our vendors require us to prepay in advance of services rendered, the majority of our service providers invoice us monthly in arrears for services performed. We make estimates of prepayments to consume or expenses to be accrued as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. Such payments are evaluated for current or noncurrent classification based on when they will be realized. Additionally, if expectations change such that we do not expect goods to be delivered or services to be rendered, such prepayments are charged to expense to the extent they are refundable. Examples of research and development expenses include fees to:

•	contract research organizations and other service providers in connection with clinical studies;

•	contract manufacturers in connection with the production of clinical trial materials; and

•	vendors in connection with preclinical development activities.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful screening and enrollment of patients and the completion of clinical trial milestones. In expensing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2022 and 2021.

Development Financing Agreement

We account for our Development Financing Agreement with Abingworth (the Financing Agreement) as a debt instrument. Accordingly, we have recorded payments received under the Financing Agreement as part of a development financing liability in our consolidated balance sheet. The liability is recorded at amortized cost and accreted to the contractual success fee amounts based on the estimated timing of regulatory approval and attainment of certain sales milestones using an imputed interest rate. Certain transaction fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and are being amortized to interest expense using the effective interest rate method.

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

We identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, we determined the fair value of these features, both individually and in aggregate, were immaterial at inception and as of December 31, 2022 and 2021. The fair value of these features will be assessed at each subsequent reporting date and will be marked to market, if material. To determine the amount to record for the embedded derivative liability, we must assess the probability of occurrence of various potential future events that could affect the timing and/or amount of future cash flows related to the Financing Agreement.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date, based on the estimated fair-value of the awards, and we recognize the portion that we ultimately expect to vest as an expense over the related vesting periods, net of actual forfeitures as they occur. We estimate the grant-date fair value based of stock options using the Black-Scholes option pricing model and recognize compensation expense over the service period and forfeitures are accounted for as they occur.

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

Results of Operations

General

To date, we have not generated any income from operations. As of December 31, 2022, we have an accumulated deficit of $872.9 million, primarily as a result of expenditures for research and development, general and administrative expenses and net interest expenses from inception to that date. Currently, our lead product candidate is at a later stage of development and will require additional work and regulatory approval before it can be fully licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate sufficient product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through equity offerings, debt financings or a combination of the foregoing.

Operating Results

Our results of operations for the years ended December 31, 2022 and 2021 are presented below (in thousands):

	Year Ended
	December 31,		Change
	2022	2021	2022 vs 2021
($ in thousands)
Operating expenses:
Research and development	$67,995	$64,542	$3,453
General and administrative	25,116	23,040	2,076

Total operating expenses	93,111	87,582	5,529

Loss from operations	(93,111)	(87,582)	(5,529)
Interest expense, net:
Interest income	2,017	167	1,850
Interest expense	(14,907)	(2,583)	(12,324)

Total interest expense, net	(12,890)	(2,416)	(10,474)

Net loss	$(106,001)	$(89,998)	$(16,003)

Research & Development Expenses

Conducting research and development is central to our business model. Research and development expenses increased $3.5 million to $68.0 million from $64.5 million for the years ended December 31, 2022 and 2021, respectively. We expect that our research and development expenses will increase in the future primarily due to costs associated with our ongoing late-stage development of seladelpar in PBC.

Research and development expenses are detailed further in the table below (in thousands):

	Year Ended
	December 31,		Change
	2022	2021	2022 vs. 2021
Project costs:
Seladelpar PBC clinical studies	$34,143	$35,007	$(864)
Seladelpar drug manufacturing & development	6,585	5,531	1,054
Seladelpar and non-seladelpar other studies	907	3,196	(2,289)

Total project costs	41,635	43,734	(2,099)
Internal research and development costs	26,360	20,808	5,552

Total research and development	$67,995	$64,542	$3,453

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring materials and manufacturing drug products for use in clinical trial and other research activities; and

•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Total project costs decreased by $2.1 million to $41.6 million from $43.7 million for the years ended December 31, 2022 and 2021, respectively. Project costs for the year ended December 31, 2022 primarily consisted of clinical trial expenses related to the development of seladelpar for the treatment of patients with PBC. These cost decreases were driven primarily by the completion of enrollment of our RESPONSE trial and lower spending in other Phase 1 NDA-enabling clinical studies for PBC during the year ended December 31, 2022. Additionally, non-seladelpar other studies were lower due to the termination of clinical development in this area. Internal research and development costs increased by $5.6 million to $26.4 million from $20.8 million for the years ended December 31, 2022 and 2021, respectively, primarily due to an increase in headcount in research and development personnel to support our clinical studies. As we continue to progress late-stage development of seladelpar in PBC, we expect research and development expenses to increase in the future.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development. General and administrative expenses increased by $2.1 million to $25.1 million from $23.0 million for the years ended December 31, 2022 and 2021, respectively. The increase was driven primarily by an increase in headcount in general and administrative personnel as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities. We expect these types of general and administrative expenses to continue to increase in the future as we further expand support for our ongoing drug development activities and as we begin to conduct initiatives to plan and prepare for potential commercialization of seladelpar in PBC.

Interest Expense, Net

Interest expense, net includes interest expense related to the accretion of the development financing liability recorded in connection with the July 2021 Abingworth Development Financing Agreement (the Financing Agreement) using the effective interest method, net of interest income earned on our marketable securities portfolio. Interest expense, net, increased $10.5 million to $12.9 million from $2.4 million for the years ended December 31, 2022 and 2021, respectively primarily due to an increase in interest expense of $12.3 million that was driven by additional proceeds received under the Financing Agreement in January 2022 and because interest was accrued for the full year in 2022 as compared to six months in 2021. This increase in interest expense was partially offset by $1.9 million of additional interest income earned on our investment portfolio, which benefited in 2022 from higher prevailing interest rates that enhanced the portfolio’s overall yield compared to 2021.

Income Taxes

As of December 31, 2022, we had federal net operating loss carryforwards of $346.0 million and state net operating loss carryforwards of $214.9 million to offset future taxable income, if any. In addition, we had federal research and development tax credit carryforwards of $4.1 million, federal orphan drug tax credit carryforwards of $28.1 million, and state research and development tax credit carryforwards of $9.2 million. If not utilized, the federal net operating losses for the years beginning before January 1, 2018 of $79.1 million will expire beginning in 2024 through 2037, and the federal net operating losses for the tax years beginning after January 1, 2018 of $266.9 million will be carried forward indefinitely (subject to certain utilization limitations). The state net operating loss carryforwards will expire beginning in 2028 through 2040. The federal research and development and federal orphan drug tax credit carryforwards expire 2033 through 2042, and the state tax credit will carry forward indefinitely. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. During 2022, we completed a study and determined historical ownership changes occurred through December 31, 2022 and accordingly, we have reduced our carryforwards to incorporate the effects of these federal and state restrictions. Carryforwards that remain available may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized.

At December 31, 2022, we recorded a full valuation allowance against our deferred tax assets of approximately $144.7 million, as our management believes it is more likely than not that they will not be fully realized. Interest and penalties for the years ended December 31, 2022 and 2021 were not material.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. As of December 31, 2022, cash, cash equivalents and marketable securities totaled $135.5 million, compared to $194.6 million at December 31, 2021.

Development Financing Agreement

On July 30, 2021, we entered into a Development Financing Agreement (the Financing Agreement) with Abingworth to obtain funding to support our development of seladelpar for the treatment of PBC. The Financing Agreement provided us up to $100.0 million in funding, of which $25.0 million was received in August 2021, $25.0 million was received in November 2021 and $25.0 million was subsequently received in January 2022. We had an option to receive an additional $25.0 million within approximately two months following enrollment completion of our Phase 3 RESPONSE clinical trial; however, we did not exercise the option to receive this additional funding.

Collaboration and License Agreement

On January 6, 2023, we entered into a Collaboration and License Agreement with Kaken Pharmaceutical Co., Ltd. Pursuant to the agreement, we granted Kaken an exclusive license to commercialize seladelpar for the treatment of PBC in Japan. In exchange for the license and other rights granted by us, Kaken paid us ¥4.5 billion ($34.2 million) in January 2023 and they are also obligated to make aggregate potential future milestone payments to us totaling up to ¥17.0 billion ($128.0 million at exchange rates in effect at contract inception date) upon Kaken’ achievement of certain regulatory and sales milestones. We are obligated to manufacture and supply seladelpar to Kaken for use in the territory in exchange for payments from Kaken as defined in the agreement. For further details, refer to Note 13—Subsequent Events of our consolidated financial statements included in this Annual Report.

Sale of Common Stock and Pre-funded Warrant

On January 23, 2023, we sold 11,821,428 shares of common stock at $7.00 per share and a pre-funded warrant to purchase 2,142,857 shares of common stock at $6.9999 per share in a public equity offering (the January 2023 public equity offering), for total gross offering proceeds of approximately $97.7 million. The net proceeds from this offering were $92.4 million after deducting underwriting and other offering expenses. We anticipate using the offering proceeds to fund ongoing development of seladelpar and for working capital and general corporate purposes. For further details, refer to Note 13—Subsequent Events of our consolidated financial statements included in this Annual Report.

At-the-Market (ATM) Facility

In July 2020, we filed a $200.0 million registration statement on Form S-3 with the SEC and entered into an at-the-market facility (ATM) to sell up to $75.0 million of common stock under the registration statement pursuant to the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co. (Cantor), dated July 2, 2020 (the Sales Agreement). To date, we have not sold any shares of common stock under the ATM.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Year Ended
	December 31,
	2022	2021
Net cash (used in) operating activities	$(84,080)	$(69,431)
Net cash (used in) provided by investing activities	(45,985)	48,589
Net cash provided by financing activities	24,550	118,455

Net (decrease) increase in cash and cash equivalents	$(105,515)	$97,613

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 increased by $14.6 million to $84.1 million compared to $69.4 million in the prior year. The increase in cash used was primarily due to a $16.0 million increase in our net loss to $106.0 million from $90.0 million in the prior year period as a result of the expansion of late-stage clinical trial activities related to the seladelpar development program. In addition, cash was used to fund changes in our working capital.

Cash Flows from Investing Activities

Net cash used in investing activities was $46.0 million for the year ended December 31, 2022 compared to $48.6 million provided by investing activities in the prior year, primarily due to the timing of our purchases of investments and maturities of marketable securities and portfolio risk management.

Cash Flows from Financing Activities

Net cash provided by financing activities was $24.6 million for the year ended December 31, 2022 compared to $118.5 million in the prior year. In 2022, we received $25 million in proceeds pursuant to our Financing Agreement with Abingworth. Financing proceeds in 2021 were comparatively higher and included $70.5 million in net proceeds received from our November 2021 public equity offering and $47.7 million in net proceeds received from our Financing Agreement with Abingworth.

Capital Requirements

We have incurred operating losses since inception and had an accumulated deficit of $872.9 million at December 31, 2022. As of December 31, 2022, we had cash, cash equivalents and marketable securities of approximately $135.5 million. We believe these existing funds, together with the $34.2 million upfront payment received from Kaken in January 2023 pursuant to the Collaboration and License Agreement and the $92.4 million of net proceeds received in connection with our January 2023 public equity offering, are sufficient to fund our current operating plan through the third quarter of 2024.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar and begin to prepare for its potential commercialization in PBC. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. We will therefore continue to require additional financing to develop our products and fund future operating losses and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, it could have a material adverse effect on our business, results of operations, and financial condition.

Contractual Obligations and Other Cash Requirements

Our long-term contractual obligations as of December 31, 2022 include monthly rental payments for our corporate office lease, which are payable through January 2024, the lease termination date. We are also obligated to reimburse the lessor for a prorated portion of monthly facility operating expenses during the lease term.

Our non-cancellable contractual obligations as of December 31, 2022, which relate to our operating lease, are presented in the table below (amounts in thousands):

Year ending December 31,
2023	$707
2024	30

Total undiscounted future minimum lease payments	$737

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

In the normal course of business, we also enter into various firm purchase commitments and other contractual obligations with other vendors, which are generally cancelable within ninety days or less.

We have significant potential payment obligations under the Financing Agreement that are contingently payable by us to Abingworth upon regulatory approval of seladelpar in PBC and achievement of certain sales for seladelpar. Specifically, we will pay to Abingworth fixed and variable success payments, including (1) contingent upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided, consisting of $10 million payable within 90 days after Regulatory Approval and thereafter payments due on the first six anniversaries of the Regulatory Approval in the amounts of $15 million, $22.5 million, $22.5 million, $25.0 million, $27.5 million and $27.5 million, respectively and (2) variable success payments equal to 1.1x of the funding provided, consisting of sales milestone payments of (x) $17.5 million and $27.5 million, respectively upon first reaching certain cumulative U.S. product sales thresholds, and (y) $37.5 million upon first reaching a specified U.S. product sales run rate. See Note 6—Development Financing Agreement of our consolidated financial statements in this Annual Report for a more complete description of our financial obligations under the Financing Agreement. We were in compliance with all terms and covenants related to the Financing Agreement as of December 31, 2022.

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

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

As a non-accelerated filer, we are not required to obtain an opinion of our independent auditors with respect to our internal controls over financial reporting for the period ended December 31, 2022.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our executive officers is incorporated herein by reference to the information set forth under the caption “Information about our Executive Officers” in Part I of this Annual Report. The information required by this item with respect to our directors is incorporated herein by reference to the information set forth under the caption “Proposal 1–Election of Directors” in our proxy statement for our 2023 annual meeting of stockholders, or the 2023 Proxy Statement. The information required by this item with respect to late Section 16 filings, if any, is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2023 Proxy Statement. The

information required by this item with respect to the committees of our board of directors is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance–Information Regarding Committees of the Board” in the 2023 Proxy Statement.

If the 2023 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

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

Item 11. Executive Compensation

Reference is made to the information to be included under the headings “Executive Compensation” and “Director Compensation” in our 2023 Proxy Statement, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to security ownership of certain beneficial owners and management will be set forth in our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

Information concerning our equity compensation plans will be set forth in our 2023 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans—Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2023 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2023 Proxy Statement under the caption “Principal Accountant Fees and Services” in the proposal under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

(b) List of Exhibits

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10/A	000-55021	3.1	10/17/2013

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation.	8-K	001-36500	3.1	6/26/2020

3.3	Amended and Restated By-Laws.	10/A	000-55021	3.2	10/17/2013

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Description of Common Stock.	10-K	001-36500	4.2	3/25/2021

4.3	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-36500	4.1	11/18/2021

4.4	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-36500	4.1	1/25/2023

10.1*	2003 Equity Incentive Plan.	10	000-55021	10.1	8/12/2013

10.2*	Form of 2003 Equity Incentive Plan Stock Option Agreement.	10	000-55021	10.2	8/12/2013

10.3*	Form of 2003 Equity Incentive Plan Early Exercise Stock Option Agreement.	10	000-55021	10.3	8/12/2013

10.4*	2013 Equity Incentive Plan.	8-K	001-36500	10.1	6/7/2018

10.5*	Form of Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan.	10/A	000-55021	10.26	10/17/2013

10.6*	Form of Incentive Award Grant Notice under the 2013 Equity Incentive Plan.	10-K	000-55021	10.22	3/31/2014

10.7*	2020 New Hire Plan.	10-K	001-36500	10.7	3/25/2021

10.8*	Form of Stock Option Grant Notice and Option Agreement under the 2020 New Hire Plan.	10-K	001-36500	10.8	3/25/2021

10.9	Form of CymaBay Indemnity Agreement.	10-K	001-36500	10.7	3/15/2018

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.10#	PPAR-d License Agreement, dated June 20, 2006, by and between Metabolex, Inc. and Janssen Pharmaceutical NV.	10-Q	001-36500	10.1	11/14/2022

10.11#	Development Financing Agreement, dated July 30, 2021, by and between CymaBay Therapeutics, Inc. and ABW Cyclops SPV LP.	10-Q	001-36500	10.1	11/10/2021

10.12#+	Collaboration and License Agreement, dated January 6, 2023, between CymaBay Therapeutics, Inc. and Kaken Pharmaceutical Co., Ltd.

10.13	Lease, dated November 8, 2013, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, L.P.	10-Q	000-55021	10.27	11/25/2013

10.14	First Amendment to Lease, dated April 16, 2018, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, LP.	10-Q	001-36500	10.1	5/8/2018

10.15*	Offer Letter, dated December 6, 2013, between CymaBay Therapeutics, Inc. and Sujal Shah.	10-K	000-55021	10.24	3/31/2014

10.16*	Offer Letter, dated November 21, 2013, between CymaBay Therapeutics, Inc. and Charles A. McWherter.	10-K	000-55021	10.26	3/31/2014

10.17*	Offer Letter, dated August 2, 2017, between CymaBay Therapeutics, Inc. and Daniel Menold.	10-Q	001-36500	10.4	8/10/2017

10.18*	Offer Letter, dated September 4, 2018, between CymaBay Therapeutics, Inc. and Klara Dickinson.	10-K	001-36500	10.16	2/28/2019

10.19*	Offer Letter, dated August 27, 2020, between CymaBay Therapeutics, Inc. and Paul Quinlan.	10-K	001-36500	10.18	3/25/2021

10.20*	Offer Letter, dated March 24, 2021, between CymaBay Therapeutics, Inc. and Lewis Stuart.	10-Q	001-36500	10.1	8/12/2021

10.21*	Offer Letter, dated April 30, 2021, between CymaBay Therapeutics, Inc. and Dennis D. Kim.	10-Q	001-36500	10.2	8/12/2021

10.22*	Notice of Resignation and Transition, effective February 20, 2023, between CymaBay Therapeutics, Inc. and Dennis Kim.	8-K	001-35600	10.1	2/23/2023

10.23*	Non-Employee Director Compensation Program.	10-K	001-36500	10.17	2/28/2019

10.24	Controlled Equity OfferingSM Sales Agreement, dated July 2, 2020, between CymaBay Therapeutics, Inc. and Cantor Fitzgerald & Co.	S-3	333-239670	1.2	7/2/2020

21.1+	List of subsidiaries of the Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

24.1+	Power of Attorney. (Incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1+	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2+	Certification of Vice President, Finance (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1++	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

+	Filed herewith.
++	Furnished herewith.
*	Indicates management contract or compensatory plan.
#	Certain portions of this exhibit have been omitted because the omitted portions are both not material and is the type of information that CymaBay treats as private or confidential.

The following exhibits are included herein or incorporated herein by reference:

CymaBay Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CymaBay Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CymaBay Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.
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
San Mateo, California
March
23
, 2023

CymaBay Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts and par value)

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$20,291	$125,806
Marketable securities	115,194	60,729
Prepaid expenses and other current assets	2,588	4,564

Total current assets	138,073	191,099
Property and equipment, net	701	1,178
Non-current marketable securities	—	8,067
Operating lease right-of-use asset	169	254
Other assets	2,909	1,720

Total assets	$141,852	$202,318

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,096	$2,728
Accrued research and development expenses	6,530	9,752
Other accrued liabilities	7,815	5,886

Total current liabilities	15,441	18,366
Development financing liability	90,227	50,320
Long-term portion of operating lease liability	30	695

Total liabilities	105,698	69,381
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 84,681,063 and 84,677,939 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	909,329	899,798
Accumulated other comprehensive loss	(326)	(13)
Accumulated deficit	(872,857)	(766,856)

Total stockholders’ equity	36,154	132,937

Total liabilities and stockholders’ equity	$141,852	$202,318

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)

	Year Ended
	December 31,

	2022	2021

Operating expenses:
Research and development	$67,995	$64,542
General and administrative	25,116	23,040

Total operating expenses	93,111	87,582

Loss from operations	(93,111)	(87,582)
Interest expense, net:
Interest income	2,017	167
Interest expense	(14,907)	(2,583)

Total interest expense , net	(12,890)	(2,416)

Net loss	$(106,001)	$(89,998)

Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(313)	(21)

Total other comprehensive loss	(313)	(21)

Comprehensive loss	$(106,314)	$(90,019)

Basic and diluted net loss per common share	$(1.21)	$(1.27)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	87,804,063	71,055,331
See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share information)

				Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
			Additional Paid-in Capital
	Common Stock
	Shares	Amount
Balances as of December 31, 2020	68,946,092	$7	$819,549	$8	$(676,858)	$142,706
Issuance of common stock upon exercise of stock options	106,847	—	219	—	—	219
Stock-based compensation expense	—	—	9,996	—	—	9,996
Issuance of common stock and pre-funded warrants, net of $ 4,965 issuance costs	15,625,000	1	70,034	—	—	70,035
Net loss	—	—	—	—	(89,998)	(89,998)
Net unrealized loss on marketable securities	—	—	—	(21)	—	(21)

Balances as of December 31, 2021	84,677,939	$8	$899,798	$(13)	$(766,856)	$132,937

Issuance of common stock upon exercise of stock options	3,124	—	9	—	—	9
Issuance costs related to issuance of common stock and pre-funded warrants	—	—	5	—	—	5
Stock-based compensation expense	—	—	9,517	—	—	9,517
Net loss	—	—	—	—	(106,001)	(106,001)
Net unrealized loss on marketable securities	—	—	—	(313)	—	(313)

Balances as of December 31, 2022	84,681,063	$8	$909,329	$(326)	$(872,857)	$36,154

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,

	2022	2021
Operating activities
Net loss	$(106,001)	$(89,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	710	688
Stock-based compensation expense	9,517	9,996
Write-off of deferred financing costs	—	312
Accretion of development financing liability	14,907	2,583
Net accretion and amortization of investments in marketable securities	(874)	637
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,976	386
Other assets	(1,189)	(1,513)
Accounts payable	(1,444)	2,309
Accrued research and development expenses	(3,222)	5,054
Other accrued liabilities	1,540	115

Net cash (used in) operating activities	(84,080)	(69,431)
Investing activities
Purchases of property and equipment	(148)	(87)
Purchases of marketable securities	(174,977)	(78,084)
Proceeds from maturities of marketable securities	129,140	126,760

Net cash (used in) provided by investing activities	(45,985)	48,589
Financing activities
Proceeds from issuance of common stock pursuant to equity award plans	9	219
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	(459)	70,499
Proceeds from development financing, net of transaction costs	25,000	47,737

Net cash provided by financing activities	24,550	118,455

Net (decrease) increase in cash and cash equivalents	(105,515)	97,613
Cash and cash equivalents at beginning of period	125,806	28,193

Cash and cash equivalents at end of period	$20,291	$125,806

Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$686	$666
Supplemental non-cash investing and financing activities
Unpaid financing costs	$—	$464
See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
CymaBay Therapeutics, Inc. (the Company or CymaBay) is a clinical-stage biopharmaceutical company focused on developing innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s lead clinical development candidate is seladelpar. Seladelpar has been primarily under development for the treatment primary biliary cholangitis (PBC), a rare liver disease. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Newark, California and it operates in
one
segment.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the year ended December 31, 2022, the Company incurred a net loss of $106.0 million and used $84.1 million of cash in operations. At December 31, 2022, the Company had an accumulated deficit of $872.9 million.
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
During and subsequent to the year ended December 31, 2022, the Company completed certain transactions as follows:

•
In January 2022, the Company received the third installment of
$25.0
million of the Company’s Development Financing Agreement (the Financing Agreement) with ABW Cyclops SPV LP, an affiliate of Abingworth LLP (Abingworth), pursuant to which Abingworth committed to provide
$75.0
million in funding in
three
equal quarterly installments. For further details, refer to
Note 6—Development Financing Agreement.

•
On January 6, 2023, the Company entered into a Collaboration and License Agreement with Kaken Pharmaceutical Co., Ltd (Kaken). Pursuant to the agreement, the Company granted Kaken an exclusive license to commercialize seladelpar for the treatment of PBC in Japan and received an upfront cash payment of
$34.2
million. For further details, refer to
Note 13—Subsequent Events.

•
On January 23, 2023, the Company sold 11,821,428 shares of common stock at $7.00 per share and a pre-funded warrant to purchas
e 2,142,857 shares of common stock at $6.9999
per share in a public equity offering, for total net proceeds of

$92.4
million, after deducting underwriting and other offering expenses. For further details, refer to
Note 13—Subsequent Events.

As of December 31, 2022, the Company had cash, cash equivalents and marketable securities totaling

$
135.5

million. As the Company continues to advance its clinical studies of seladelpar, the Company believes its existing funds, together with the
$
34.2

million upfront payment received from Kaken in January 2023 pursuant to the Collaboration and License Agreement and the
$
92.4

million in net proceeds raised in connection with the January 2023 public equity offering, are sufficient to fund the Company’s current operating plan for at least twelve months from the issuance date of its financial statements.

The Company has
historically
obtained, and expects to obtain in the future, additional
financing
to fund its business strategy through: future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition. Market volatility could also adversely impact the Company’s ability to access capital when and as needed. Failure to raise sufficient capital when needed could require the Company to significantly delay, scale back or discontinue its product development programs or commercialization efforts or other aspects of its business plans, and its operating results and financial condition would be adversely affected.

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
Accounting estimates and assumptions are inherently uncertain. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Actual results could differ materially from those estimates and assumptions. These estimates form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources. Estimates are assessed each reporting period and updated to reflect current information.
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

The carrying amounts of cash equivalents approximate their related fair value due to the short-term nature of these instruments. Cash equivalents are classified as level 1 under the fair value hierarchy.
The
following tables present the Company’s financial assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2022

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$9,770	$—	$—	$9,770

Total cash equivalents	9,770	—	—	9,770
Marketable securities:
U.S. and foreign commercial paper	—	46,121	—	46,121
U.S. and foreign corporate debt securities	—	24,807	—	24,807
Supranational debt securities	—	12,890	—	12,890
U.S. agency securities	—	7,759	—	7,759
U.S. treasury securities	—	23,617	—	23,617

Total marketable securities	—	115,194	—	115,194

Total assets measured at fair value	$9,770	$115,194	$—	$124,964

	As of December 31, 2021

	Level 1	Level 2	Level 3	Total

Cash equivalents:
Money market funds	$85,638	$—	$—	$85,638

Total cash equivalents	85,638	—	—	85,638
Marketable securities:
U.S. and foreign commercial paper	—	28,760	—	28,760
U.S. and foreign corporate debt securities	—	23,535	—	23,535
Asset-backed securities	—	8,522	—	8,522
U.S. treasury securities	—	7,979	—	7,979

Total marketable securities	—	68,796	—	68,796

Total assets measured at fair value	$85,638	$68,796	$—	$154,434

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
The fair value of the Company’s development financing liability is $79.5 million. The development financing liability is classified as level 3 under the fair value hierarchy as its valuation is based on a discounted cash flow model that uses unobservable inputs such as the estimated timing of regulatory approval, attainment of certain sales milestones and the discount rate.

Cash, Cash Equivalents, and Marketable Securities
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, and money market funds.
The Company invests excess cash in marketable securities with high credit ratings. These securities consist primarily of corporate debt, commercial paper, asset-backed securities, U.S. treasury, U.S. agency securities and supranational debt securities and are classified as
“available-for-sale.”
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
Concentration of Risk
Cash, cash equivalents,
and market
able securities consist of financial instruments that potentially subject the Company to a concentration of credit risk to the extent of the fair value recorded on the balance sheet. The Company invests cash that is not required for immediate operating needs primarily in highly liquid instruments that bear minimal risk. The Company has established guidelines relating to the quality, diversification, and maturities of securities to enable the Company to manage its credit risk. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and investments and issuers of investments to the extent recorded on the consolidated balance sheets.
The Company maintains deposits in excess of FDIC insured deposit limits with its financial institutions.
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
Long-Lived Assets
The Company reviews the carrying value long-lived assets, including right-of-use
operating lease assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets

may not be fully recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets for any periods presented
.
Leases
The Company has one lease, a
non-cancelable
operating lease agreement for its corporate office. The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use
assets, other accrued liabilities, and long-term portion of operating lease liabilities in the Company’s consolidated balance sheets at December 31, 2022 and 2021. Operating lease right-of-use
assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract.
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
non-clinical
studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid assets until the goods are received or services are rendered. Such payments are evaluated for current or long-term classification based on when they will be realized. Additionally, if expectations change such that the Company does not expect goods to be delivered or services to be rendered, such prepayments are charged to expense to the extent they are nonrefundable.
The Company records expenses related to clinical studies and manufacturing development activities based on its estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In expensing service fees, the Company estimates the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company will adjust the accrued or prepaid expense balance accordingly. In 2022 and 2021, there have been no material differences from the Company’s estimates to the amounts actually incurred.
Development Financing Agreement
The Company accounts for the Development Financing Agreement with Abingworth as a debt instrument. Accordingly, the Company has recorded payments received under the Financing Agreement as part of a development financing liability in the Company’s consolidated balance sheet. The liability is recorded at amortized cost and accreted to the contractual success fee amounts based on the estimated timing of regulatory approval and attainment of certain sales milestones using an imputed interest rate. Certain transaction fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and are being amortized to interest expense using the effective interest rate method.
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
The Company identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the Company determined the fair value of these features, both individually and in the aggregate, was immaterial at inception and as of December 31, 2022. The fair value of these features will be assessed at each reporting date and will be marked to market, if material. To determine the amount to record for the embedded derivative liabilities, the Company must assess the probability of occurrence of various potential future
events that could affect the timing and/or amount of future cash flows related to the Financing Agreement.
Pre-funded
Warrants
Pursuant to the Company’s public equity offering co
mpleted in
November 2021, the Company issued
pre-funded
warrants to purchase 3,125,000 shares of common stock at a price of $3.9999 per share. These pre-funded
warrants have an exercise price of $0.0001

per share, were fully exercisable upon issuance, and have no expiration date. The Company determined that the pre-funded
warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded
warrants do not provide any guarantee of value or return. Accordingly, the proceeds from the issuance of the warrants were recorded as additional paid-in
capital on the Company’s consolidated balance sheet as of December 31, 2022. Refer to
Note 9—Stockholders’ Equity
for additional
information.
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
Net Loss Per Common Share
Basic net loss per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted-average common shares outstanding as of December 31, 2022 and 2021 includes pre-funded warrants to purchase up to
3,125,000

shares of common stock that were issued in connection with the November 2021 public offering, as discussed in
Note 9—Stockholders’ Equity
. Diluted
net loss per share of common stock is calculated as the weighted average number of shares of common stock outstanding adjusted to include the assumed exercises of stock options, if dilutive. In all periods presented, the Company’s outstanding stock options and incentive awards were excluded from the calculation of net loss per share because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021

Numerator:
Net loss	$(106,001)	$(89,998)
Denominator:
Weighted average number of:
Common stock shares outstanding	84,679,063	70,712,865
Pre-funded warrants outstanding	3,125,000	342,466

Total	87,804,063	71,055,331
Net loss per share	$(1.21)	$(1.27)
The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share (in thousands):

	Year Ended December 31,
	2022	2021

Common stock options	13,930	10,791
Incentive awards	101	101

Total	14,031	10,892

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
Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842)
, which deferred the adoption deadline for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, and entities are required to use a modified retrospective approach, with certain exceptions. The Company intends to adopt this ASU on January 1, 2023 and does not expect a material impact to its consolidated financial statements and related disclosures.

3. Marketable
Securities
Marketable
available-for-sale
securities consist of the following (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

As of December 31, 2022:
Cash equivalents:
Money market funds	$9,770	$—	$—	$9,770

Total cash equivalents	9,770	—	—	9,770
Current marketable securities:
U.S. and foreign commercial paper	46,121	—	—	46,121
U.S. and foreign corporate debt securities	24,964	—	(157)	24,807
Supranational debt securities	12,946	—	(56)	12,890
U.S. agency securities	7,782	16	(39)	7,759
U.S. treasury securities	23,707	2	(92)	23,617

Total current marketable securities	115,520	18	(344)	115,194

Total marketable securities	$125,290	$18	$(344)	$124,964

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

As of December 31, 2021:
Cash equivalents:
Money market funds	$85,638	$—	$—	$85,638

Total cash equivalents	85,638	—	—	85,638
Current marketable securities:
U.S. and foreign commercial paper	28,760	—	—	28,760
U.S. and foreign corporate debt securities	15,476	—	(8)	15,468
Asset-backed securities	8,524	1	(3)	8,522
U.S. treasury securities	7,982	—	(3)	7,979

Total current marketable securities	60,742	1	(14)	60,729
Non-current marketable securities:
U.S. corporate debt securities	8,067	3	(2)	8,068

Total marketable securities	$154,447	$4	$(16)	$154,435

The Company’s commercial paper and corporate debt securities consist of U.S. and foreign securities from issuers in various sectors, including finance and industry and have similar credit quality and risk characteristics. The Company’s asset-backed securities are collateralized by credit card receivables and have investment-grade ratings. The Company’s government securities are issued by the U.S. treasury and certain U.S. government-backed agencies. Supranational debt securities consist of securities issued with funding from various national governments.
There were no realized gains and losses for the years ended December 31, 2022 and 2021. None of our investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2022 and 2021. The Company may sell certain of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of December 31, 2022 (in thousands):

Due less than 1 year	$115,194
Due between 1 and 2 years	—

Total fair value	$115,194

4. Certain Balance Sheet Items
Property and equipment are recorded at cost and consist of the following (in thousands):

	December 31, 2022	December 31, 2021

Leasehold improvements	$2,429	$2,429
Office and computer equipment	290	290
Purchased software	44	44
Furniture and fixtures	687	539

Total	3,450	3,302
Less: Accumulated depreciation and amortization	(2,749)	(2,124)

Property and equipment, net	$701	$1,178

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was approximately $0.7 million and $0.7 million, respectively, and was recorded straight-line in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss. All the Company’s property and equipment is located in the U.S.
Other accrued liabilities consist of the following (in thousands):

	December 31, 2022	December 31, 2021

Accrued compensation	$5,779	$3,986
Accrued professional fees and other	1,372	1,333
Current portion of operating lease liability	664	567

Total other accrued liabilities	$7,815	$5,886

5.
In-License
Agreement
Janssen Pharmaceutica NV
In June 2006, the Company entered into an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPAR
d
compounds (the PPAR
d
Products) with Janssen Pharmaceutica NV (Janssen NV), with the right to grant sublicenses to third parties to make, use and sell such PPAR
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
31, 2022 and
2021.

6. Development Financing Agreement
On July 30, 2021 (the Effective Date), the Company entered into a Development Financing Agreement (the Financing Agreement) with Abingworth to provide funding to the Company to support its development of seladelpar for the treatment of primary biliary cholangitis (PBC). The Financing Agreement provided the Company up to
$75.0
million in base funding
, of which $25.0 million was provided in August 2021, $25.0 million was provided in November 2021, and $25.0 million was provided in
January 2022.
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
Pursuant to the Financing Agreement, the Company granted Abingworth a security interest in all its assets (other than intellectual property not related to seladelpar), provided that the Company is permitted to incur certain indebtedness. The security interest will terminate when the Company has paid Abingworth 2.0x of the funding provided or upon termination of the Financing Agreement.
The Financing Agreement provides for negative, affirmative and additional covenants, which the Company must comply with for the duration of the Financing Agreement term. As of December 31, 2022, the Company was in compliance with all covenants stipulated in the Financing Agreement.
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

The Company evaluated the Financing Agreement and determined it to be a research and development funding arrangement with the characteristics of a debt instrument as the transfer of financial risk to Abingworth was not considered substantive and genuine. Accordingly, the Company has recorded payments received under the Financing Agreement as part of a development financing liability in its consolidated balance sheets. The Company accounts for the overall development financing liability at amortized cost based on the estimated timing of regulatory approval and attainment of certain sales milestones and the contractual success fee payments expected to be due therefrom, as discounted using an imputed interest rate. The development financing liability is being accreted as interest expense to its expected future repayment amount over the expected life of the agreement using the effective interest rate method. Certain legal and financial advisory fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and are also being amortized to interest expense using the effective interest method.
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
The Company identified certain contingent repayment features in the agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the fair value of these features was immaterial at the Effective Date and as of December 31, 2022 and 2021. The fair value of the embedded derivative liabilities will be assessed at subsequent reporting dates if material.
The following table sets forth a summary of the changes in the carrying value of the Company’s development financing liability (in thousands):

Balance at December 31, 2021	$50,320
Cash received	25,000
Accretion of development financing liability	14,907

Balance at December 31, 2022	$90,227

As of December 31, 2022, the development financing liability was classified as a long-term liability as the Company expects the related repayments to take place between 2024 and 2030 for purposes of the model used to

calc
ulate its carrying value. The imputed interest rate on the unamortized portion of
the development financing liability was approximately 19.2% as of December 31, 2022.
7. Leases
The Company has one operating lease pertaining to 17,698 square feet of corporate office space in Newark, California pursuant to a lease agreement that commenced January 16, 2014 and was amended on April 16, 2018. At December 31, 2022 and December 31, 2021, the Company’s lease portfolio had a weighted average remaining term of 1.1 years, and 2.1 years, respectively, with an option to extend for an additional 5 years. The lease requires monthly lease payments that are subject to annual increases throughout the lease term. The optional period has not been considered in the determination of the right-of-use
assets or lease liabilities associated with this lease as the Company did not consider it reasonably certain it would exercise the option.
The Company cannot determine the implicit rate in its lease, and therefore the Company uses its incremental borrowing rate of 12.6% as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used an incremental borrowing rate as of the date of adoption for leases that commenced prior to January 1, 2019.
For the years ended December 31, 2022 and 2021, the Company incurred $0.7 million and $0.6 million, respectively, of lease costs included in operating expenses in the consolidated statements of operations and comprehensive loss in relation to its operating lease, a portion of which was variable rent expense and not included within the measurement of the Company’s operating ROU assets and lease liabilities. The variable rent expense consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease
components. Short-term lease costs were not material. At December 31, 2022 and December 31, 2021, the Company’s operating lease right-of-use
asset totaled $0.2 million and $0.3 million, respectively, and the operating lease liability totaled $0.7 million and $1.3 million, respectively. As of December 31, 2022, the short-term portion of the operating lease liability was 0.7 million and is contained within other accrued liabilities on the balance sheet, with an immaterial amount reported on the balance sheet as the long-term portion of operating lease liability.

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Year ending December 31,
2023	$707
2024	30

Total undiscounted future minimum lease payments	737
Less imputed interest	43

Total operating lease liability	694
Less: current portion of operating lease liability	664

Long-term portion of lease liability	$30

8. Commitments and Contingencies
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
The Company has agreed to indemnify its officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the
applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2022 and 2021. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.
Genfit Litigation
On January 15, 2021, Genfit S.A. (Genfit) filed a complaint against the Company in the U.S. District Court for the Northern District of California, alleging misappropriation of trade secrets and related causes of action based on the Company’s receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis. An Amended Complaint was filed on April 16, 2021 with substantially the same allegations. Genfit was
seek
ing
damages in an unspecified amount as well as injunctive relief. On March 12, 2021, the Court granted a Temporary Restraining Order (later converted to a Preliminary Injunction), prohibiting the Company from accessing or disseminating the protocol synopsis, using any Genfit trade secrets contained therein or destroying any evidence related thereto. The Company filed a Motion to Dismiss the Amended Complaint that was granted on September 9, 2021, with leave to amend. Genfit filed a Second Amended Complaint on October 15, 2021 with substantially the same allegations and claims for relief as in the original complaint. The Company filed a Motion to Dismiss most of the Second Amended Complaint that was granted on January 21, 2022, without further leave to amend.
What remained in the complaint was an alleged misappropriation of the protocol synopsis as a whole. The Company filed its Answer to what remained of the Second Amended Complaint on February 4, 2022
.

On February 21, 2023, the parties entered into a Settlement Agreement and the action was dismissed with prejudice. The Company did not admit to any liability and the litigation has been resolved completely.
9
. Stockholders’ Equity
Preferred and Common Stock Authorized
The Company is authorized to issue 10,000,000 shares of preferred stock as of December 31, 2022 and 2021, and 200,000,000 shares of common stock as of December 31, 2022 and 2021.

Common Stock Reserved for Future Issuance
As of December 31, 2022 and 2021, the Company had reserved shares of common stock for future issuances as follows:

	December 31,
	2022	2021
Pre-funded warrants to purchase common stock	3,125,000	3,125,000
Equity award plans:
Options and incentive awards outstanding, all equity plans	14,031,377	10,892,613
Equity awards available for future grant - 2013 Plan	2,680,621	1,588,613
Equity awards available for future grant - 2020 Plan	—	—

Total shares of common stock reserved for future issuance	19,836,998	15,606,226

Sale of Common Stock and
Pre-funded
Warrants
In November 2021, pursuant to a shelf registration statement on Form
S-3,
the Company completed the sale of common stock and
pre-funded
warrants pursuant to an underwritten public equity offering. The pre-funded
warrants to purchas
e 3,125,000
shares of common stock were issued at a price of
$3.9999
per share, have an exercise price of
$0.0001
per share, were fully exercisable upon issuance, and have no expiration date. The Company determined that the pre-funded
warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded
warrants do not provide any guarantee of value or return. Accordingly, the proceeds from the issuance of the warrants were recorded as additional paid-in
capital on the Company’s consolidated balance sheet as of December 31, 2022. None of the pre-funded
warrants have been exercised, and therefore they remain outstanding as of December 31, 2022.
On January 23, 2023, the Company issue
d 11,821,428
shares of its common stock at
$7.00
per share in an underwritten public offering. The Company also issued a pre-funded
warrant to purchase up to an aggregate o
f 2,142,857
shares of common stock at a purchase price o
f $6.9999
per share and has an exercise price of
$0.0001
 per share. Refer to
Note 13—Subsequent Events
for further information.
10. Stock Plans and Stock-Based Compensation
Stock Plans
In September 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan), under which shares of common stock are reserved for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards by the Company. These awards may be granted to employees, members of the Board of Directors, and consultants. The 2013 Plan has a term of ten years and replaced
the 2003 Equity Incentive Plan, which had similar terms. The 2013 Plan permits the Company to (i) grant incentive stock options to directors and employees at not less than 100% of the fair value of common stock on the date of grant; (ii) grant nonqualified options to employees, directors, and consultants at not less than 85% of fair value; (iii) award stock bonuses; and (iv) grant rights to acquire restricted stock at not less than 85% of fair value. Options generally vest over a four-year period and have a term of ten years. Options granted to
10%

stockholders have a maximum term of five years and require an exercise price equal to at least 110
% of the fair value on the date of grant. The exercise price of all options granted to date has been at least equal to the fair value of common stock on the date of grant. Stock option exercises are settled with shares reserved under the 2013 Plan. The share reserve under the 2013 Plan will automatically increase on
January 1
st
o
f each year, for a period of not more
than ten years, in an amount equal to 5%
of the total number of shares of capital stock outstanding on December 31 st
of the preceding calendar year, unless the Board determines otherwise prior to December 31 st
of such calendar year.
In October 2020, the Company’s board of directors approved the 2020 New Hire Plan (the 2020 Plan), under which shares of common stock are reserved for the granting of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards by the Company as an inducement to prospective new hire employees of the Company. The 2020 Plan has a term of ten years. The 2020 Plan permits the Company to (i) grant nonqualified options to new hire employees at not less than 85
% of fair value; (ii) award stock bonuses; and (iii) grant rights to acquire restricted stock at not less than 85% of fair value. Options generally vest over a four-year period and have a term of ten years. The share reserve under the 2020 Plan may be increased at the discretion of and approval by the board of directors.

Stock Plan Activity
As of December 31, 2022, there were 2,680,621 and no shares available for grant under the 2013 and 2020 Plans, respectively. On January 1, 202
3
, in accordance with the annual share increase provision in the 2013 Plan, the Company added 4,234,053 shares to the 2013 Plan share reserve.
The following table summarizes activity in the Company’s stock option grants:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price of Options	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2021	10,791,431	$6.01

Options granted	3,692,868	2.94
Options exercised	(3,124)	2.94
Options forfeited	(403,210)	4.08
Options expired	(147,770)	5.24

Outstanding as of December 31, 2022	13,930,195	$5.26	6.96	$26,089

Vested and expected to vest as of December 31, 2022	13,930,195	$5.26	6.96	$26,089

Exercisable as of December 31, 2022	9,004,373	$6.00	6.08	$13,858

The total
intrinsic value of options exercised was immaterial and $0.2 million for the years ended December 31, 2022 and 2021, respectively.
The total fair value of options vested was $0.6 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, unamortized stock-based compensation expense of $14.7 million is expected to be recognized over a weighted average period of 2.4 years.

Incentive Awards
In December 2013, January 2014, and April 2014, as permitted by the 2013 Plan, the Company issued certain incentive awards to directors, employees and a consultant which are subject to 252,752 shares of the Company’s common stock and are exercisable at a weighted average price of $5.21 per share when vested. The Company may determine at its option whether to settle exercised awards in shares of common stock or in cash. The incentive awards were fully vested as of December 31, 2022 and 2021 and have a term of 10 years.
Incentive awards outstanding totaled 101,182 as of December 31, 2022 and 2021.

Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Year Ended
	December 31,
	2022	2021

Research and development	$4,274	$4,470
General and administrative	5,243	5,526

Total stock-based compensation expense	$9,517	$9,996

Valuation Assumptions
The following table presents the weighted-average assumptions the Company used in the Black-Scholes option-pricing model to derive the grant date fair values of stock options granted in each of the years presented
along with the resulting estimated weighted-average grant date fair values per share:

	Year Ended
	December 31,
	2022	2021

Expected term (years)	6.0	6.1
Expected volatility	101%	104%
Risk-free interest rate	1.8%	0.9%
Expected dividend yield	—	—
Weighted-average grant date fair value per share	$2.33	$3.91
Expected Term
The Company does not believe it can currently place reliance on its historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term due to the lack of sufficient prior exercise data available. Therefore, for stock option grants made during the years ended December 31, 2022 and 2021, the Company has elected to use the simplified method for estimating the expected term, which is an average of the contractual term of the options and its ordinary vesting period. The Company will reevaluate this methodology at a point in time when sufficient exercise data becomes available. The expected term represents the period of time that options are expected to be outstanding.
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
11. 401(k) Plan
The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. As is permitted under the plan, the Company has elected to match employee contributions up to $750 and accordingly matching contributions totaling an insignificant amount were made in the years ended December 31, 2022 and 2021.
12. Income Taxes
No provision for U.S. income taxes exists due to tax losses incurred in all periods presented. All losses incurred were U.S. based.
Significant
components of the Company’s
deferred
tax assets are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$87,681	$129,898
State and federal research and development tax credit carryforwards	32,016	31,951
Intangibles and capitalized research and development	16,912	5,670
Stock-based compensation	6,624	5,329
Other	1,574	1,222

Total deferred tax assets	144,807	174,070
Deferred tax liabilities:
Depreciation and amortization	(79)	(158)
Other	(36)	(53)

Total deferred tax liabilities	(115)	(211)
Valuation allowance	(144,692)	(173,859)

Net deferred tax assets	$—	$—

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence, management believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $
29.2
 million primarily due primarily to a $
38.4
 million write-off of tax attributes pursuant to certain Section 382 limitations and to a lesser extent the utilization of net operating losses during the year ended December 31, 2022, These valuation allowance reductions were offset in part by valuation allowance increases to cover additions to the Company’s capitalized research and development and other deferred tax assets during the year ended December 31, 2022. The valuation allowance increased by $
14.7
 million primarily due to an increase in the Company’s taxable loss during the year ended
December 31, 2021.

The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	December 31,
	2022	2021

Income tax benefit at federal statutory tax rate	$(22,260)	$(18,900)
Change in valuation allowance	(29,165)	14,739
Impairment of tax attributes	38,398	—
Research credits	(2,640)	(2,802)
Cancelled options	49	141
Development financing liability	12,301	6,654
Permanent differences	511	429
State income taxes, net of federal benefit	2,806	(267)
Other, net	—	6

Income tax (benefit) expense	$—	$—

Pursuant to Internal Revenue Code (IRC) Sections 382 and 383 and similar state laws, use of the Company’s U.S. federal and state net operating loss and research and credit carryforwards may be limited in the event
of a cumulative change in ownership of more than 50% within a three
-year
 period. In 2022, the Company completed an ownership change analysis and determined that its net operating losses and research and development credits were subject to limitations due to historical changes in ownership that occurred through December 31, 2022. Accordingly, the net operating loss carryforwards reflected in the deferred tax assets at December 31, 2022 have been reduced to reflect Section 382 limitations resulting from these changes. As the Company is expected to incur additional losses in the future, any future ownership changes that might occur could further restrict the Company’s ability to utilize its net operating loss and research and development carryforwards.
As of December
 31, 2022, the Company had federal net operating loss carryforwards of $
346.0
 million and state net operating loss carryforwards of $
214.9
 million to offset future taxable income, if any. In addition, the Company had federal research and development tax credit carryforwards of $
4.1
 million, federal orphan drug tax credit carryforwards of $
28.1
 million, and state research and development tax credit carryforwards of $
9.2
 million. If not utilized, the federal net operating losses for the years beginning before January 1, 2018 of $
79.1
 million will expire beginning in
2024
through
2037
, and the federal net operating losses for the tax years beginning after January 1, 2018 of $
266.9
 million will be carried forward indefinitely (subject to certain utilization limitations).

The state net operating loss carryforwards will expire beginning in 2028 through 2040. The federal research and development and federal orphan drug tax credit carryforwards expire 2033 through 2042, and the state tax credit will carry forward indefinitely. The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Balances as of December 31, 2020	$7,205
Increases related to prior year tax positions	9
Increases related to 2021 tax positions	783

Balances as of December 31, 2021	7,997
Decreases related to prior year tax positions	(1,223)
Increases related to 2022 tax positions	730

Balances as of December 31, 2022	$7,504

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate assuming the Company continues to maintain a full valuation allowance position. Based on prior year’s operations and experience, the Company does not
 expect a significant change to its
unrecognized tax benefits

over the next twelve months. The unrecognized tax benefits may increase or change in the future for unexpected or unusual items for items that may arise in the ordinary course of business.
The Company’s major income tax filing jurisdictions are the U.S. federal and California state and is not currently under examination by federal, state, or local taxing authorities for any open tax years. Due to net operating loss carryforwards
, the tax years 2004 to 2022 remain open for income tax examination by tax authorities in the U.S. and states in which the Company files tax returns. Interest and penalties for the years ended December 31, 2022 and 2021 were not material.
In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. The IRA provides several tax incentives, including the expanded Internal Revenue Code (IRC) Section 179D deduction, increased ability to leverage the R&D credit to offset payroll taxes for eligible start-up
businesses, and 15% alternative minimum tax (AMT) for corporations with average income of more than $1 billion for the past three tax periods. The IRA did not have a material impact on the Company’s consolidated financial statements; however, the Company continues to examine the impacts the above-mentioned tax legislations may have on its business, results of operations, financial condition and liquidity.
13. Subsequent Events
Collaboration and License Agreement with Kaken Pharmaceutical Co., Ltd.
In January 2023, the Company entered into a Collaboration and License Agreement (the License Agreement) with Kaken Pharmaceutical Co., Ltd. (Kaken). Pursuant to the License Agreement, the Company granted Kaken an exclusive license to commercialize seladelpar (the Licensed Product) for the treatment of PBC in Japan.
Kaken will bear the cost of, and be responsible for, conducting clinical studies and other developmental activities, preparing and filing applications for regulatory approval and commercializing seladelpar in Japan. The Company is generally obligated to supply seladelpar to Kaken for use in Japan, at a supply price per unit as defined in the agreement.

In consideration of the license and other rights granted by the Company, Kaken made an upfront cash payment to the Company of $
34.2
 million in January 2023 and is obligated to make potential milestone payments to the Company totaling up to ¥
17.0
 billion (approximately $
128.0
 million using exchange rates in effect at the contract inception date) contingent upon Kaken’s achievement of certain regulatory and sales milestones as defined in the agreement.

Sale of Common Stock and
Pre-funded
Warrant
On January 23, 2023, pursuant to a shelf registration statement on Form
S-3,
the Company
sold
11,821,428 of its common
shares
at $7.00
per share in an underwritten public

equity
offering
and a
pre-funded
warrant to purchase
2,142,857
shares of common stock at a purchase price of
$6.9999
per share, which represents the per share public offering price for the common stock less the
$0.0001
per share exercise price of the pre-funded warrant. The Company received net proceeds of
$92.4
million from this public equity offering after deducting underwriting and other offering expenses.
Item 16. Form
10-K
Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CymaBay Therapeutics, Inc.
Registrant

March 23, 2023	/s/ Sujal Shah
Date	Sujal Shah President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date
/s/ Sujal Shah Sujal Shah	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023

/s/ Daniel Menold Daniel Menold	Vice President, Finance (Principal Financial and Accounting Officer)	March 23, 2023

/s/ Robert J. Wills Robert J. Wills	Director	March 23, 2023

/s/ Kurt von Emster Kurt von Emster	Director	March 23, 2023

/s/ Caroline Loewy Caroline Loewy	Director	March 23, 2023

/s/ Thomas G. Wiggans Thomas G. Wiggans	Director	March 23, 2023

/s/ Janet Dorling Janet Dorling	Director	March 23, 2023

/s/ Éric Lefebvre Éric Lefebvre	Director	March 23, 2023