Form 10-Q
period 2023-03-31
CymaBay Therapeutics, Inc.
filed 2023-05-15
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2023, there were 97,513,179 shares of the registrant’s common stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CymaBay Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$59,150	$20,291
Marketable securities	177,215	115,194
Prepaid expenses and other current assets	6,355	2,588

Total current assets	242,720	138,073
Property and equipment, net	729	701
Operating lease right-of-use asset	137	169
Other assets	1,733	2,909

Total assets	$245,319	$141,852

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,633	$1,096
Accrued research and development expenses	5,565	6,530
Deferred collaboration revenue	33,733	—
Other accrued liabilities	5,569	7,815

Total current liabilities	46,500	15,441
Development financing liability	94,630	90,227
Long-term portion of operating lease liability	—	30

Total liabilities	141,130	105,698
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 97,330,560 and 84,681,063 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	17	8
Additional paid-in capital	1,005,877	909,329
Accumulated other comprehensive loss	(70)	(326)
Accumulated deficit	(901,635)	(872,857)

Total stockholders’ equity	104,189	36,154

Total liabilities and stockholders’ equity	$245,319	$141,852

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$18,551	$18,415
General and administrative	8,324	6,087

Total operating expenses	26,875	24,502

Loss from operations	(26,875)	(24,502)
Other income (expense), net:
Interest income	2,013	98
Interest expense	(4,403)	(3,365)
Other income	487	—

Total other income (expense), net	(1,903)	(3,267)

Net loss	$(28,778)	$(27,769)

Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax	256	(206)

Total other comprehensive loss	256	(206)

Comprehensive loss	$(28,522)	$(27,975)

Basic and diluted net loss per common share	$(0.29)	$(0.32)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	97,971,081	87,802,939
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Operating activities
Net loss	$(28,778)	$(27,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199	169
Stock-based compensation expense	3,487	2,414
Accretion of development financing liability	4,403	3,365
Net accretion and amortization of investments in marketable securities	(1,318)	131
Changes in assets and liabilities:
Prepaid expenses and other current assets	(3,767)	1,077
Other assets	1,176	(728)
Accounts payable	537	(2,341)
Deferred collaboration revenue	33,733	—
Accrued research and development expenses	(965)	(93)
Other accrued liabilities	(2,276)	(1,587)

Net cash provided by (used in) operating activities	6,431	(25,362)
Investing activities
Purchases of property and equipment	(195)	—
Purchases of marketable securities	(121,097)	(62,485)
Proceeds from maturities of marketable securities	60,650	11,495

Net cash (used in) investing activities	(60,642)	(50,990)
Financing activities
Proceeds from issuance of common stock pursuant to equity award plans	710	—
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	92,360	(459)
Proceeds from development financing	—	25,000

Net cash provided by financing activities	93,070	24,541

Net increase (decrease) in cash and cash equivalents	38,859	(51,811)
Cash and cash equivalents at beginning of period	20,291	125,806

Cash and cash equivalents at end of period	$59,150	$73,995

Supplemental disclosure
Cash paid for amounts included in the measurement of lease liabilities	$176	$171
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances as of December 31, 2022	84,681,063	$8	$909,329	$(326)	$(872,857)	$36,154
Issuance of common stock upon exercise of options and awards	203,077	—	710	—	—	710
Issuance of common stock and pre-funded warrants, net of $5,390 issuance costs	11,821,428	9	92,351	—	—	92,360
Exercise of pre-funded warrants	624,992	—	—	—	—	—
Stock-based compensation expense	—	—	3,487	—	—	3,487
Net loss	—	—	—	—	(28,778)	(28,778)
Net unrealized gain on marketable securities	—	—	—	256	—	256

Balances as of March 31, 2023	97,330,560	$17	$1,005,877	$(70)	$(901,635)	$104,189

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances as of December 31, 2021	84,677,939	$8	$899,798	$(13)	$(766,856)	$132,937
Issuance costs related to issuance of common stock and pre-funded warrants	—	—	5	—	—	5
Stock-based compensation expense	—	—	2,414	—	—	2,414
Net loss	—	—	—	—	(27,769)	(27,769)
Net unrealized loss on marketable securities	—	—	—	(206)	—	(206)

Balances as of March 31, 2022	84,677,939	$8	$902,217	$(219)	$(794,625)	$107,381

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
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three months ended March 31, 2023, the Company incurred a net loss of $28.8 million and generated $6.4 million of net cash flow from operations. At March 31, 2023, the Company had an accumulated deficit of $901.6 million.
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
As of March 31, 2023, the Company had cash, cash equivalents and marketable securities totaling $236.4 million, which the Company believes is sufficient to fund its current operating plan for at least twelve months from the issuance date of its financial statements. The Company has historically obtained, and expects to obtain in the future, additional financing to fund its business strategy through: future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition. Market volatility could also adversely impact the Company’s investments as well as its ability to access capital when and as needed. Failure to raise sufficient capital when needed could require the Company to significantly delay, scale back or discontinue one or more of its product development programs or commercialization efforts, or other aspects of its business plans, and the Company’s operating results and financial condition would be adversely affected.
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
In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2022, which is contained in the Company’s Annual Report on Form
10-K
as filed with the SEC on March 23, 2023. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the entire year ending December 31, 2023 or future operating periods.

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
Revenue Recognition
As part of the Company’s drug development strategy, the Company periodically enters into collaboration arrangements with third party collaborators, under which the Company may license certain rights to our intellectual property to permit collaborators to further develop, manufacture and/or otherwise commercialize its drug candidates. The terms of these agreements typically include, but are not limited to, payments to the Company of one or more of the following: nonrefundable, upfront license fees; development and commercial milestone payments whose payment is typically contingent upon milestone achievement; funding of research and/or development activities; and royalties on net sales of licensed products.
At the inception of an arrangement, the Company evaluates if a counterparty to a contract is a customer, if the arrangement is within the scope of
ASC 606—Revenue from Contracts with Customers
, and the term of the contract. The Company recognizes revenue when the customer obtains control of promised goods or services in a contract for an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts with customers, the Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including any constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation. The Company recognizes the amount of the transaction price allocated to the respective performance obligation as revenue when the performance obligation is satisfied or as it is satisfied.
Upfront License Fees:
 If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, upfront license fees allocated to the license at a point in time when the license is effective and the underlying intellectual property has been made available to the collaborator and the collaborator is able to use and benefit from the license. For licenses that are not distinct from other promised goods and services, as well as for other performance obligations identified in the arrangement, the Company utilizes judgment to assess the nature of the performance obligation to determine whether it is satisfied over time or at a point in time. A performance obligation is satisfied over time if the customer simultaneously receives and consumes the benefits from the Company’s performance, if the Company’s performance enhances an asset controlled by the customer, or if the Company has an enforceable right to be paid by the customer and the Company’s performance does not create an asset that has alternative use to the Company.
If a performance obligation is satisfied over time, the Company applies an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. Revenue is recorded proportionally to the selected measure of progress either over the service period or at a point in time based on the products or services to be provided. The Company uses the cost-to-cost
measure of progress when it best depicts the transfer of control to the customer which occurs as the Company incurs costs. Under the cost-to-cost
measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation (an “input method” under Topic 606). The Company uses judgment to estimate the total cost expected to complete the research and development performance obligations, which include subcontractors’ costs, labor, materials, other direct costs and an allocation of indirect costs. The Company evaluates these cost estimates and the progress each reporting period and, as necessary, it adjusts the measure of progress and related revenue recognition.

If the arrangement includes optional goods and services, the Company assesses whether delivery of such goods and services requires the customer to pay fees consistent with their standalone selling prices, or if customer may be entitled to incremental discounts that it would not have received without entering into the agreement and committing to purchase the initial goods and services. Presence of such discounts indicates the customer has received material rights which also represent performance obligations.
Development and Regulatory Milestone Payments
: Depending on facts and circumstances, the Company may conclude that it is appropriate to include a milestone payment in the estimated transaction price using the most likely amount method or that it is appropriate to fully constrain the milestone. A milestone payment is included in the transaction price in the reporting period when the Company concludes that it is probable that recording revenue in the period will not result in a significant reversal of revenue in future periods. The Company may record revenues from certain milestones in a reporting period before the milestone is achieved if it concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. Revenue from milestones is recognized to the extent of progress made in satisfying the associated performance obligation(s). The Company records a corresponding contract asset when this conclusion is reached. Milestone payments that have not been included in the transaction price to date are fully constrained. These milestones remain fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. The Company re-evaluates
the probability of achievement of such development and regulatory milestones and any related constraint each reporting period. The Company adjusts our estimate of the overall transaction price, including the amount of licensing revenue that was recorded, if necessary.
Sales-based Milestone and Royalty Payments:
 The Company’s collaborators may be required to pay it sales-based milestone payments or royalties on future sales of commercial products. The Company recognize revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the collaborator’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case provided that the license to our intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.
The Company receives payments from its customers based on billing schedules established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.
The Company allocates amounts included in the transaction price based on standalone selling prices of various performance obligations. Variable consideration (such as milestones and royalties) is allocated to specific performance obligations if it is triggered through our performance or represents a specific outcome from the performance associated with this performance obligation, and if such allocation would meet the allocation objective of allocating to each performance obligation an amount that depicts consideration to which the Company would be entitled in exchange for delivery of such performance obligation. The remaining consideration is generally allocated on a relative standalone selling price basis.
The Company determines standalone selling prices using a variety of methods, including cost associated with our performance plus a reasonable margin, prices observed in the market for similar goods or services, and valuation techniques involving projected discounted cash flows.
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
The carrying amounts of cash equivalents approximate their related fair values due to the short-term nature of these instruments. Cash equivalents are classified as level 1 and accounts payable and accrued liabilities as level 2 under the fair value hierarchy.
The following tables present the Company’s financial assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$57,843	$—	$—	$57,843

Total cash equivalents	57,843	—	—	57,843
Marketable securities:
U.S. and foreign commercial paper	—	85,120	—	85,120
U.S. and foreign corporate debt securities	—	10,375	—	10,375
Supranational debt securities	—	4,475	—	4,475
U.S. agency securities	—	26,159	—	26,159
U.S. treasury securities	—	51,086	—	51,086

Total marketable securities	—	177,215	—	177,215

Total assets measured at fair value	$57,843	$177,215	$—	$235,058

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,770	$—	$—	$9,770

Total cash equivalents	9,770	—	—	9,770
Marketable securities:
U.S. and foreign commercial paper	—	46,121	—	46,121
U.S. and foreign corporate debt securities	—	24,807	—	24,807
Supranational debt securities	—	12,890	—	12,890
U.S. agency securities	—	7,759	—	7,759
U.S. treasury securities	—	23,617	—	23,617

Total marketable securities	—	115,194	—	115,194

Total assets measured at fair value	$9,770	$115,194	$—	$124,964

The Company estimates the fair value of its money market funds, corporate debt, asset-backed securities, commercial paper, U.S. treasury securities, U.S agency securities, and supranational debt securities by taking into consideration data obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.
The fair value of the Company’s development financing liability is $85.1 million. The development financing liability is classified as level 3 under the fair value hierarchy, as its valuation is based on a discounted cash flow model that uses unobservable inputs such as the estimated timing of regulatory approval, attainment of certain sales milestones and the discount rate.

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
Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method. Expected losses judged to be related partially or in whole to declines in credit risk-related factors of the security issuer are included in interest income or expense in the condensed consolidated statements of operations and comprehensive loss at the time the factors contributing to the expected losses are identified. Unrealized holding gains and losses are reported in accumulated other comprehensive loss in the condensed consolidated balance sheets. To date, the Company has not recorded any expected losses on its marketable securities related to credit risk-related declines in market value. In determining whether a decline in market value is related to expected credit losses, various factors are considered, including the cause, duration of time and severity of the expected loss, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value.

Unrealized gains and losses of the Company’s
available-for-sale
marketable securities as of March 31, 2023 and December 31, 2022 are presented in the tables below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

As of March 31, 2023:
Cash equivalents:
Money market funds	$57,843	$—	$—	$57,843

Total cash equivalents	57,843	—	—	57,843
Current marketable securities:
U.S. and foreign commercial paper	85,120	—	—	85,120
U.S. and foreign corporate debt securities	10,449	—	(74)	10,375
Supranational debt securities	4,489	—	(14)	4,475
U.S. agency securities	26,143	37	(21)	26,159
U.S. treasury securities	51,084	48	(46)	51,086

Total current marketable securities	177,285	85	(155)	177,215

Total marketable securities	$235,128	$85	$(155)	$235,058

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
As of December 31, 2022:
Cash equivalents:
Money market funds	$9,770	$—	$—	$9,770

Total cash equivalents	9,770	—	—	9,770
Current marketable securities:
U.S. and foreign commercial paper	46,121	—	—	46,121
U.S. and foreign corporate debt securities	24,964	—	(157)	24,807
Supranational debt securities	12,946	—	(56)	12,890
U.S. agency securities	7,782	16	(39)	7,759
U.S. treasury securities	23,707	2	(92)	23,617

Total current marketable securities	115,520	18	(344)	115,194

Total marketable securities	$125,290	$18	$(344)	$124,964

1
2

The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of March 31, 2023 (in thousands):

Due less than 1 year	$177,215
Due between 1 and 2 years	—

Total fair value	$177,215

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
3

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
The Company identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the Company determined the fair value of these features, both individually and in the aggregate, was immaterial at inception and as of March 31, 2023. The fair value of these features will be assessed at each reporting date and will be marked to market, if material. To determine the amount to record for the embedded derivative liabilities, the Company must assess the probability of occurrence of various potential future events that could affect the timing and/or amount of future cash flows related to the Financing
Agreement.
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

1
4

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
Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842), which deferred the adoption deadline for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, and entities are required to use a modified retrospective approach, with certain exceptions. The Company adopted this standard on January 1, 2023 and noted no material impact on its condensed consolidated financial statements and related disclosures.
3. Other Accrued Liabilities
Other accrued liabilities consist of (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$2,299	$5,779
Accrued professional fees and other	2,733	1,372
Current portion of operating lease liability	537	664

Total other accrued liabilities	$5,569	$7,815

4. Development Financing Agreement
On July 30, 2021 (the Effective Date), the Company entered into a Development Financing Agreement (the Financing Agreement) with an affiliate of Abingworth LLP (Abingworth) to provide funding to the Company to support its development of seladelpar for the treatment of primary biliary cholangitis (PBC). The Financing Agreement provided the Company $75.0 million in base funding, of which $25.0 million was provided in August 2021, $25.0 million was provided in November 2021, and $25.0 million was provided in January 2022. The use of proceeds from the funding is limited to PBC “Development Program” costs incurred or paid as defined in the Financing Agreement. In return, the Company will pay to Abingworth:
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
Promptly following receipt of Regulatory Approval, the Company is required to execute a note agreement and deliver a promissory note to Abingworth within two business days to convert the fixed and variable success payments into a note payable. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided ($232.5 million), the Company’s payment obligations under the Financing Agreement will be fully satisfied. The Company has the option to satisfy its payment obligations to Abingworth upon Regulatory Approval, or a change of control of the Company, by paying an amount equal to the remaining payments payable to Abingworth subject to a mid-single-digit
discount rate. Upon a change of control of the Company, an acceleration payment of 1.35x of the funding provided is payable, net of payments already made to Abingworth and creditable against future payments to Abingworth.
Pursuant to the Financing Agreement, the Company granted Abingworth a security interest in all its assets (other than intellectual property not related to seladelpar), provided that the Company is permitted to incur certain indebtedness. The security interest will terminate when the Company has paid Abingworth 2.0x of the funding provided or upon certain terminations of the Financing Agreement.

1
5

The Financing Agreement provides for negative, affirmative and additional covenants, which the Company must comply with for the duration of the Financing Agreement term. As of March 31, 2023, the Company was in compliance with all covenants stipulated in the Financing Agreement.
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
There are several factors that could affect the estimated timing of regulatory approval and attainment of sales milestones, some of which are not entirely within the Company’s control. Therefore, the Company periodically reassesses the estimated timing of regulatory approval and attainment of sales milestones and the expected contractual success fee payments due therefrom. If the timing and/or amount of such expected payments is materially different than original estimates, the Company will prospectively adjust the accretion of the development financing liability and the imputed interest rate.
The Company identified certain contingent repayment features in the agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the fair value of these features was immaterial at the Effective Date and as of March 31, 2023. The fair value of the embedded derivative liabilities will be assessed at subsequent reporting dates if material.
As of March 31, 2023, the development financing liability was classified as a long-term liability, as the Company expects the related repayments to take place between 2024 and 2030 for purposes of the model used to calculate its carrying value. The imputed interest rate on the unamortized portion of the development financing liability was approximately 19.2% as of March 31, 2023.

1
6

5. Collaboration and License Agreement
On January 6, 2023, the Company entered into a Collaboration and License Agreement (License Agreement) with Kaken Pharmaceuticals Co., Ltd (Kaken). The Company granted Kaken an exclusive license to develop and commercialize seladelpar (the Licensed Product) for the prevention or treatment of primary biliary cholangitis (PBC) in Japan.
Pursuant to the terms of the License Agreement, Kaken will bear the cost of, and be responsible for, among other things, conducting the clinical studies and other developmental activities for the Licensed Product in PBC in Japan as well as preparing and filing applications for regulatory approval and commercializing the Licensed Product in Japan. Kaken is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize, the Licensed Product in Japan, including obtaining pricing approval for the Licensed Product in Japan. The Company is obligated to supply to Kaken its requirements of Licensed Product for clinical and commercial use, which may be terminated upon specified circumstances, and with appropriate technology transfer.
The Company will deliver to Kaken data from its clinical trials, nonclinical studies and other pre-clinical
studies, as well as chemistry manufacturing and controls (CMC) data, minutes of meetings with regulatory authorities, and know-how
within the Company’s control that is reasonably necessary for Kaken to develop and seek regulatory approval of seladelpar for the treatment of PBC in Japan.
The Company is responsible for the completion of CMC development activities to enable future supply of the Licensed Product to Kaken and to enable Kaken to seek regulatory approval of the Licensed Product in Japan. The Company may also be requested by Kaken to conduct CMC activities specific to commercialization in Japan and provide other assistance.
In consideration of the license and other rights granted by the Company, Kaken made an upfront cash payment to the Company of ¥
4.5 billion (approximately
$34.2
million at contract inception date) and is obligated to pay potential milestone payments to the Company totaling up to
¥17.0
billion (approximately $
128.0
million at contract inception date) upon the achievement of certain regulatory and sales milestones. The commercial supply of the Licensed Products to Kaken will be provided based on a commercial supply agreement to be negotiated between the parties in the future.
The License Agreement may be early terminated by either party for material breach, upon a party’s insolvency or bankruptcy or upon a challenge by one party of any patents of the other party, and Kaken may terminate in specified situations, including for a safety concern, clinical failure or termination of an underlying in-license to the
Company. Kaken may also terminate the License Agreement at its convenience with specified prior notice.
Pursuant to the License Agreement, the Company and Kaken agreed to establish a joint steering committee to provide strategic oversight of both parties’ activities under the License Agreement.
The Company concluded that Kaken is a customer and that the arrangement represents a contract with a customer under the scope of ASC 606. The Company identified the following key promised goods and services under the arrangement: (1) the exclusive license to develop and commercialize seladelpar in Japan, including the initial transfer of the underlying technology and know-how;
(2) delivery of data gathered through the execution of the Company’s development activities for PBC to support Kaken’s regulatory filings in Japan; and (3) completing the Company’s global CMC development activities as necessary for the manufacture and supply of the Licensed Product to Kaken.
The license granted Kaken rights to certain intellectual property of the Company and was effective upon the execution of the License Agreement. However, the parties have not completed the transfer of the licensed technology and know-how
by March 31, 2023 and as such the related performance obligation was not satisfied as of March 31, 2023. Further, the Company’s data delivery performance obligation and the CMC development performance obligation have also not been delivered as of March 31, 2023.
As none of the performance obligations related to the License Agreement were satisfied as of March 31, 2023, no revenue was recognized during the quarter ended March 31, 2023. The initial transaction price consists of the upfront payment of ¥4.5 billion ($33.7 million at the time of receipt) which the Company received in January 2023. This amount was recorded in deferred revenue as of March 31, 2023 and is expected to be recognized during the year ending December 31, 2023 as various performance obligations are satisfied. The Company determined that the potential milestone payments and royalties, if recognized, are probable of significant revenue reversal, as their achievement is highly dependent on factors outside the Company’s control, and therefore represent variable consideration that is fully constrained and excluded from the transaction price as of March 31, 2023.

1
7

6. Stockholders’ Equity
Preferred and Common Stock Authorized
The Company is authorized to issue 10,000,000 shares of preferred stock and 200,000,000 shares of common stock as of March 31, 2023 and December 31, 2022.
Sale of Common Stock and Prefunded Warrants
On January 23, 2023, pursuant to a shelf registration statement on Form
S-3,
the Company issued a total of 11,821,428 shares of its common stock at $7.00 per share in an underwritten public offering. Concurrently, the Company sold to an existing investor who did not participate in the common stock sale a pre-funded
warrant to purchase up to an aggregate of 2,142,857 shares of common stock at a purchase price of $6.9999 per share, which represents the per share public offering price for the common stock less the $0.0001 per share exercise price for the pre-funded
warrant. The aggregate net proceeds to the Company from this offering was $92.4 million, after deducting underwriting discounts and commissions and other offering expenses.
The
pre-funded
warrants were determined to be equity classified; accordingly, proceeds received from their issuance were recorded as a component of stockholders’ equity within additional paid-in
capital. None of the January 2023
pre-funded
warrants were exercised and therefore remain outstanding as of March 31, 2023.
Pursuant to the Company’s

public equity offering completed in
November 2021
, the Company issued
pre-funded
warrants to purchase
3,125,000
shares of common stock at a price of $
3.9999
per share. These
pre-funded
warrants have an exercise price of $
0.0001
per share, were fully exercisable upon issuance, and have
no
expiration date. The Company determined that the
pre-funded
warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In
February 2023
,
pre-funded
warrants to purchase
625,000
shares of common stock from the November 2021equity financing were net
exercised
, resulting
in
624,992
 shares of common stock issued to the holders of the
pre-funded
warrants.
Pre-funded
warrants to purchase
4,642,857
shares of common stock were outstanding as of March
31
,
2023
.
At-the-Market
(ATM) Facility
In March 2023, the Company filed a registration statement on Form
S-3
with the SEC and entered into an
at-the-market
facility (ATM) to sell up to $100.0 million of common stock under the registration statement. To date, the Company has not sold any shares of common stock under the ATM.
7. Net Loss Per Common Share
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock equivalents outstanding during the period.
Pre-funded
warrants to purchase
shares of
common stock were included in the weighted-average common stock share equivalents outstanding for the three months ended March 31, 2023 and 2022.

In all periods presented, the Company’s outstanding stock options were excluded from the calculation of net loss per share because their effect would be antidilutive.
The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,

	2023	2022
Numerator:
Net loss	$(28,778)	$(27,769)
Denominator:
Weighted average number of:
Common stock shares outstanding	93,701,240	84,677,939
Pre-funded warrants outstanding	4,269,841	3,125,000

Total	97,971,081	87,802,939
Net loss per share	$(0.29)	$(0.32)
The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of net loss per share (in thousands):

	Three Months Ended March 31,

	2023	2022

Common stock options	17,591	14,180
Incentive awards	85	101

Total	17,676	14,281

1
9

8. Stock Plans and Stock-Based Compensation
Stock Plans
As of March 31, 2023, there were 3,067,331 shares available for future grants under the Company’s 2013 Equity Incentive Plan and no shares available for grant under the Company’s 2020 New Hire Plan. During the three months ended March 31, 2023, the Company granted
3,872,135
stock options which related to its option grants issued to employees and directors.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$1,601	$1,098
General and administrative	1,886	1,316

Total stock-based compensation expense	$3,487	$2,414

9. Commitments and Contingencies
Genfit Litigation
On January 15, 2021, Genfit S.A. (Genfit) filed a complaint against the Company in the U.S. District Court for the Northern District of California, alleging misappropriation of trade secrets and related causes of action based on the Company’s receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis. An Amended Complaint was filed on April 16, 2021 with substantially the same allegations. Genfit sought
damages in an unspecified amount as well as injunctive relief. On March 12, 2021, the Court granted a Temporary Restraining Order (later converted to a Preliminary Injunction), prohibiting the Company from accessing or disseminating the protocol synopsis, using any Genfit trade secrets contained therein or destroying any evidence related thereto. The Company filed a Motion to Dismiss the Amended Complaint that was granted on September 9, 2021, with leave to amend. Genfit filed a Second Amended Complaint on October 15, 2021 with substantially the same allegations and claims for relief as in the original complaint. The Company filed a Motion to Dismiss most of the Second Amended Complaint that was granted on January 21, 2022, without further leave to amend. What remained in the complaint was an alleged misappropriation of the protocol synopsis as a whole.
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

Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Seladelpar—Primary Biliary Cholangitis (PBC)

In July 2022, we completed enrollment of 193 patients in RESPONSE, a 52-week, double-blind, placebo-controlled, randomized, global Phase 3 registration study evaluating the safety and efficacy of seladelpar in PBC. The study enrolled patients who have an inadequate response to, or intolerance to ursodeoxycholic acid (UDCA), in a 2:1 randomization to oral, once daily seladelpar 10 mg or placebo. The primary outcome measure will be the composite biochemical responder rate at 52 weeks. A responder is defined as a patient who achieves an alkaline phosphatase (ALP) level less than 1.67 times the upper limit of normal with at least a 15% decrease from baseline and has a normal level of total bilirubin. Additional key outcomes of efficacy will compare the rate of normalization of ALP at 52 weeks and the change from baseline in level of pruritus at six months for patients with moderate to severe pruritus at baseline assessed by a numerical rating scale (NRS) recorded with an electronic diary. We expect to release top line data for RESPONSE in the third quarter of 2023.

In addition to RESPONSE, we are also actively enrolling eligible patients for our ASSURE trial, an open-label, long-term study intended to collect additional long-term safety and efficacy data to support registration. ASSURE is open to patients who were eligible for our previous long-term extension study that was terminated early in late 2019, including those patients from our previously completed Phase 2 open label study and our Phase 3 ENHANCE study, as well as patients who complete treatment in RESPONSE and certain Phase 1 studies. The ASSURE trial currently has over 200 patients enrolled and is expected to ultimately enroll in excess of 300 patients.

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

COVID-19

As a result of the COVID-19 situation, we may experience future disruptions that could impact aspects of our business, including our progress towards the initiation and completion of certain clinical trials and other drug development activities. COVID-19 has disrupted, and may continue to disrupt, aspects of our business, in particular in regard to the initiation and operation of clinical trial sites. Our collective research and development personnel and vendors, including our clinical research organization partners and contract manufacturing organizations, have adapted to COVID-19 as they continue to progress toward completion of our clinical trials. Other areas of potential risk include (i) operational interruptions or delays in our drug regulator interactions, whether with the FDA or comparable foreign regulatory agencies, (ii) the availability of third-party information systems and other cloud-based services that affect our ability to maintain our established financial reporting functions and internal controls over financial reporting, and (iii) our continued use of partially-remote (hybrid) operations, which could increase our cyber-security risk, create data accessibility concerns and may make us more susceptible to communication disruptions that in turn can adversely impact our business operations.

To date, there has been no adverse impact by COVID-19 on our ability to maintain our established financial reporting functions and internal controls over financial reporting; however, we cannot at this time predict the specific extent, duration, or full impact that the continuing COVID-19 situation will have on our future consolidated financial condition and operations. The impact of COVID-19 on our consolidated financial performance will depend on future COVID-19 developments, if any, which could result in unexpected costs to us. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements, as well as the reported revenues and expenses during the reporting periods. We base our estimates on historical experience and on various other factors that we believe to be materially reasonable under the circumstances, the results of which form our basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources, and evaluate our estimates on an ongoing basis. Actual results may materially differ from those estimates under different assumptions or conditions.

There have been no changes to our critical accounting policies, except for our revenue recognition policy with respect to the Kaken license agreement, since we filed our Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC on March 23, 2023. For a description of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2—Summary of Significant Accounting Policies in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a discussion of recent accounting pronouncements.

Results of Operations

General

To date, we have not generated any income from operations. As of March 31, 2023, we have an accumulated deficit of $901.6 million, primarily as a result of expenditures for research and development, general and administrative expenses and net interest expenses from inception to that date. Currently, our lead product candidate is in late stage development but will require additional work and regulatory approval before it can be fully licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate sufficient product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through equity offerings, debt financings or a combination of the foregoing.

Operating Results

Our results of operations for the three months ended March 31, 2023 and 2022 are presented below (in thousands):

	Three Months Ended March 31,		Change Q1 2023 vs. 2022
	2023	2022
Operating expenses:
Research and development	$18,551	$18,415	$136
General and administrative	8,324	6,087	2,237

Total operating expenses	26,875	24,502	2,373

Loss from operations	(26,875)	(24,502)	(2,373)
Other income (expense), net:
Interest income	2,013	98	1,915
Interest expense	(4,403)	(3,365)	(1,038)
Other income	487	—	487

Total other income (expense), net	(1,903)	(3,267)	1,364

Net loss	$(28,778)	$(27,769)	$(1,009)

Research & Development Expenses

Conducting research and development is central to our business model. Research and development expenses increased $0.1 million to $18.6 million from $18.4 million for the three months ended March 31, 2023 and 2022, respectively. We expect that our research and development expenses will increase in the future primarily due to costs associated with our ongoing late-stage development of seladelpar in PBC.

Research and development expenses are detailed further in the table below (in thousands):

	Three Months Ended March 31,		Change Q1 2023 vs 2022
	2023	2022
Project costs:
Seladelpar PBC clinical studies	$7,318	$9,273	$(1,955)
Seladelpar drug manufacturing & development	1,329	2,256	(927)
Seladelpar and non-seladelpar other studies	689	100	589

Total project costs	9,336	11,629	(2,293)
Internal research and development costs	9,215	6,786	2,429

Total research and development	$18,551	$18,415	$136

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring materials and manufacturing drug products for use in clinical trial and other research activities; and

•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Comparison of the three months ended March 31, 2023 and 2022

Total project costs decreased $2.3 million to $9.3 million from $11.6 million for the three months ended March 31, 2023 and 2022, respectively. The decrease was mostly due to the completion of enrollment of our RESPONSE trial and lower spending in drug manufacturing and development for PBC during the three months ended March 31, 2023. Project costs for the three months ended March 31, 2023 and 2022 primarily consisted of seladelpar-related clinical trial expenses for PBC. Internal research and development costs increased by $2.4 million to $9.2 million from $6.8 million for the three months ended March 31, 2023 and 2022, respectively, primarily due to higher employee compensation incurred in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, as we continued to hire additional research and development personnel to support our clinical studies. As we continue to progress late-stage development of seladelpar in PBC we expect research and development expenses to increase in the future.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.

Comparison of the three months ended March 31, 2023 and 2022

General and administrative expenses increased by $2.2 million to $8.3 million from $6.1 million for the three months ended March 31, 2023 and 2022, respectively. The increase was driven primarily by an increase in in headcount in general and administrative personnel in the three months ended March 31, 2023 when compared to three months ended March 31, 2022, as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities. We expect these types of general and administrative expenses to continue to increase in the future as we further expand support for our ongoing drug development activities and as we begin to conduct initiatives to plan and prepare for potential commercialization of seladelpar in PBC.

Other Income (Expense), Net

Other income (expense), net includes interest expense related to the accretion of the development financing liability recorded in connection with the July 2021 Abingworth Development Financing Agreement (the Financing Agreement) using the effective interest method, net of interest income earned on our marketable securities portfolio and other income. Other income (expense), net, decreased $1.4 million to $1.9 million from $3.3 million for the three months ended March 31, 2023 and 2022, respectively primarily due to an increase in interest income of $1.9 million that was driven by higher prevailing interest rates from investments held in our portfolio and an increase in other income of $0.5 million comparatively. This increase in interest income was partially offset by an increase in interest expense of $1.0 million related to our Abingworth development financing liability.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At March 31, 2023, cash, cash equivalents and marketable securities totaled $236.4 million, compared to $135.5 million at December 31, 2022.

Development Financing

On July 30, 2021, we entered into a Development Financing Agreement (the Financing Agreement) with Abingworth to obtain funding to support our development of seladelpar for the treatment of PBC. We received $75.0 million in funding pursuant to the Financing Agreement, of which $25 million was received in August 2021, $25 million was received in November 2021 and $25 million was received in January 2022.

Collaboration and License Agreement

On January 6, 2023, we entered into a Collaboration and License Agreement (the License Agreement) with Kaken Pharmaceutical Co., Ltd. Pursuant to the License Agreement, we granted Kaken an exclusive license to develop and commercialize seladelpar for the treatment of PBC in Japan. In exchange for the license and other rights granted by us, Kaken paid us ¥4.5 billion ($34.2 million at exchange rates in effect at contract inception date) in January 2023 and they are also obligated to make aggregate potential future milestone payments to us totaling up to ¥17.0 billion ($128.0 million at exchange rates in effect at contract inception date) upon Kaken’s achievement of certain regulatory and sales milestones. We are obligated to manufacture and supply seladelpar to Kaken for use in the territory in exchange for payments from Kaken as defined in the License Agreement. We will deliver to Kaken data from our clinical trials, nonclinical studies and other pre-clinical data, chemistry manufacturing and controls (CMC) data, minutes of meetings with regulatory authorities, and know-how that is controlled by us that is reasonably necessary for Kaken to seek regulatory approval in Japan. We may also be requested by Kaken to conduct CMC activities specific to commercialization in Japan and provide other assistance.

The License Agreement is effective until the date upon which (a) the royalty term has expired in Japan for the final licensed product, or (b) the License Agreement is earlier terminated (the Initial Term). After the Initial Term, the License Agreement will be automatically renewed for 2-year periods, unless either party has given the other party a written notice not to renew the License Agreement.

The License Agreement may be early terminated by either party for material breach, upon a party’s insolvency or bankruptcy or upon a challenge by one party of any patents of the other party, and Kaken may terminate in specified situations, including for a safety concern, clinical failure or termination of an underlying in-license to us from Janssen Pharmaceutica NV. Kaken may also terminate the License Agreement at its convenience with specified prior notice.

Pursuant to the License Agreement, we and Kaken agreed to establish a joint steering committee to provide strategic oversight of both parties’ activities under the License Agreement.

During the quarter ended March 31, 2023, the parties did not complete the transfer of the licensed technology and know-how subject to the License Agreement and as such no revenue was recognized on the associated performance obligation. Further, our data delivery performance obligation and the CMC development performance obligation have also not been delivered as of March 31, 2023, and accordingly, no revenue was recognized during the quarter ended March 31, 2023 for each of these performance obligations. We determined that the potential milestone payments and royalties, if recognized, are probable of significant revenue reversal as their achievement is highly dependent on factors outside our control, and therefore represent variable consideration that is fully constrained and excluded from the transaction price as of March 31, 2023.

Sale of Common Stock and Pre-funded Warrant

On January 23, 2023, we sold 11,821,428 shares of common stock at $7.00 per share and a pre-funded warrant to purchase 2,142,857 shares of common stock at $6.9999 per share in a public equity offering (the January 2023 public equity offering), for total gross offering proceeds of approximately $97.7 million. The net proceeds from this offering were $92.4 million after deducting the underwriting discount and other offering expenses. We anticipate using the offering proceeds to fund ongoing development of seladelpar and for working capital and general corporate purposes.

At-the-Market (ATM) Facility

In March 2023, we filed a registration statement on Form S-3 with the SEC and entered into an at-the-market facility (ATM) to sell up to $100.0 million of common stock under the registration statement. To date, we have not sold any shares of common stock under the ATM.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$6,431	$(25,362)
Net cash (used in) investing activities	(60,642)	(50,990)
Net cash provided by financing activities	93,070	24,541

Net increase (decrease) in cash and cash equivalents	$38,859	$(51,811)

Operating Activities: Net cash provided by operating activities for the three months ended March 31, 2023 increased by $31.8 million to $6.4 million as compared to net cash used in operating activities of $25.4 million for the same period in the prior year, primarily due to an increase of $33.7 million of deferred collaboration revenue related to cash received from a collaboration arrangement with Kaken, partially offset by an increase in our net loss to $28.8 million from $27.8 million in the comparable prior year period due to the expansion of late-stage clinical trial activities related to the seladelpar development program. In addition, cash was used to fund changes in our working capital due to the timing of payments.

Investing Activities: Net cash used in investing activities was $60.6 million for the three months ended March 31, 2023, compared to $51.0 million provided by investing activities for the same period in the prior year, primarily due to the timing of our investments and maturities of marketable securities and portfolio risk management.

Financing Activities: Net cash provided by financing activities was $93.0 million for the three months ended March 31, 2023, which mostly consisted of net proceeds of $92.4 million received from the January 2023 public equity offering.

Capital Requirements

We have incurred operating losses since inception and had an accumulated deficit of $901.6 million at March 31, 2023. As of March 31, 2023, we had cash, cash equivalents and marketable securities of approximately $236.4 million, which we believe is sufficient to fund our current operating plan through the third quarter of 2024.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2023 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Vice President, Finance, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Vice President, Finance concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working in a hybrid remote model due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On January 15, 2021, Genfit S.A. (Genfit) filed a complaint against us in the U.S. District Court for the Northern District of California, alleging misappropriation of trade secrets and related causes of action based on our receipt of a Genfit protocol synopsis for Genfit’s Phase 3 clinical trial of its drug candidate elafibranor in patients with primary biliary cholangitis. An Amended Complaint was filed on April 16, 2021 with substantially the same allegations. Genfit sought damages in an unspecified amount as well as injunctive relief. On March 12, 2021, the court granted a Temporary Restraining Order (later converted to a Preliminary Injunction), prohibiting us from accessing or disseminating the protocol synopsis, using any Genfit trade secrets contained therein or destroying any evidence related thereto. We filed a Motion to Dismiss the Amended Complaint that was granted on September 9, 2021, with leave to amend. Genfit filed a Second Amended Complaint on October 15, 2021 with substantially the same allegations and claims for relief as in the original complaint. We filed a Motion to Dismiss the Second Amended Complaint that was granted on January 21, 2022, without further leave to amend. What remained in the complaint was an alleged misappropriation of the protocol synopsis as a whole. We filed our Answer to what remained of the Second Amended Complaint on February 4, 2022. On February 21, 2023, the parties entered into a Settlement Agreement and the action was dismissed with prejudice. We did not admit to any liability and the litigation has been resolved completely.

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

RISK FACTOR SUMMARY

We are subject to a number of risks that if realized could materially harm our business, prospects, operating results, and financial condition. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A of this Form 10-Q “Risk Factors.” Please carefully consider all the information in this Form 10-Q, including the full set of risks set forth in the “Risk Factors” section, and in our other filings with the SEC before making an investment decision regarding CymaBay.

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

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of March 31, 2023, we had cash, cash equivalents and marketable securities totaling $236.4 million. To date, we have raised capital primarily through equity financings, licensing transactions and a structured finance arrangement. For example, in January 2023, we entered into a Collaboration and License Agreement with Kaken Pharmaceutical Co., Ltd. (Kaken), granting Kaken an exclusive license to commercialize and market seladelpar for the prevention or treatment of primary biliary cholangitis (PBC) in Japan in consideration for an upfront payment to the Company of $34.2 million that was paid in January 2023, potential milestone payments to the Company totaling up to ¥17.0 billion (approximately $128.0 million at contract inception date) for the achievement of certain regulatory and sales milestones in Japan and additional payments to the Company for the supply of seladelpar to Kaken. In January 2023, we sold 11,821,428 shares of common stock at $7.00 per share and a pre-funded warrant to purchase 2,142,857 shares of common stock at $6.9999 per share in a public equity offering for total gross offering proceeds of $97.7 million. In July 2021, we entered into a Development Financing Agreement with an affiliate of Abingworth LLP pursuant to which Abingworth provided $75 million in funding to the Company. We may need to raise additional equity and/or debt capital or enter into strategic transactions to fund our continued operations, including clinical trials, other product development and pre-commercialization activities. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.

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

Our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies;

•	the need for additional or expanded clinical studies;

•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration, validation and commercial programs;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs of our pre-commercialization activities;

•	the costs of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	macroeconomic conditions that may impact the Company’s operations and financial condition; and

•	the effect of competing products and market developments.

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

In July 2021, we entered into a Development Financing Agreement with Abingworth, pursuant to which Abingworth has provided $75 million in funding to us to support our development of seladelpar for the treatment of PBC. Pursuant to the Financing Agreement, we are required to use commercially reasonable efforts to develop seladelpar and complete our development program in accordance with the Financing Agreement and an agreed timeline. In return, we are obligated to pay to Abingworth (1) upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided and (2) variable success payments equal to 1.1x of the funding provided upon first reaching certain U.S. product sales milestones. At the time that Abingworth receives, collectively, an aggregate of 3.1x of the funding provided, our payment obligations under the Financing Agreement will be fully satisfied.

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

We have a small number of clinical sites in Russia in our RESPONSE clinical trial and in our ASSURE clinical trial. Because of continuing military action in Ukraine we suspended all clinical trial activity in Ukraine. Ongoing geo-political turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have also caused us to begin to wind down clinical trial activity in Russia. We expect clinical trial activity in Russia to terminate by the end of the fourth quarter of 2023. The ongoing military action and sanctions may still affect our RESPONSE and ASSURE clinical trials in Russia prior to completion of our wind down. In addition, sites and site personnel may not be able to continue in the trials and we may need to suspend or terminate the trials in Russia prior to the end of our expected wind down. While we have only a small number of clinical sites and enrolled patients in Russia, these disruptions and potential suspensions could complicate the analysis of data from subjects in Russia.

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

While the COVID-19 outbreak has not materially adversely affect our business operations, economic and health conditions in the United States and across most of the globe have continued to change. As a result of COVID-19, we have experienced and may continue to experience disruptions that could impact aspects of our business, including our progress towards the completion of our clinical studies and other drug development activities. Possible future disruptions are currently difficult to foresee and include, but are not limited to, potential risk areas as noted below:

•

We are currently managing clinical trials and expect to begin clinical trials in geographies that are affected by COVID-19. While we have not experienced material impacts to our clinical activities to date, we are observing impacts due to COVID-19, including reluctance of subjects to enroll in clinical studies, restrictions impacting study personnel and trial participants, personnel shortages at clinical sites and operations and facility restrictions impacting trial operations. We believe that COVID-19 will have a continuing impact on various aspects of our clinical activities in the future. For example, pandemic-related reluctance or restrictions, including curtailment of activities, could reduce or slow the rate of patient enrollment in our clinical trials, and impair the ability to efficiently treat patients at investigator sites. Additionally, our employees, representatives from our clinical research organization partners, and study investigators may be required to delay, or alter, their approach to complete work on our trials.

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

We and our CSPs are required to comply with the FDA’s guidance, which follows the International Council on Harmonisation Good Clinical Practice (ICH GCP), which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical development. The FDA enforces the ICH GCP through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CSPs fail to comply with the ICH GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Our CSPs are not our employees, and we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. These CSPs may also have relationships with other entities, including our competitors, for whom they may also be conducting clinical studies, or other drug development activities that could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our confidential information, including our intellectual property, by CSPs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology, among other things. If our CSPs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

Significant additional capital may be needed in the future to continue our product development efforts in current and future clinical trials and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of March 31, 2023 was 3,067,331 shares.

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

Item 6.	Exhibits

Incorporation by Reference
Exhibit No.	Description of Document	Form	Sec. File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10/A	000-55021	3.1	10/17/2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	000-36500	3.1	6/26/2020

3.3	Amended and Restated By-Laws.	10/A	000-55021	3.2	10/17/2013

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1	Notice of Resignation and Transition Agreement, dated February 17, 2023, between the registrant and Dennis Kim.	8-K	001-36500	10.1	2/23/2023

10.2	Collaboration and License Agreement, dated January 6, 2023, between CymaBay Therapeutics, Inc. and Kaken Pharmaceutical Co., Ltd.	10-K	001-36500	10.12	3/23/2023

31.1+	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2+	Certification of Vice President, Finance (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1++	Certification of President and Chief Executive Officer (Principal Executive Officer) and Vice President, Finance (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

+	Filed herewith.
++	Furnished herewith.
#	Certain portions of this exhibit have been omitted because the omitted portions are both not material and is the type of information that CymaBay treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2023

By:	/s/ Daniel Menold
Daniel Menold
Vice President, Finance
(Principal Financial and Accounting Officer)

Date:	May 15, 2023