Form 10-Q
period 2023-06-30
CymaBay Therapeutics, Inc.
filed 2023-08-10
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2023, there were 98,150,137 shares of the registrant’s common stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CymaBay Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	June 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$35,482	$20,291
Marketable securities	178,362	115,194
Prepaid expenses and other current assets	10,227	2,588

Total current assets	224,071	138,073
Property and equipment, net	626	701
Operating lease right-of-use asset	99	169
Other assets	1,854	2,909

Total assets	$226,650	$141,852

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,589	$1,096
Accrued research and development expenses	4,838	6,530
Deferred collaboration revenue—current portion	1,632	—
Other accrued liabilities	6,835	7,815

Total current liabilities	17,894	15,441
Development financing liability	99,248	90,227
Long-term portion of operating lease liability	—	30
Deferred collaboration revenue—non-current portion	1,100	—

Total liabilities	118,242	105,698
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 97,804,712 and 84,681,063 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	17	8
Additional paid-in capital	1,010,958	909,329
Accumulated other comprehensive loss	(124)	(326)
Accumulated deficit	(902,443)	(872,857)

Total stockholders’ equity	108,408	36,154

Total liabilities and stockholders’ equity	$226,650	$141,852

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Collaboration revenue	$31,016	$—	$31,016	$—
Operating expenses:
Research and development	19,537	17,891	38,088	36,306
General and administrative	11,578	5,878	19,902	11,965

Total operating expenses	31,115	23,769	57,990	48,271

Loss from operations	(99)	(23,769)	(26,974)	(48,271)
Other income (expense), net:
Interest income	2,627	321	4,640	419
Interest expense	(4,618)	(3,648)	(9,021)	(7,013)
Other income	1,282	2	1,769	2

Total other income (expense), net	(709)	(3,325)	(2,612)	(6,592)

Net loss	$(808)	$(27,094)	$(29,586)	$(54,863)

Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities, net of tax	(54)	(222)	202	(428)

Total other comprehensive (loss) income	(54)	(222)	202	(428)

Comprehensive loss	$(862)	$(27,316)	$(29,384)	$(55,291)

Basic and diluted net loss per common share	$(0.01)	$(0.31)	$(0.30)	$(0.62)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	102,150,390	87,802,939	100,072,281	87,802,939
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(29,586)	$(54,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	410	343
Stock-based compensation expense	6,837	4,806
Accretion of development financing liability	9,021	7,013
Net (accretion) amortization of investments in marketable securities	(3,308)	32
Changes in assets and liabilities:
Prepaid expenses and other current assets	(6,958)	1,836
Other assets	1,055	(1,306)
Accounts payable	3,493	(1,674)
Deferred collaboration revenue	2,732	—
Accrued research and development expenses	(1,692)	(2,724)
Other accrued liabilities	(1,010)	(1,265)

Net cash used in operating activities	(19,006)	(47,802)
Investing activities
Purchases of property and equipment	(265)	(124)
Purchases of marketable securities	(160,208)	(115,463)
Proceeds from maturities of marketable securities	100,550	65,795

Net cash used in investing activities	(59,923)	(49,792)
Financing activities
Proceeds from issuance of common stock pursuant to equity award plans	1,760	—
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	92,360	(459)
Proceeds from development financing	—	25,000

Net cash provided by financing activities	94,120	24,541

Net increase (decrease) in cash and cash equivalents	15,191	(73,053)
Cash and cash equivalents at beginning of period	20,291	125,806

Cash and cash equivalents at end of period	$35,482	$52,753

Supplemental disclosures:
Supplemental operating activities
Cash paid for amounts included in the measurement of lease liabilities	$353	$342
Supplemental non-cash financing activities
Unsettled stock option exercise proceeds	$681	$—
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances as of December 31, 2022	84,681,063	$8	$909,329	$(326)	$(872,857)	$36,154
Issuance of common stock upon exercise of stock options and awards	203,077	—	710	—	—	710
Issuance of common stock and pre-funded warrants, net of $5,390 issuance costs	11,821,428	9	92,351	—	—	92,360
Exercise of pre-funded warrants	624,992	—	—	—	—	—
Stock-based compensation expense	—	—	3,487	—	—	3,487
Net loss	—	—	—	—	(28,778)	(28,778)
Net unrealized gain on marketable securities	—	—	—	256	—	256

Balances as of March 31, 2023	97,330,560	$17	$1,005,877	$(70)	$(901,635)	$104,189

Issuance of common stock upon exercise of stock options and awards	474,152	—	1,731	—	—	1,731
Stock-based compensation expense	—	—	3,350	—	—	3,350
Net loss	—	—	—	—	(808)	(808)
Net unrealized loss on marketable securities	—	—	—	(54)	—	(54)

Balances as of June 30, 2023	97,804,712	$17	$1,010,958	$(124)	$(902,443)	$108,408

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances as of December 31, 2021	84,677,939	$8	$899,798	$(13)	$(766,856)	$132,937
Issuance costs related to issuance of common stock and pre-funded warrants	—	—	5	—	—	5
Stock-based compensation expense	—	—	2,414	—	—	2,414
Net loss	—	—	—	—	(27,769)	(27,769)
Net unrealized loss on marketable securities	—	—	—	(206)	—	(206)

Balances as of March 31, 2022	84,677,939	$8	$902,217	$(219)	$(794,625)	$107,381

Stock-based compensation expense	—	—	2,392	—	—	2,392
Net loss	—	—	—	—	(27,094)	(27,094)
Net unrealized loss on marketable securities	—	—	—	(222)	—	(222)

Balances as of June 30, 2022	84,677,939	$8	$904,609	$(441)	$(821,719)	$82,457

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
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three and six months ended June 30, 2023, the Company incurred a net loss of $0.8 million and $29.6 million, respectively, and during the six months ended June 30, 2023, used $19.0 million of cash in operations. At June 30, 2023, the Company had an accumulated deficit of $902.4 million.
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
As of June 30, 2023, the Company had cash, cash equivalents and marketable securities totaling $213.8 million, which the Company believes is sufficient to fund its current operating plan for at least twelve months from the issuance date of its financial statements. The Company has historically obtained, and expects to obtain in the future, additional financing to fund its business strategy through: future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition. Market volatility could also adversely impact the Company’s investments as well as its ability to access capital when and as needed. Failure to raise sufficient capital when needed could require the Company to significantly delay, scale back or discontinue one or more of its product development programs or commercialization efforts, or other aspects of its business plans, and the Company’s operating results and financial condition would be adversely affected.

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
as filed with the SEC on March 23, 2023. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the entire year ending December 31, 2023 or future operating periods.
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
Collaboration Revenues
The Company periodically enters into collaboration arrangements with third party collaborators, under which the Company may license certain rights to its intellectual property to permit collaborators to further develop, manufacture and/or commercialize its drug candidates. The terms of these agreements typically include, but are not limited to, payments to the Company for one or more of the following: nonrefundable, upfront license fees; development and commercial milestones whose payment is typically contingent upon milestone achievement; funding of research and/or development activities; product supply; and royalties on net sales of licensed products.
For each collaboration agreement that results in revenues, the Company identifies all material promised goods and services, which may include, but are not limited to, one or more of the following: a license to intellectual property and know-how,
research and development information and or services, and product supply. Promised goods or services are separate performance obligations if they are distinct. To determine the transaction price to be allocated to each performance obligation, in addition to any upfront payment, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. The Company constrains the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur in future reporting periods. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that increase the likelihood of a significant reversal of previously recognized revenue and revenue-related amounts in future reporting periods. These estimates are re-assessed
each reporting period as necessary depending on the facts and circumstances of each contract.
Once the estimated transaction price is established, amounts are allocated to identified performance obligations. The transaction price is generally allocated to each separate performance obligation based on its estimated standalone selling price (SSP). To determine SSPs, the Company uses various estimation methods, including the adjusted market assessment approach, which utilizes prices observable in the market for similar goods and services, the expected cost plus a margin approach, as well as applies valuation techniques involving projected discounted cash flows. These approaches may include the use of assumptions and estimates requiring significant judgement.
The Company recognizes the amount of the transaction price allocated to each respective performance obligation as revenue when the performance obligation is satisfied or as it is satisfied. If a performance obligation is satisfied over time, the Company applies an appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company receives payments from its customers based on payment terms established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.
If the arrangement includes optional goods and services, the Company assesses whether delivery of such goods and services requires the customer to pay fees consistent with their standalone selling prices, or if customer may be entitled to incremental discounts that it would not have received without entering into the agreement and committing to purchase the initial goods and services. The presence of such discounts indicates the customer has received material rights which also represent performance obligations.
Upfront License Fees:
 If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, upfront license fees allocated to the license at a point in time when the license is effective and the underlying intellectual property has been made available to the collaborator and the collaborator is able to use and benefit from the license. For licenses that are not distinct and are bundled with other promised goods and services, the Company utilizes judgment to assess the nature of the performance obligation to determine whether it is satisfied over time or at a point in time.
Development and Regulatory Milestone Payments
: Depending on facts and circumstances, the Company may conclude that it is appropriate to include a milestone payment in the estimated transaction price using the most likely amount method or that it is appropriate to fully constrain the milestone. A milestone payment is included in the transaction price in the reporting period when the Company concludes that it is probable that recording revenue in the period will not result in a significant reversal of revenue in future periods. The Company may record revenues from certain milestones in a reporting period before the milestone is achieved if it concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. Revenue from milestones is recognized to the extent of progress made in satisfying the associated performance obligation(s). The Company records a corresponding contract asset when this conclusion is reached. Milestone payments that have not been included in the transaction price to date are fully constrained. These milestones remain fully constrained until the Company concludes that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. The Company re-evaluates
the probability of achievement of such development and regulatory milestones and any related constraint each reporting period. The Company adjusts its estimate of the overall transaction price, including the amount of licensing revenue that was recorded, if necessary.
Sales-based Milestone and Royalty Payments:
 The Company’s collaborators may be required to pay it sales-based milestone payments or royalties on future sales of commercial products. The Company recognizes revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the collaborator’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case provided that the license to its intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.
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

Level 3—Inputs that are significant to the fair value measurement and are unobservable (i.e., supported by little or no market activity), which requires the reporting entity to develop its own valuation techniques and assumptions.
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
The following tables present the Company’s financial assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$28,261	$—	$—	$28,261

Total cash equivalents	28,261	—	—	28,261
Marketable securities:
U.S. and foreign commercial paper	—	75,548	—	75,548
U.S. and foreign corporate debt securities	—	7,441	—	7,441
U.S. agency securities	—	26,395	—	26,395
U.S. treasury securities	—	68,978	—	68,978

Total marketable securities	—	178,362	—	178,362

Total assets measured at fair value	$28,261	$178,362	$—	$206,623

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,770	$—	$—	$9,770

Total cash equivalents	9,770	—	—	9,770
Marketable securities:
U.S. and foreign commercial paper	—	46,121	—	46,121
U.S. and foreign corporate debt securities	—	24,807	—	24,807
Supranational debt securities	—	12,890	—	12,890
U.S. agency securities	—	7,759	—	7,759
U.S. treasury securities	—	23,617	—	23,617

Total marketable securities	—	115,194	—	115,194

Total assets measured at fair value	$9,770	$115,194	$—	$124,964

The Company estimates the fair value of its money market funds, corporate debt, commercial paper, U.S. treasury securities, U.S agency securities, and supranational debt securities by taking into consideration data obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.
As of June 30, 2023, the fair value of the Company’s development financing liability is $88.8 million. The development financing liability is classified as level 3 under the fair value hierarchy, as its valuation is based on a discounted cash flow model that uses unobservable inputs such as the estimated timing of regulatory approval, attainment of certain sales milestones and the discount rate.

Cash, Cash Equivalents, and Marketable Securities
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, and money market funds.
The Company invests excess cash in marketable securities with high credit ratings. These securities consist of corporate debt securities, commercial paper, U.S. agency securities, U.S. treasury securities, and supranational debt securities and are classified as
“available-for-sale.”
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

Unrealized
gains and losses of the Company’s
available-for-sale
marketable securities as of June 30, 2023 and December 31, 2022 are presented in the tables below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2023:
Cash equivalents:
Money market funds	$28,261	$—	$—	$28,261

Total cash equivalents	28,261	—	—	28,261
Current marketable securities:
U.S. and foreign commercial paper	75,548	—	—	75,548
U.S. and foreign corporate debt securities	7,476	—	(35)	7,441
U.S. agency securities	26,428	—	(33)	26,395
U.S. treasury securities	69,034	6	(62)	68,978

Total current marketable securities	178,486	6	(130)	178,362

Total marketable securities	$206,747	$6	$(130)	$206,623

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2022:
Cash equivalents:
Money market funds	$9,770	$—	$—	$9,770

Total cash equivalents	9,770	—	—	9,770
Current marketable securities:
U.S. and foreign commercial paper	46,121	—	—	46,121
U.S. and foreign corporate debt securities	24,964	—	(157)	24,807
Supranational debt securities	12,946	—	(56)	12,890
U.S. agency securities	7,782	16	(39)	7,759
U.S. treasury securities	23,707	2	(92)	23,617

Total current marketable securities	115,520	18	(344)	115,194

Total marketable securities	$125,290	$18	$(344)	$124,964

The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of June 30, 2023 (in thousands):

Due less than 1 year	$178,362
Due between 1 and 2 years	—

Total fair value	$178,362

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
Certain materials and key components that the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in a new drug application (NDA) filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.
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
non-clinical
studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred, including expenses that may or may not be reimbursed under research and development funding arrangements. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid assets until the goods are received or services are rendered. Such payments are evaluated for current or long-term classification based on when they will be realized. Additionally, if expectations change such that the Company does not expect goods to be delivered or services to be rendered, and provided such payments are nonrefundable, they are charged to expense.
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
Development Financing Agreement
The Company accounts for the Development Financing Agreement (the Financing Agreement) (see Note 5) as a debt instrument. Accordingly, the Company has recorded payments received under the Financing Agreement as part of a development financing liability in the Company’s condensed consolidated balance sheet. The liability is recorded at amortized cost and accreted to the contractual success fee amounts based on the estimated timing of regulatory approval and attainment of certain sales milestones using an imputed interest rate. Certain transaction fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and are being amortized to interest expense using the effective interest rate method.

1

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
The Company identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the Company determined the fair value of these features, both individually and in the aggregate, was immaterial at inception and as of June 30, 2023. The fair value of these features will be assessed at each reporting date and will be marked to market, if material. To determine the amount to record for the embedded derivative liabilities, the Company must assess the probability of occurrence of various potential future events that could affect the timing and/or amount of future cash flows related to the Financing Agreement.
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

1

3. Other Accrued Liabilities
Other accrued liabilities consist of (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$3,549	$5,779
Accrued professional fees and other	2,912	1,372
Current portion of operating lease liability	374	664

Total other accrued liabilities	$6,835	$7,815

4. Collaboration and License Agreement
On January 6, 2023, the Company entered into a Collaboration and License Agreement (the License Agreement) with Kaken Pharmaceuticals Co., Ltd (Kaken). The Company granted Kaken an exclusive license to develop and commercialize seladelpar (the Licensed Product) for the treatment of primary biliary cholangitis (PBC) in Japan.
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
The License Agreement also obligates the Company to transfer the licensed technology and know-how
to Kaken (which was completed during the three months ended June 30, 2023). Such initial technology transfer comprises existing data and information related to the Company’s clinical trials, nonclinical studies, and other pre-clinical
studies, as well as certain chemistry manufacturing and controls (CMC) data and information. The Company is further obligated to deliver to Kaken data and information from its ongoing clinical trials, CMC data, and other information that is reasonably necessary for Kaken to develop and seek regulatory approval of seladelpar for the treatment of PBC in Japan.
The Company agreed to supply to Kaken its requirements of Licensed Product for clinical and commercial use, which may be terminated upon specified circumstances, and with appropriate technology transfer. The clinical and commercial supply of the Licensed Products to Kaken will be provided based on supply agreements whose terms are to be negotiated and finalized between the parties in the future. The Company is also responsible for the completion of global CMC development activities to enable future commercial supply of the Licensed Product to Kaken. The Company may also be requested by Kaken to conduct CMC activities specific to commercialization in Japan and to provide other assistance.
Pursuant to the License Agreement, the Company and Kaken also agreed to establish a joint steering committee to provide strategic oversight of both parties’ activities under the License Agreement.
The License Agreement may be early terminated by either party for material breach, upon a party’s insolvency or bankruptcy or upon a challenge by one party of any patents of the other party, and Kaken may terminate in specified situations, including for a safety concern, clinical failure, or termination of an underlying in-license to the
Company. Kaken may also terminate the License Agreement at its convenience with specified prior notice.
In consideration of the license and other rights granted by the Company, Kaken made an upfront cash payment to the Company of ¥4.5 billion in January 2023 (or $34.2 million, comprised of $33.7 million of contract consideration and a $0.5 million foreign exchange gain recorded in the three months ended March 31, 2023) and is obligated to pay potential milestone payments to the Company totaling up to ¥17.0 billion (approximately $128.0 million at contract inception date) upon the achievement of certain regulatory and sales milestones.
The Company concluded that Kaken is a customer and that the arrangement represents a contract with a customer under the scope of ASC 606. The Company identified the following key promised goods and services that represent performance obligations under the arrangement:

(1)	the exclusive license to develop and commercialize seladelpar in Japan, including the initial transfer of the underlying technology and know-how ,

1

(2)
delivery of data gathered through the execution of the Company’s ongoing development activities for PBC to support Kaken’s regulatory filings in Japan which will occur at specific points in time when such information is available
, and

(3)	completing the Company’s global CMC development activities and the reporting of such activities for the manufacture and supply of the Licensed Product to Kaken.
To determine the standalone selling price of each performance obligation above, estimation approaches involving significant estimates and assumptions were used that include but are not limited to, expected market opportunity and pricing, future clinical trial and CMC development costs, timelines, and likelihood of success of clinical and regulatory activities. To determine the standalone selling price of the license, the Company used a discounted cash flow analysis of projected cash flows and potential revenues from the commercial sale of seladelpar in Japan. To determine the standalone selling prices of the Company’s obligation to deliver data from ongoing development activities and its obligation to complete global CMC development activities, the expected cost plus margin approach was used.
For the three and six months ended June 30, 2023, the Company recognized $31.0 million of collaboration revenue related to the $33.7 million upfront fee. The $31.0 million of collaboration revenue recognized relates to the completion of the initial technology transfer associated with the license to develop and commercialize seladelpar in Japan. The remaining $2.7 million portion of the upfront fee is deferred and will be recognized on completion of the Company’s ongoing clinical data delivery and CMC development performance obligations. This deferred collaboration revenue is expected to be recognized as the remaining performance obligations are satisfied at different points in time in the future. Of the $2.7 million balance of deferred collaboration revenue, $1.1 million is classified as non-current
on the Company’s condensed consolidated balance sheet, as this portion of the deferred collaboration revenue balance is expected to be recognized beyond twelve months from the balance sheet date. All future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained as they are contingent on the achievement of development activities, regulatory approvals and sales-based milestones as defined in the License Agreement. Additionally, the Company expects that any consideration related to sales-based milestones will be recognized if/when the subsequent sales occur.
5. Development Financing Agreement
On July 30, 2021 (the Effective Date), the Company entered into a Development Financing Agreement (the Financing Agreement) with an affiliate of Abingworth LLP (Abingworth) to provide funding to the Company to support its development of seladelpar for the treatment of PBC. The Financing Agreement provided the Company $75.0 million in base funding, of which $25.0 million was provided in August 2021, $25.0 million was provided in November 2021, and $25.0 million was provided in January 2022. The use of proceeds from the funding is limited to PBC “Development Program” costs incurred or paid as defined in the Financing Agreement. In return, the Company will pay to Abingworth:
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

1

The Financing Agreement provides for negative, affirmative and additional covenants, which the Company must comply with for the duration of the Financing Agreement term. As of June 30, 2023, the Company was in compliance with all covenants stipulated in the Financing Agreement.
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
The Company identified certain contingent repayment features in the agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the fair value of these features was immaterial at the Effective Date and as of June 30, 2023. The fair value of the embedded derivative liabilities will be assessed at subsequent reporting dates if material.
As of June 30, 2023, the development financing liability was classified as a long-term liability, as the Company expects the related repayments to take place between late 2024 and 2030 for purposes of the model used to calculate its carrying value. The imputed interest rate on the unamortized portion of the development financing liability was approximately 19.2% as of June 30, 2023.
6. Stockholders’ Equity
Preferred and Common Stock Authorized
The Company is authorized to issue 10,000,000 shares of preferred stock and 200,000,000 shares of common stock as of June 30, 2023 and December 31, 2022.

1

Sale of Common Stock and Prefunded Warrants
On January 23, 2023, pursuant to a shelf registration statement on Form
S-3,
the Company issued a total of 11,821,428 shares of its common stock at $7.00 per share in an underwritten public offering
 (January 2023 public offering).
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
capital. None of the January 2023
pre-funded
warrants were exercised and therefore remain outstanding as of June 30, 2023.
Pursuant to the Company’s public equity offering completed in November 2021, the Company issued pre-funded
warrants to purchase 3,125,000 shares of common stock at a price of $3.9999 per share
 (November 2021 public offering).
These
pre-funded
warrants have an exercise price of $0.0001 per share, were fully exercisable upon issuance, and have no expiration date. The Company determined that the pre-funded
warrants should be equity classified because they are freestanding financial instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of shares of common stock upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In February 2023, pre-funded
warrants to purchase 625,000 shares of common stock from the November 2021equity financing were net exercised, resulting in 624,992 shares of common stock issued to the holders of the pre-funded
warrants.
Pre-funded
warrants from the above November 2021 and January 2023 public equity offerings to purchase 4,642,857 shares of common stock were outstanding as of June 30, 2023.
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
Pre-funded
warrants to purchase shares of common stock were included in the weighted-average common stock share equivalents outstanding for the three and six months ended June 30, 2023 and 2022.

1

In all periods presented, the Company’s outstanding stock options were excluded from the calculation of net loss per share because their effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(808)	$(27,094)	$(29,586)	$(54,863)
Denominator:
Weighted average number of:
Common stock shares outstanding	97,507,533	84,677,939	95,614,901	84,677,939
Pre-funded warrants outstanding	4,642,857	3,125,000	4,457,380	3,125,000

Total	102,150,390	87,802,939	100,072,281	87,802,939
Net loss per share	$(0.01)	$(0.31)	$(0.30)	$(0.62)
The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Common stock options	17,137,919	14,086,394	17,137,919	14,086,394
Incentive awards	77,054	101,182	77,054	101,182

Total	17,214,973	14,187,576	17,214,973	14,187,576

8. Stock Plans and Stock-Based Compensation
Stock Plans
In June 2023, the Company’s stockholders approved the Company’s 2023 Equity Incentive Plan (the 2023 Plan), pursuant to which the Company may grant incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, and other stock awards to its directors, employees and consultants (each, a Participant), with certain limitations. The 2023 Plan is the successor to and continuation of the Company’s 2013 Equity Incentive Plan and returning and remaining shares under the 2013 Plan will become available for issuance pursuant to awards granted under the 2023 Plan.
The 2023 Plan permits the Company to grant options and stock appreciation rights at an exercise price not less than 100% of the Fair Market Value (as defined in the 2023 Plan) on the grant date of the underlying award. With certain exceptions, (i) no option or stock appreciation right may be exercised after the expiration of ten years from the grant date of such award and (ii) the vesting of options and stock appreciation rights will cease upon termination of the Participant’s Continuous Service (as defined in the 2023 Plan).
Restricted stock awards and restricted stock unit awards will be subject to terms and conditions as determined by the Company’s Board. Except as otherwise provided pursuant to agreement or by the determination of the Board, the vesting of restricted stock awards and restricted stock unit awards will cease upon termination of the Participant’s Continuous Service. A restricted stock unit award may be settled by the issuance of shares of common stock or cash (or any combination thereof) or in any form of payment as determined by the Board and specified in the restricted stock unit award agreement.
The Board will determine factors related to the achievement of performance and other terms and conditions when granting performance awards pursuant to the 2023 Plan.
The aggregate number of shares of common stock that may be issued under the 2023 Plan will not exceed 25,883,628 shares; provided, that, the aggregate maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options is 9,500,000 shares. The share reserve under the 2023 Plan may be increased upon approval by the Company’s stockholders.

1

As of June 30, 2023, there were 9,053,849 common stock shares available for future grants under the 2023 Plan and no shares available for grant under the Company’s 2020 New Hire Plan or 2013 Equity Incentive Plan. During the three and six months ended June 30, 2023, the Company granted to its employees and directors stock options to purchase
606,000 and 4,478,135
shares of common stock, respectively, under the 2023 Plan.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$1,347	$1,070	$2,948	$2,168
General and administrative	2,003	1,322	3,889	2,638

Total stock-based compensation expense	$3,350	$2,392	$6,837	$4,806

9. Subsequent Event
In July 2023, the Company’s Board approved an amendment to the Company’s 2020 New Hire Plan to increase the number of shares available for grant by 1,000,000
shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

In addition to RESPONSE, we are also enrolling eligible patients for our ASSURE trial, an open-label, long-term study intended to collect additional long-term safety and efficacy data to support registration. ASSURE is open to patients who were eligible for our previous long-term extension study that was terminated early in late 2019, including those patients from our previously completed Phase 2 open label study and our Phase 3 ENHANCE study, as well as patients who complete treatment in RESPONSE and certain Phase 1 studies. The ASSURE trial currently has over 300 patients enrolled.

MBX-2982

MBX-2982 targets G protein-coupled receptor 119 (GPR119), a receptor that interacts with bioactive lipids known to stimulate glucose-dependent insulin secretion. In November 2020, we announced a Phase 2a proof-of-pharmacology study to assess whether MBX-2982 can enhance glucagon secretion during insulin-induced hypoglycemia in subjects with type 1 diabetes. The study is fully enrolled. If successful, studies to evaluate MBX-2982 as a potential preventive therapy for hypoglycemia in patients with type 1 diabetes may be warranted. The study is being led by the AdventHealth Translational Research Institute in Orlando, Florida and is fully funded by The Leona M. and Harry B. Helmsley Charitable Trust. We retain full commercial rights to MBX-2982. We believe MBX-2982 may also have utility in various inflammatory diseases and we are currently exploring potential opportunities to advance development.

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

To date, COVID-19 has not adversely impacted our ability to maintain our established financial reporting functions and internal controls over financial reporting; however, we cannot at this time predict the specific extent, duration, or full impact that the continuing COVID-19 situation will have on our future financial condition and operations. The impact of COVID-19 on our financial performance will depend on future COVID-19 developments, if any, which could result in unexpected costs to us. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, our results may be adversely affected.

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

Results of Operations

General

To date, we have not generated any income from operations. As of June 30, 2023, we have an accumulated deficit of $902.4 million, primarily as a result of expenditures for research and development, general and administrative expenses and net interest expenses from inception to that date. Currently, our lead product candidate is in late-stage development but will require additional work and regulatory approval before it can be fully licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate sufficient product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through equity offerings, debt financings or a combination of the foregoing.

Operating Results

Our results of operations for the three and six months ended June 30, 2023 and 2022 are presented below (in thousands):

	Three Months Ended June 30,		Change Q2 2023 vs. 2022	Six Months Ended June 30,		Change Q2 YTD 2023 vs. 2022
	2023	2022		2023	2022
($ in thousands)
Collaboration revenue	$31,016	$—	$31,016	$31,016	$—	$31,016
Operating expenses:
Research and development	19,537	17,891	1,646	38,088	36,306	1,782
General and administrative	11,578	5,878	5,700	19,902	11,965	7,937

Total operating expenses	31,115	23,769	7,346	57,990	48,271	9,719

Loss from operations	(99)	(23,769)	23,670	(26,974)	(48,271)	21,297
Other income (expense), net:
Interest income	2,627	321	2,306	4,640	419	4,221
Interest expense	(4,618)	(3,648)	(970)	(9,021)	(7,013)	(2,008)
Other income	1,282	2	1,280	1,769	2	1,767

Total other income (expense), net	(709)	(3,325)	2,616	(2,612)	(6,592)	3,980

Net loss	$(808)	$(27,094)	$26,286	$(29,586)	$(54,863)	$25,277

Collaboration Revenue

On January 6, 2023, we entered into a Collaboration and License Agreement (the License Agreement) with Kaken Pharmaceuticals Co., Ltd (Kaken). Pursuant to this agreement, we granted Kaken an exclusive license to develop and commercialize seladelpar for the treatment of PBC in Japan. In consideration of the license and other rights granted by us, Kaken made an upfront cash payment to the Company of ¥4.5 billion in January 2023 (or $34.2 million, comprised of $33.7 million of contract consideration and a $0.5 million foreign exchange gain recorded in the three months ended March 31, 2023).

Of the $33.7 million, we recognized $31.0 million as collaboration revenue during the three and six months ended June 30, 2023. This collaboration revenue relates to the license transfer and the delivery of certain underlying technology and know-how associated with the license. The remaining $2.7 million portion of the upfront consideration was deferred, as it relates to our data delivery performance obligation and our CMC development performance obligation which were not delivered as of June 30, 2023.

Research & Development Expenses

Conducting research and development is central to our business model. Research and development expenses increased $1.6 million to $19.5 million from $17.9 million for the three months ended June 30, 2023 and 2022, respectively, and increased $1.8 million to $38.1 million from $36.3 million for the six months ended June 30, 2023 and 2022, respectively. We expect that our research and development expenses will increase in the future primarily due to costs associated with our ongoing late-stage development of seladelpar in PBC.

Research and development expenses are detailed further in the table below (in thousands):

	Three Months Ended June 30,		Change Q2 2023 vs. 2022	Six Months Ended June 30,		Change Q2 YTD 2023 vs. 2022
	2023	2022		2023	2022
Project costs:
Seladelpar PBC clinical studies	$9,570	$9,770	$(200)	$16,888	$19,043	$(2,155)
Seladelpar drug manufacturing & development	788	1,677	(889)	2,117	3,933	(1,816)
Seladelpar and non-seladelpar other studies	257	286	(29)	946	386	560

Total project costs	10,615	11,733	(1,118)	19,951	23,362	(3,411)
Internal research and development costs	8,922	6,158	2,764	18,137	12,944	5,193

Total research and development	$19,537	$17,891	$1,646	$38,088	$36,306	$1,782

Our project costs consist primarily of:

•	expenses incurred under agreements with contract research organizations, investigative sites and consultants that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring materials and manufacturing drug products for use in clinical trial and other research activities; and

•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, and overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Comparison of the three months ended June 30, 2023 and 2022

Total project costs, which primarily consisted of clinical trial expenses for seladelpar in PBC, decreased $1.1 million to $10.6 million from $11.7 million for the three months ended June 30, 2023 and 2022, respectively. The decrease was mostly due to the completion of enrollment of our RESPONSE trial and lower spending in drug manufacturing and development for PBC during the three months ended June 30, 2023. Internal research and development costs increased by $2.8 million to $8.9 million from $6.2 million for the three months ended June 30, 2023 and 2022, respectively, primarily due to higher employee compensation and external contractor expenses incurred in the three months ended June 30, 2023 as we continued to hire additional research and development personnel and engage external contractors to support our clinical studies and potential regulatory submissions. As we continue to progress late-stage development of seladelpar in PBC we expect research and development expenses to increase in the future.

Comparison of the six months ended June 30, 2023 and 2022

Total project costs, which primarily consisted of clinical trial expenses for seladelpar in PBC, decreased by $3.4 million to $20.0 million from $23.4 million for the six months ended June 30, 2023 and 2022, respectively. Project costs for the six months ended June 30, 2023 and 2022 primarily consisted of seladelpar-related clinical trial expenses for PBC. The decrease was mostly due to the completion of enrollment of our RESPONSE trial and lower spending in drug manufacturing and development for PBC during the six months ended June 30, 2023. Internal research and development costs increased by $5.2 million to $18.1 million from $12.9 million for the six months ended June 30, 2023 and 2022, respectively, primarily due to higher employee compensation and external contractor expenses incurred in the six months ended June 30, 2023 as we continued to hire and engage additional research and development personnel to support our clinical studies and potential regulatory submissions.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.

Comparison of the three months ended June 30, 2023 and 2022

General and administrative expenses increased by $5.7 million to $11.6 million from $5.9 million for the three months ended June 30, 2023 and 2022, respectively. The increase was driven primarily by an increase in headcount in general and administrative personnel and increased professional services in the three months ended June 30, 2023 when compared to three months ended June 30, 2022, as we continue to add administrative personnel and expand our infrastructure in support of our drug development activities and prepare for potential commercialization of seladelpar in PBC. We expect these types of general and administrative expenses to continue to increase in the future as we further expand support for our ongoing drug development activities and expand on initiatives to plan and prepare for potential commercialization of seladelpar in PBC.

Comparison of the six months ended June 30, 2023 and 2022

General and administrative expenses increased by $7.9 million to $19.9 million from $12.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase was driven primarily by an increase in headcount in general and administrative personnel in the six months ended June 30, 2023 when compared to six months ended June 30, 2022, as we continue to add administrative personnel, expand our infrastructure and incur increased professional services in support of our drug development activities and prepare for potential commercialization of seladelpar in PBC.

Other Income (Expense), Net

Other income (expense), net includes interest expense related to the accretion of the development financing liability recorded in connection with the July 2021 Abingworth Development Financing Agreement (the Financing Agreement) using the effective interest method, net of interest income earned on our marketable securities portfolio and other income. Interest expense increased $1.0 million to $4.6 million from $3.6 million for the three months ended June 30, 2023 and 2022, respectively, and increased $2.0 million to $9.0 million from $7.0 million for the six months ended June 30, 2023 and 2022, respectively, primarily due to interest expense from the Abingworth Development Financing Arrangement. Interest income increased $2.3 million to $2.6 million from $0.3 million for the three months ended June 30, 2023 and 2022, respectively, and increased $4.2 million to $4.6 million from $0.4 million for the six months ended June 30, 2023 and 2022, respectively, due to higher prevailing interest rates and an increase in investments held in our portfolio. Other income increased by $1.3 million due to the recognition of certain refundable Employee Retention Tax Credits for the years 2020 and 2021 pursuant to provisions of the CARES Act that were designed to help businesses retain employees.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. At June 30, 2023, cash, cash equivalents and marketable securities totaled $213.8 million, as compared to $135.5 million at December 31, 2022.

Development Financing

On July 30, 2021, we entered into the Financing Agreement with Abingworth to obtain funding to support our development of seladelpar for the treatment of PBC. We received $75.0 million in funding pursuant to the Financing Agreement, of which $25 million was received in August 2021, $25 million was received in November 2021 and $25 million was received in January 2022.

Collaboration and License Agreement

As noted above, on January 6, 2023, we entered into the License Agreement with Kaken. Pursuant to the License Agreement, we granted Kaken an exclusive license to develop and commercialize seladelpar for the treatment of PBC in Japan. In exchange for the license and other rights granted by us, Kaken paid us ¥4.5 billion in January 2023 (or $34.2 million, comprised of $33.7 million of contract consideration and a $0.5 million foreign exchange gain recorded in the three months ended March 31, 2023) and are also obligated to make aggregate potential future milestone payments to us totaling up to ¥17.0 billion ($128.0 million at exchange rates in effect at contract inception date) upon Kaken’s achievement of certain regulatory and sales milestones. We agreed to manufacture and supply seladelpar to Kaken for use in the territory in exchange for payments from Kaken as set forth in the License Agreement (specific terms will be defined in supply agreements to be negotiated in the future). We will deliver to Kaken data from our clinical trials, nonclinical studies and other pre-clinical data, chemistry manufacturing and controls (CMC) data, and other information (when such data and information becomes available), and know-how that is controlled by us that is reasonably necessary for Kaken to seek regulatory approval in Japan. We may also be requested by Kaken to conduct CMC activities specific to commercialization in Japan and provide other assistance.

Pursuant to the License Agreement, we and Kaken also agreed to establish a joint steering committee to provide strategic oversight of both parties’ activities under the License Agreement.

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

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(19,006)	$(47,802)
Net cash used in investing activities	(59,923)	(49,792)
Net cash provided by financing activities	94,120	24,541

Net increase (decrease) in cash and cash equivalents	$15,191	$(73,053)

Operating Activities: Net cash used in operating activities for the six months ended June 30, 2023 decreased by $28.8 million to $19.0 million as compared to $47.8 million for the same period in the prior year, primarily due to a lower net loss due to the recognition of $31.0 million of collaboration revenue in the six months ended June 30, 2023, partially offset by an increase in our operating expenses to $58.0 million from $48.3 million in the comparable prior year period primarily due to the expansion of our late-stage clinical trial activities related to the seladelpar development program as well as preparation for potential commercialization of seladelpar in PBC. In addition, cash was used to fund changes in our working capital due to the timing of payments.

Investing Activities: Net cash used in investing activities was $59.9 million for the six months ended June 30, 2023, compared to $49.8 million provided by investing activities for the same period in the prior year, primarily due to the timing of our investments and maturities of marketable securities.

Financing Activities: Net cash provided by financing activities was $94.1 million for the six months ended June 30, 2023, which mostly consisted of net proceeds of $92.4 million received from the January 2023 public equity offering. In addition, proceeds of $1.8 million were received from the issuance of common stock pursuant to our equity award plans.

Capital Requirements

We have incurred operating losses since inception and had an accumulated deficit of $902.4 million at June 30, 2023. As of June 30, 2023, we had cash, cash equivalents and marketable securities of approximately $213.8 million, which we believe is sufficient to fund our current operating plan through the third quarter of 2024.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. We also expect that our overall operating expenses will increase in the future as we continue to plan and prepare for potential commercialization of seladelpar in PBC. We will therefore continue to require additional financing to develop our products and fund future operating losses, as well as to pay our obligations to Abingworth under our Financing Agreement with Abingworth, and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, it could have a material adverse effect on our business, results of operations, and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable to Smaller Reporting Companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2023 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our President and Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows.

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

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of June 30, 2023, we had cash, cash equivalents and marketable securities totaling $213.8 million. To date, we have raised capital primarily through equity financings, licensing transactions and a structured finance arrangement. For example, in January 2023, we entered into a Collaboration and License Agreement with Kaken Pharmaceutical Co., Ltd. (Kaken), granting Kaken an exclusive license to commercialize and market seladelpar for the treatment of primary biliary cholangitis (PBC) in Japan in consideration for an upfront payment to us of $34.2 million that was paid in January 2023, potential milestone payments to us totaling up to ¥17.0 billion (approximately $128.0 million at contract inception date) for the achievement of certain regulatory and sales milestones in Japan and additional payments to us for the supply of seladelpar to Kaken. In January 2023, we sold 11,821,428 shares of common stock at $7.00 per share and a pre-funded warrant to purchase 2,142,857 shares of common stock at $6.9999 per share in a public equity offering for total gross offering proceeds of $97.7 million. In July 2021, we entered into a Development Financing Agreement with an affiliate of Abingworth LLP (Abingworth) pursuant to which Abingworth provided $75 million in funding to us. We may need to raise additional equity and/or debt capital or enter into strategic transactions to fund our continued operations, including clinical trials, other product development and pre-commercialization activities. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.

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

Our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies;

•	the need for additional or expanded clinical studies;

•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration, validation and commercial programs;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs of our pre-commercialization activities;

•	the costs of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	macroeconomic conditions that may impact our operations and financial condition; and

•	the effect of competing products and market developments.

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

Negative or inconclusive results of our future clinical trials of product candidates could cause the FDA or other regulatory authorities to require that we repeat or conduct additional clinical studies. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates may be adversely impacted. For example, we expect to release top line data for RESPONSE in the third quarter of 2023, and if positive, to submit an NDA seeking approval from the FDA for seladelpar for the second line treatment of PBC. The combined data from our trials may be inconclusive or may not be sufficient to gain approval from the FDA. In particular, topline data may be subject to change as additional source data validation is undertaken after the initial results are reported.

Geo-political turmoil between Russia and Ukraine and continuing military actions in Ukraine have caused us to suspend clinical trial activity in Ukraine and wind down clinical trial activity in Russia.

We have a small number of clinical sites in Russia in our RESPONSE clinical trial and in our ASSURE clinical trial. Because of continuing military action in Ukraine we suspended all clinical trial activity in Ukraine. Ongoing geo-political turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have also caused us to begin to wind down clinical trial activity in Russia. We expect clinical trial activity in Russia to terminate by the end of the fourth quarter of 2023. The ongoing military action and sanctions may still affect our RESPONSE and ASSURE clinical trials in Russia prior to completion of our wind down and could complicate the analysis of data from subjects in Russia.

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

We cannot commercialize our product candidates until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval for our product candidates. Additional delays may result if a product candidate is brought before an FDA advisory committee, which could recommend restrictions on approval or recommend non-approval of the product candidate. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. As a result, we cannot predict when, if at all, we will receive any future revenue from commercialization of any of our product candidates. The FDA and foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons, including the following:

•	we may be unable to demonstrate to the satisfaction of regulatory authorities that a product candidate is safe and effective for any indication;

•	regulatory authorities may not find the data from nonclinical studies and clinical studies sufficient or may differ in the interpretation of the data;

•	regulatory authorities may require additional nonclinical or clinical studies;

•	regulatory authorities might not approve our third-party manufacturers’ processes or facilities for clinical or commercial product;

•	regulatory authorities may change their approval policies or adopt new regulations;

•	regulatory authorities may disagree with the design or implementation of our clinical studies;

•	regulatory authorities may not accept clinical data from studies that are conducted in countries where the standard of care is potentially different from the jurisdiction of that regulatory authority;

•	the results of clinical studies may not meet the level of statistical significance required by regulatory authorities for approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks; or

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. If we are found to have improperly promoted our products, we may become subject to significant fines and other liability.

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. The FDA and other regulatory agencies also regulate the pre-approval promotion of an unapproved drug. If we receive marketing approval for our product candidates, physicians may nevertheless prescribe such products to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant government fines and other related liability, such as enforcement letters, inquiries, investigations and civil and criminal sanctions. For example, the federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA also has requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Market acceptance and sales of any products that we commercialize will depend in part on the extent to which coverage and adequate reimbursement will be available from third-party payors, including government health administration authorities, managed care organizations and private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors in the United States often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any products that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Our relationships with health care professionals, customers and payors may be subject to applicable anti-kickback, fraud and abuse and other health care laws and regulations, which could expose us to significant penalties, including criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

For example, the PPACA was enacted to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Since its enactment there have been judicial and Congressional challenges to certain aspects of the PPACA as well as efforts to repeal or replace certain aspects of the PPACA. For example, Congress considered legislation that would repeal or repeal and replace all or part of the PPACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the PPACA. It is unclear how litigation and healthcare reform measures will impact the PPACA and our business.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, there have been several recent congressional inquiries, proposed bills and other proposals designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products including instituting reference pricing. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. In addition, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negation program is currently subject to legal challenges. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We are not sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates and our business, if any, may be.

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

We are a party to a number of technology licenses that are important to our business and may enter into additional licenses in the future. For example, we rely on an exclusive license to certain patents and know-how from Janssen Pharmaceutica NV (Janssen NV), which include seladelpar and certain other PPARd compounds (the PPARd Products). Under the exclusive license with Janssen NV we have full control and responsibility over the research, development and registration of any PPARd Products and are required to use diligent efforts to conduct all such activities. If we fail to comply with our obligations under our agreement with Janssen NV, including our obligations to expend more than a de minimis amount of effort and resources on the research and/or development of at least one PPARd Product, to make any payment called for under the agreement, not to disclose any non-exempt confidential information related to the agreement, or to use diligent efforts to promote, market and sell any PPARd Product under the agreement, such action would constitute a default under the agreement and Janssen NV may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license, including in the case of the Janssen NV license, seladelpar, which would have a materially adverse effect on our business.

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

Significant additional capital may be needed in the future to continue our product development efforts in current and future clinical trials and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of June 30, 2023 was 9,053,849 shares.

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

Item 6.	Exhibits

Incorporation by Reference
Exhibit No.	Description of Document	Form	Sec. File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10/A	000-55021	3.1	10/17/2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	000-36500	3.1	6/26/2020

3.3	Amended and Restated By-Laws.	10/A	000-55021	3.2	10/17/2013

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1	Offer Letter, dated April 27, 2023, between CymaBay Therapeutics, Inc. and Harish Shantharam.	8-K	001-36500	10.1	5/9/2023

10.2	CymaBay Therapeutics, Inc. 2023 Equity Incentive Plan.	S-8	333-272895	99.1	6/23/2023

10.3	Forms of Stock Option Grant Notice and Stock Option Agreement under the CymaBay Therapeutics, Inc. 2023 Equity Incentive Plan.	S-8	333-272895	99.2	6/23/2023

10.4+	CymaBay Therapeutics, Inc. 2020 New Hire Plan.

31.1+	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2+	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1++	Certification of President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

+	Filed herewith.
++	Furnished herewith.
#	Certain portions of this exhibit have been omitted because the omitted portions are both not material and is the type of information that CymaBay treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2023

By:	/s/ Harish Shantharam
Harish Shantharam
Chief Financial Officer
(Principal Financial Officer)

Date:	August 10, 2023