Form 10-Q
period 2023-09-30
CymaBay Therapeutics, Inc.
filed 2023-11-07
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File Number
001-36500

CymaBay Therapeutics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3103561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7575 Gateway Blv d, Suite 110 Newark, CA	94560
(Address of principal executive offices)	(Zip Code)
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
of the Exchange Act).     Yes  ☐    No
☒
As of October 31, 2023, there were 113,403,353 shares of the registrant’s common stock outstanding.

CYMABAY THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CymaBay Therapeutics, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$273,721	$20,291
Marketable securities	165,057	115,194
Prepaid expenses and other current assets	8,881	2,588

Total current assets	447,659	138,073
Property and equipment, net	453	701
Operating lease right-of-use asset	57	169
Other assets	2,879	2,909

Total assets	$451,048	$141,852

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,731	$1,096
Accrued research and development expenses	5,835	6,530
Other accrued liabilities	9,468	7,815
Deferred collaboration revenue—current portion	1,632	—

Total current liabilities	19,666	15,441
Development financing liability	104,091	90,227
Deferred collaboration revenue—non-current portion	1,100	—
Long-term portion of operating lease liability	—	30

Total liabilities	124,857	105,698
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 113,250,244 and 84,681,063 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	18	8
Additional paid-in capital	1,262,560	909,329
Accumulated other comprehensive loss	(62)	(326)
Accumulated deficit	(936,325)	(872,857)

Total stockholders’ equity	326,191	36,154

Total liabilities and stockholders’ equity	$451,048	$141,852

See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Collaboration revenue	$—	$—	$31,016	$—
Operating expenses:
Research and development	19,962	15,459	58,050	51,765
General and administrative	12,245	5,904	32,147	17,869

Total operating expenses	32,207	21,363	90,197	69,634

Loss from operations	(32,207)	(21,363)	(59,181)	(69,634)
Other income (expense), net:
Interest income	3,170	677	7,810	1,096
Interest expense	(4,843)	(3,819)	(13,864)	(10,832)
Other (expense) income	(2)	—	1,767	2

Total other income (expense), net	(1,675)	(3,142)	(4,287)	(9,734)

Net loss	$(33,882)	$(24,505)	$(63,468)	$(79,368)

Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax	62	(133)	264	(561)

Total other comprehensive income (loss)	62	(133)	264	(561)

Comprehensive loss	$(33,820)	$(24,638)	$(63,204)	$(79,929)

Basic and diluted net loss per common share	$(0.32)	$(0.28)	$(0.62)	$(0.90)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	105,717,996	87,804,272	101,974,866	87,803,388
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(63,468)	$(79,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	625	525
Stock-based compensation expense	10,561	7,156
Accretion of development financing liability	13,864	10,832
Net (accretion) amortization of investments in marketable securities	(5,402)	(283)
Changes in assets and liabilities:
Prepaid expenses and other current assets	(6,213)	2,855
Other assets	30	(1,413)
Accounts payable	1,635	(2,061)
Deferred collaboration revenue	2,732	—
Accrued research and development expenses	(695)	(3,130)
Other accrued liabilities	1,180	(437)

Net cash used in operating activities	(45,151)	(65,324)
Investing activities
Purchases of property and equipment	(265)	(135)
Purchases of marketable securities	(189,746)	(162,346)
Proceeds from maturities of marketable securities	145,549	108,140

Net cash used in investing activities	(44,462)	(54,341)
Financing activities
Proceeds from issuance of common stock pursuant to equity award plans	7,459	9
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	335,584	(459)
Proceeds from development financing	—	25,000

Net cash provided by financing activities	343,043	24,550

Net increase (decrease) in cash and cash equivalents	253,430	(95,115)
Cash and cash equivalents at beginning of period	20,291	125,806

Cash and cash equivalents at end of period	$273,721	$30,691

Supplemental disclosures:
Supplemental operating activities
Cash paid for amounts included in the measurement of lease liabilities	$529	$513
Supplemental non-cash investing and financing activities
Accrued financing costs	$443	$—
Unsettled stock option exercise	$81	$—
Accrued costs for other assets	$—	$52
See accompanying notes to the condensed consolidated financial statements.

CymaBay Therapeutics, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share information)
(unaudited)

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances as of December 31, 2022	84,681,063	$8	$909,329	$(326)	$(872,857)	$36,154
Issuance of common stock upon exercise of stock options	203,077	—	710	—	—	710
Issuance of common stock and pre-funded warrant, net of $5,390 issuance costs	11,821,428	9	92,351	—	—	92,360
Exercise of pre-funded warrants	624,992	—	—	—	—	—
Stock-based compensation expense	—	—	3,487	—	—	3,487
Net loss	—	—	—	—	(28,778)	(28,778)
Net unrealized gain on marketable securities	—	—	—	256	—	256

Balances as of March 31, 2023	97,330,560	$17	$1,005,877	$(70)	$(901,635)	$104,189

Issuance of common stock upon exercise of stock options	474,152	—	1,731	—	—	1,731
Stock-based compensation expense	—	—	3,350	—	—	3,350
Net loss	—	—	—	—	(808)	(808)
Net unrealized loss on marketable securities	—	—	—	(54)	—	(54)

Balances as of June 30, 2023	97,804,712	$17	$1,010,958	$(124)	$(902,443)	$108,408

Issuance of common stock upon exercise of stock options	924,225	—	5,099	—	—	5,099
Issuance of common stock and pre-funded warrant, net of $15,969 issuance costs	14,521,307	1	242,779	—	—	242,780
Stock-based compensation expense	—	—	3,724	—	—	3,724
Net loss	—	—	—	—	(33,882)	(33,882)
Net unrealized gain on marketable securities	—	—	—	62	—	62

Balances as of September 30, 2023	113,250,244	$18	$1,262,560	$(62)	$(936,325)	$326,191

			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances as of December 31, 2021	84,677,939	$8	$899,798	$(13)	$(766,856)	$132,937
Issuance costs related to issuance of common stock and pre-funded warrants	—	—	5	—	—	5
Stock-based compensation expense	—	—	2,414	—	—	2,414
Net loss	—	—	—	—	(27,769)	(27,769)
Net unrealized loss on marketable securities	—	—	—	(206)	—	(206)

Balances as of March 31, 2022	84,677,939	$8	$902,217	$(219)	$(794,625)	$107,381

Stock-based compensation expense	—	—	2,392	—	—	2,392
Net loss	—	—	—	—	(27,094)	(27,094)
Net unrealized loss on marketable securities	—	—	—	(222)	—	(222)

Balances as of June 30, 2022	84,677,939	$8	$904,609	$(441)	$(821,719)	$82,457

Issuance of common stock upon exercise of stock options	3,124	—	9	—	—	9
Stock-based compensation expense	—	—	2,350	—	—	2,350
Net loss	—	—	—	—	(24,505)	(24,505)
Net unrealized loss on marketable securities	—	—	—	(133)	—	(133)

Balances as of September 30, 2022	84,681,063	$8	$906,968	$(574)	$(846,224)	$60,178

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
segment.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the three and nine months ended September 30, 2023, the Company incurred a net loss of $33.9 million and $63.5 million, respectively, and during the nine months ended September 30, 2023, used $45.2 million of cash in operations. As of September 30, 2023, the Company had an accumulated deficit of $936.3 million.
Historically, the Company has incurred substantial research and development expenses over the course of studying its product candidates in clinical trials. To date, none of the Company’s product candidates have been approved for marketing and sale, and the Company has not recorded any revenue from commercial product sales. Generally, the Company’s ability to achieve profitability is dependent on its ability to successfully develop, acquire or in-license
additional product candidates, conduct clinical trials for those product candidates, obtain regulatory approvals, and support commercialization activities for those product candidates. Any products developed will require approval of the U.S. Food and Drug Administration (FDA) or a foreign regulatory authority prior to commercial sale. The regulatory approval process is expensive, time-consuming, and uncertain, and any denial or delay of approval could have a material adverse effect on the Company. Even if approved, the Company’s products may not achieve market acceptance and will face competition from both generic and branded pharmaceutical products.
As of September 30, 2023, the Company had cash, cash equivalents and marketable securities totaling $438.8 million, which the Company believes is sufficient to fund its current operating plan for at least twelve months from the issuance date of its financial statements. The Company has historically obtained, and expects to obtain in the future, additional financing to fund its business strategy through: future equity offerings; debt financing; one or more possible licenses, collaborations or other similar arrangements with respect to development and/or commercialization rights of the Company’s product candidates; or a combination of the above. It is unclear if or when any such transactions will occur, on satisfactory terms or at all. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and its ability to pursue its business strategies. If adequate funds are not available to the Company, it could have a material adverse effect on the Company’s business, results of operations, and financial condition. Market volatility could also adversely impact the Company’s investments as well as its ability to access capital when and as needed. Failure to raise sufficient capital when needed could require the Company to significantly delay, scale back or discontinue one or more of its product development programs or commercialization efforts, or other aspects of its business plans, and the Company’s operating results and financial condition would be adversely affected.
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
as filed with the SEC on March 23, 2023. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the entire year ending December 31, 2023 or future operating periods.
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
The following tables present the Company’s financial assets that are measured at fair value on a recurring basis using the above input categories (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$267,088	$—	$—	$267,088

Total cash equivalents	267,088	—	—	267,088
Marketable securities:
U.S. and foreign commercial paper	—	69,357	—	69,357
U.S. and foreign corporate debt securities	—	5,490	—	5,490
U.S. agency securities	—	28,393	—	28,393
U.S. treasury securities	—	61,817	—	61,817

Total marketable securities	—	165,057	—	165,057

Total assets measured at fair value	$267,088	$165,057	$—	$432,145

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,770	$—	$—	$9,770

Total cash equivalents	9,770	—	—	9,770
Marketable securities:
U.S. and foreign commercial paper	—	46,121	—	46,121
U.S. and foreign corporate debt securities	—	24,807	—	24,807
Supranational debt securities	—	12,890	—	12,890
U.S. agency securities	—	7,759	—	7,759
U.S. treasury securities	—	23,617	—	23,617

Total marketable securities	—	115,194	—	115,194

Total assets measured at fair value	$9,770	$115,194	$—	$124,964

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
As of September 30, 2023, the fair value of the Company’s development financing liability is $91.5 million. The development financing liability is classified as level 3 under the fair value hierarchy, as its valuation is based on a discounted cash flow model that uses unobservable inputs such as the estimated timing of regulatory approval, attainment of certain sales milestones and the discount rate.

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

Unrealized gains and losses of the Company’s
available-for-sale
marketable securities as of September 30, 2023 and December 31, 2022 are presented in the tables below (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2023:
Cash equivalents:
Money market funds	$267,088	$—	$—	$267,088

Total cash equivalents	267,088	—	—	267,088
Current marketable securities:
U.S. and foreign commercial paper	69,357	—	—	69,357
U.S. and foreign corporate debt securities	5,503	—	(13)	5,490
U.S. agency securities	28,420	—	(27)	28,393
U.S. treasury securities	61,839	1	(23)	61,817

Total current marketable securities	165,119	1	(63)	165,057

Total marketable securities	$432,207	$1	$(63)	$432,145

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2022:
Cash equivalents:
Money market funds	$9,770	$—	$—	$9,770

Total cash equivalents	9,770	—	—	9,770
Current marketable securities:
U.S. and foreign commercial paper	46,121	—	—	46,121
U.S. and foreign corporate debt securities	24,964	—	(157)	24,807
Supranational debt securities	12,946	—	(56)	12,890
U.S. agency securities	7,782	16	(39)	7,759
U.S. treasury securities	23,707	2	(92)	23,617

Total current marketable securities	115,520	18	(344)	115,194

Total marketable securities	$125,290	$18	$(344)	$124,964

As of September 30, 2023, there were no investments which had a contractual maturity in excess of one year from the balance sheet date.
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
The Company identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the Company determined the fair value of these features, both individually and in the aggregate, was immaterial at inception and as of September 30, 2023. The fair value of these features will be assessed at each reporting date and will be marked to market, if material. To determine the amount to record for the embedded derivative liabilities, the Company must assess the probability of occurrence of various potential future events that could affect the timing and/or amount of future cash flows related to the Financing Agreement.
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
3. Other Accrued Liabilities
Other accrued liabilities consist of (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$5,648	$5,779
Accrued professional fees and other	3,614	1,372
Current portion of operating lease liability	206	664

Total other accrued liabilities	$9,468	$7,815

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
The Company agreed to supply to Kaken its requirements of Licensed Product for clinical and commercial use, which may be terminated upon specified circumstances, and with appropriate technology transfer. The supply of the Licensed Products to Kaken will be provided based on the clinical supply agreement, pursuant to which the Company will supply all of Kaken’s requirements for clinical materials and test materials to be used for Kaken’s development of the Licensed Product in accordance with the License Agreement and a commercial supply agreement, the terms of which are to be negotiated and finalized between the parties in the future. The Company is also responsible for the completion of global CMC development activities to enable future commercial supply of the Licensed Product to Kaken. The Company may also be requested by Kaken to conduct CMC activities specific to commercialization in Japan and to provide other assistance.
Pursuant to the License Agreement, the Company and Kaken also agreed to establish a joint steering committee to provide strategic oversight of both parties’ activities under the License Agreement.

The License Agreement may be terminated early by either party for material breach, upon a party’s insolvency or bankruptcy or upon a challenge by one party of any patents of the other party, and Kaken may terminate in specified situations, including for a safety concern, clinical failure, or termination of an underlying in-license to the
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
The Company concluded that Kaken is a customer and that the arrangement represents a contract with a customer under the scope of ASC 606. The Company identified the following key promised goods and services that represent performance obligations under the arrangement:

(1)	the exclusive license to develop and commercialize seladelpar in Japan, including the initial transfer of the underlying technology and know-how,

(2)
delivery of data gathered through the execution of the Company’s ongoing development activities for PBC to support Kaken’s regulatory filings in Japan which will occur at specific points in time when such information is available, and

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
The Company recognized $0 and $31.0 million of collaboration revenue for the three and nine months ended September 30, 2023, respectively, related to the $33.7 million upfront fee.
The $
31.0
million of collaboration revenue recognized during the nine months ended September 30, 2023 relates to the completion of the initial technology transfer associated with the license to develop and commercialize seladelpar in Japan. The remaining $
2.7 million portion of the upfront fee is deferred and will be recognized on completion of the Company’s ongoing clinical data delivery and CMC development performance obligations. This deferred collaboration revenue is expected to be recognized as the remaining performance obligations are satisfied at different points in time in the future. Of the $2.7 million balance of deferred collaboration revenue, $1.1 million is classified as non-current
on the Company’s condensed consolidated balance sheet, as this portion of the deferred collaboration revenue balance is expected to be recognized beyond twelve months from the balance sheet date. All future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained as they are contingent on the achievement of development activities, regulatory approvals and sales-based milestones as defined in the License Agreement. Additionally, the Company expects that any consideration related to sales-based milestones will be recognized if/when the subsequent sales occur.
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
The Financing Agreement provides for negative, affirmative and additional covenants, which the Company must comply with for the duration of the Financing Agreement term. As of September 30, 2023, the Company was in compliance with all covenants stipulated in the Financing Agreement.
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
The Company identified certain contingent repayment features in the agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the fair value of these features was immaterial at the Effective Date and as of September 30, 2023. The fair value of the embedded derivative liabilities will be assessed at subsequent reporting dates if material.
As of September 30, 2023, the development financing liability was classified as a long-term liability, as the Company expects the related repayments to take place between late 2024 and 2030 for purposes of the model used to calculate its carrying value. The imputed interest rate on the unamortized portion of the development financing liability was approximately 19.2% as of September 30, 2023.
6. Stockholders’ Equity
Preferred and Common Stock Authorized
The Company is authorized to issue 10,000,000 shares of preferred stock and 200,000,000 shares of common stock as of September 30, 2023 and December 31, 2022.
Sale of Common Stock and Prefunded Warrants
On September 11, 2023, pursuant to a shelf registration statement on Form
S-3,
the Company issued a total of 14,521,307 shares of its common stock at $17.13 per share and a
pre-funded
warrant to purchase up to an aggregate of
 583,771 shares of common stock at a purchase price of $17.1299 per share in an underwriting public offering (September 2023 public offering). The pre-funded
warrant has an exercise price of $
0.0001
per share, was fully exercisable upon issuance and has no expiration date. The aggregate net proceeds to the Company from this offering was approximately $
242.8 million, after deducting underwriting discounts and commissions and other offering expenses.
The
pre-funded
warrant was determined to be equity-classified; accordingly, proceeds received from its issuance were recorded as a component of stockholders’ equity within additional paid-in
capital. The Company determined that the
pre-funded
warrant should be equity classified because it is a freestanding financial instrument, is immediately exercisable, does not embody an obligation for the Company to repurchase its shares, permits the holders to receive a fixed number of shares of common stock upon exercise, is indexed to the Company’s common stock and meets the equity classification criteria. The September 2023 pre-funded
warrant was not exercised and therefore remains outstanding as of September 30, 2023.
On January 23, 2023, pursuant to a shelf registration statement on Form
S-3,
the Company issued a total of 11,821,428 shares of its common stock at $7.00 per share in an underwritten public offering (January 2023 public offering). Concurrently, the Company sold a pre-funded
warrant to purchase up to an aggregate of 2,142,857 shares of common stock at a purchase price of $6.9999 per share. The
pre-funded
warrant has an exercise price of
 $0.0001
per share, was fully exercisable upon issuance, and has no expiration date. The aggregate net proceeds to the Company from this offering was $
92.4 million, after deducting underwriting discounts and commissions and other offering expenses.
The
pre-funded
warrant was determined to be equity classified; accordingly, proceeds received from its issuance were recorded as a component of stockholders’ equity within additional paid-in
capital. The January 2023
pre-funded
warrant was not exercised and therefore remains outstanding as of September 30, 2023.
Pursuant to the Company’s public equity offering completed in November 2021, the Company issued pre-funded
warrants to purchase 3,125,000 shares of common stock at a price of $3.9999 per share (November 2021 public offering). These pre-funded
warrants have an exercise price of $0.0001 per share, were fully exercisable upon issuance, and have no expiration date. The pre-funded
warrant
s
w
ere
 determined to be equity classified; accordingly, proceeds received from th
ei
r
 issuance were recorded as a component of stockholders’ equity within additional paid-in
capital. In February 2023,
pre-funded
warrants to purchase 625,000 shares of common stock from the November 2021equity financing were net exercised, resulting in 624,992 shares of common stock being issued to the holders of the pre-funded
warrants.
In total,
pre-funded
warrants from the above November 2021, January 2023, and September 2023 public offerings to
purchase up to an aggregate of
5,226,628 shares of common stock remain outstanding as of September 30, 2023.

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
Pre-funded
warrants to purchase shares of common stock were included in the weighted-average common stock share equivalents outstanding for the three and nine months ended September 30, 2023 and 2022.
In all periods presented, the Company’s outstanding stock options were excluded from the calculation of net loss per share because their effect would be antidilutive. The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(33,882)	$(24,505)	$(63,468)	$(79,368)
Denominator:
Weighted average number of:
Common stock shares outstanding	100,967,268	84,679,272	97,418,629	84,678,388
Pre-funded warrants outstanding	4,750,728	3,125,000	4,556,237	3,125,000

Total	105,717,996	87,804,272	101,974,866	87,803,388
Net loss per share	$(0.32)	$(0.28)	$(0.62)	$(0.90)
The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common stock options	16,853,639	13,960,454	16,853,639	13,960,454
Incentive awards	51,369	101,182	51,369	101,182

Total	16,905,008	14,061,636	16,905,008	14,061,636

8. Stock Plans and Stock-Based Compensation
Stock Plans
2023 Equity Incentive Plan
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
2020 New Hire Plan
In October 2020, the Company’s board of directors approved the 2020 New Hire Plan, as amended in July 2023 (the 2020 New Hire Plan), under which shares of common stock are reserved for the granting of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards by the Company as an inducement to prospective new hire employees of the Company. The 2020 New Hire Plan has a term of ten years. The 2020 New Hire Plan permits the Company to (i) grant nonqualified options to new hire employees at not less than 85% of fair value; (ii) award stock bonuses; and (iii) grant rights to acquire restricted stock at not less than 85% of fair value. Options generally vest over a four-year period and have a term of ten years
. The share reserve under the 2020 New Hire Plan may be increased at the discretion of and approval by the board of directors.
Stock Plan Summary
As of September 30, 2023, there were 9,439,589 common stock shares available for future grants under the 2023 Plan and the 2020 New Hire Plan. During the three and nine months ended September 30, 2023, the Company granted to its employees and directors stock options to purchase 697,000 and 5,175,135 shares of common stock, respectively from all plans.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the condensed consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,413	$1,052	$4,361	$3,220
General and administrative	2,311	1,298	6,200	3,936

Total stock-based compensation expense	$3,724	$2,350	$10,561	$7,156

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may occur in future interim periods or for the full fiscal year.

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

Seladelpar—Primary Biliary Cholangitis (PBC)

On September 7, 2023, we announced topline results from our Phase 3 RESPONSE study. The study evaluated the safety and efficacy of seladelpar for the treatment of PBC. The trial achieved the primary and all key secondary endpoints of the trial. A total of 61.7% of patients on seladelpar 10 mg (n=128) met the primary composite endpoint related to serum alkaline phosphatase and bilirubin at 12 months versus 20.0% on placebo (n=65; p<0.0001). Alkaline phosphatase at 12 months (key secondary endpoint) normalized in 25.0% of patients on seladelpar vs. zero on placebo (p<0.0001). The least-squares mean percent reduction in alkaline phosphatase at 12 months was 42.4% in the seladelpar group vs. 4.3% in the placebo group (p<0.0001). Seladelpar treatment compared to placebo also demonstrated a statistically significant reduction in pruritus, or itch (key secondary endpoint), after 6 months of treatment. Seladelpar-treated patients with a baseline Numerical Rating Scale (NRS)>4 (moderate to severe pruritus) had a least-square mean reduction of 3.2 points in pruritus NRS (n=49) compared to 1.7 points for patients in the placebo group (n=23; p<0.005). Overall, the safety profile was comparable between placebo and seladelpar groups and was consistent with previous studies. Treatment-emergent adverse events, serious adverse events, and patient discontinuations were generally balanced across the treatment and placebo arms. There were no treatment-related serious adverse events in the study. Seladelpar’s tolerability profile appeared favorable and consistent with previous studies.

On August 10, 2023, we announced the initiation of a 52-week, placebo-controlled, randomized, Phase 3 study — “Intended to Determine the Effects of seladelpar on normalization of Alkaline phosphatase (ALP) Levels in subjects with Primary Biliary Cholangitis (PBC)” (IDEAL). The IDEAL study aims to enroll 75 patients with PBC who have an incomplete response or intolerance to ursodeoxycholic acid (UDCA), in each case with ALP greater than the upper limit of normal (ULN) but less than 1.67xULN, and total bilirubin less than or equal to 2xULN. Patients will be randomly assigned using a 2:1 ratio to oral, once daily seladelpar 10 mg or placebo. The primary outcome measure is the normalization of ALP at 52 weeks. Additional key outcomes evaluating efficacy include the percent change from baseline in ALP at 52 weeks and the level of self-reported pruritus at 6 months for patients with moderate to severe symptoms at baseline, assessed by NRS and recorded by electronic diary.

In September 2023, we announced the initiation of the AFFIRM study, a randomized, placebo-controlled confirmatory study to evaluate the effect of seladelpar on clinical outcomes in patients with compensated cirrhosis due to PBC. The AFFIRM study is planned to enroll approximately 192 patients with PBC who have compensated cirrhosis (Child-Pugh A or Child-Pugh B) based on prespecified clinical criteria. Patients will be randomly assigned using a 2:1 ratio to oral, once daily seladelpar or placebo for a fixed duration of three years. The primary outcome measure is the time from start of treatment to the first occurrence of clinical events (all-cause death, liver transplant, hospitalization for other serious liver-related events, and progression to Child-Pugh C decompensated cirrhosis). Additional key outcomes include overall survival, liver transplant-free survival, and time to hospitalization for serious liver-related events.

In addition, we are continuing to enroll eligible patients in our ASSURE trial, an open-label, long-term study intended to collect additional long-term safety and efficacy data to support registration. ASSURE is open to patients from our previously completed Phase 2 open label study and our Phase 3 ENHANCE study, patients who completed treatment in RESPONSE, and patients who complete treatment in certain Phase 1 studies. As of September 30, 2023, the ASSURE trial has enrolled over 300 patients.

MBX-2982

In November 2020, we announced a Phase 2a proof-of-pharmacology study led by AdventHealth Translational Research Institute and funded by the Leona M. and Harry B. Helmsley Charitable Trust to evaluate MBX-2982, a G protein-coupled receptor 119 (GPR119) agonist, in subjects with type 1 diabetes (T1D). The study assessed whether MBX-2982 enhanced glucagon secretion during insulin-induced hypoglycemia in subjects with T1D. The study found that while MBX-2982 demonstrated pharmacodynamic action, it did not demonstrate the pharmacology needed to benefit the T1D population as there was no change in glucagon secretion during clamps in subjects with T1D dosed with MBX-2982 versus placebo. The Company is not planning any further studies with MBX-2982.

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

Results of Operations

General

To date, we have not generated any income from operations. As of September 30, 2023, we have an accumulated deficit of $936.3 million, primarily as a result of expenditures for research and development, general and administrative expenses and net interest expenses from inception to that date. Currently, our lead product candidate is in late-stage development but will require additional work and regulatory approval before it can be fully licensed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate sufficient product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through equity offerings, debt financings or a combination of the foregoing.

Operating Results

Our results of operations for the three and nine months ended September 30, 2023 and 2022 are presented below (in thousands):

	Three Months Ended September 30,		Change Q3 2023 vs. 2022	Nine Months Ended September 30,		Change Q3 YTD 2023 vs. 2022
	2023	2022		2023	2022
($ in thousands)
Collaboration revenue	$—	$—	$—	$31,016	$—	$31,016
Operating expenses:
Research and development	19,962	15,459	4,503	58,050	51,765	6,285
General and administrative	12,245	5,904	6,341	32,147	17,869	14,278

Total operating expenses	32,207	21,363	10,844	90,197	69,634	20,563

Loss from operations	(32,207)	(21,363)	(10,844)	(59,181)	(69,634)	10,453
Other income (expense), net:
Interest income	3,170	677	2,493	7,810	1,096	6,714
Interest expense	(4,843)	(3,819)	(1,024)	(13,864)	(10,832)	(3,032)
Other (expense) income	(2)	—	(2)	1,767	2	1,765

Total other income (expense), net	(1,675)	(3,142)	1,467	(4,287)	(9,734)	5,447

Net loss	$(33,882)	$(24,505)	$(9,377)	$(63,468)	$(79,368)	$15,900

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

Of the $33.7 million, we recognized $31.0 million as collaboration revenue during the nine months ended September 30, 2023. This collaboration revenue relates to the license transfer and the delivery of certain underlying technology and know-how associated with the license. The remaining $2.7 million portion of the upfront consideration was deferred, as it relates to our data delivery performance obligation and our CMC development performance obligation which were not delivered as of September 30, 2023.

Research & Development Expenses

Conducting research and development is central to our business model. Research and development expenses increased $4.5 million to $20.0 million from $15.5 million for the three months ended September 30, 2023 and 2022, respectively, and increased $6.3 million to $58.1 million from $51.8 million for the nine months ended September 30, 2023 and 2022, respectively. This growth in research and development expenses was largely driven by the increase in clinical activities for seladelpar in PBC. We expect our research and development expenses to increase in the near term as we continue to expand our clinical activities related to seladelpar.

Research and development expenses are detailed further in the table below (in thousands):

	Three Months Ended September 30,		Change Q3 2023 vs. 2022	Nine Months Ended September 30,		Change Q3 YTD 2023 vs. 2022
	2023	2022		2023	2022
Project costs:
Seladelpar PBC clinical studies	$9,349	$7,955	$1,394	$26,237	$26,998	$(761)
Seladelpar drug manufacturing & development	727	1,227	(500)	2,844	5,160	(2,316)
Seladelpar and non-seladelpar other studies	234	48	186	1,180	434	746

Total project costs	10,310	9,230	1,080	30,261	32,592	(2,331)
Internal research and development costs	9,652	6,229	3,423	27,789	19,173	8,616

Total research and development	$19,962	$15,459	$4,503	$58,050	$51,765	$6,285

Our project costs consist primarily of:

•

expenses incurred under agreements with contract research organizations, investigative sites and service providers that conduct our clinical trials and a substantial portion of our preclinical activities;

•	the cost of acquiring materials and manufacturing drug products for use in clinical trial and research activities; and

•	other costs associated with development activities, including additional studies.

Internal research and development costs consist primarily of salaries and related fringe benefits costs for our employees (such as workers’ compensation and health insurance premiums), stock-based compensation charges, travel costs, contractor costs, consulting, and other overhead expenses. Internal costs generally benefit multiple projects and are not separately tracked per project.

Comparison of the three months ended September 30, 2023 and 2022

Total project costs, which primarily consisted of clinical trial expenses for seladelpar in PBC, increased $1.1 million to $10.3 million from $9.2 million for the three months ended September 30, 2023 and 2022, respectively. The increase was mostly due to increased contract research expenses for PBC as we commenced startup activities for our new AFFIRM and IDEAL clinical trials during the three months ended September 30, 2023. Internal research and development costs increased by $3.4 million to $9.7 million from $6.2 million for the three months ended September 30, 2023 and 2022, respectively, primarily due to higher employee compensation, contractor costs, and consultant expenses incurred in support of our increased clinical activities for seladelpar in PBC.

Comparison of the nine months ended September 30, 2023 and 2022

Total project costs, which primarily consisted of clinical trial expenses for seladelpar in PBC, decreased by $2.3 million to $30.3 million from $32.6 million for the nine months ended September 30, 2023 and 2022, respectively. Project costs for the nine months ended September 30, 2023 and 2022 primarily consisted of seladelpar-related clinical trial expenses for PBC. The decrease was primarily driven by lower contract research expenses for our RESPONSE clinical trial following completion of the trial as well as lower drug manufacturing expenses during the nine months ended September 30, 2023. Internal research and development costs increased by $8.6 million to $27.8 million from $19.2 million for the nine months ended September 30, 2023 and 2022, respectively, primarily due to higher employee compensation, contractor costs, and consultant expenses incurred in the nine months ended September 30, 2023 as we continued to engage additional research and development personnel to startup our new AFFIRM and IDEAL clinical trials and to support other ongoing clinical development activities.

General and Administrative Expenses

General and administrative expenses consist principally of medical affairs, commercial and administrative personnel-related costs, and associated consulting costs, professional fees, outside services, rent, and other general operating expenses not otherwise included in research and development.

Comparison of the three months ended September 30, 2023 and 2022

General and administrative expenses increased by $6.3 million to $12.2 million from $5.9 million for the three months ended September 30, 2023 and 2022, respectively. The increase was driven primarily by growth in employee headcount and incremental expenditures related to our pre-commercial planning activities for seladelpar and our continued expansion of our infrastructure. We expect these types of general and administrative expenses to continue to increase in the future as we further expand support for our ongoing drug development activities and expand on initiatives to plan and prepare for potential commercialization of seladelpar in PBC.

Comparison of the nine months ended September 30, 2023 and 2022

General and administrative expenses increased by $14.3 million to $32.1 million from $17.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase was driven primarily by growth in employee headcount in the nine months ended September 30, 2023, as we continue to add medical affairs, commercial, and other administrative personnel, and expand our infrastructure in support of our drug development activities and prepare for potential commercialization of seladelpar in PBC.

Other Income (Expense), Net

Other income (expense), net includes interest expense related to the accretion of the development financing liability recorded in connection with the July 2021 Abingworth Development Financing Agreement (the Financing Agreement) using the effective interest method, net of interest income earned on our marketable securities portfolio and other income.

Interest expense increased $1.0 million to $4.8 million from $3.8 million for the three months ended September 30, 2023 and 2022, respectively, and increased $3.0 million to $13.9 million from $10.8 million for the nine months ended September 30, 2023 and 2022, respectively, primarily due to interest expense from the Abingworth Development Financing Arrangement.

Interest income increased $2.5 million to $3.2 million from $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and increased $6.7 million to $7.8 million from $1.1 million for the nine months ended September 30, 2023 and 2022, respectively, due to higher prevailing interest rates and an increase in investments held in our portfolio.

Other income was de minimis for the three months ended September 30, 2023 and 2022. Other income was $1.8 million for the nine months ended September 30, 2023 primarily due to the recognition of $1.3 million related to certain refundable Employee Retention Tax Credits for the years 2020 and 2021 pursuant to provisions of the CARES Act that were designed to help businesses retain employees and $0.5 million related to foreign currency revaluation.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. As of September 30, 2023, cash, cash equivalents and marketable securities totaled $438.8 million, as compared to $135.5 million as of December 31, 2022.

Development Financing

On July 30, 2021, we entered into the Financing Agreement with Abingworth to obtain funding to support our development of seladelpar for the treatment of PBC. We received $75.0 million in funding pursuant to the Financing Agreement, of which $25 million was received in August 2021, $25 million was received in November 2021 and $25 million was received in January 2022.

Collaboration and License Agreement

As noted above, on January 6, 2023, we entered into the License Agreement with Kaken. Pursuant to the License Agreement, we granted Kaken an exclusive license to develop and commercialize seladelpar for the treatment of PBC in Japan. In exchange for the license and other rights granted by us, Kaken paid us ¥4.5 billion in January 2023 (or $34.2 million, comprised of $33.7 million of contract consideration and a $0.5 million foreign exchange gain recorded in the three months ended March 31, 2023) and are also obligated to make aggregate potential future milestone payments to us totaling up to ¥17.0 billion ($128.0 million at exchange rates in effect at contract inception date) upon Kaken’s achievement of certain regulatory and sales milestones. We agreed to manufacture and supply seladelpar to Kaken for use in the territory in exchange for payments from Kaken as set forth in the License Agreement with specific terms defined or to be defined in supply agreements. We will deliver to Kaken data from our clinical trials, nonclinical studies and other pre-clinical data, chemistry manufacturing and controls (CMC) data, and other information (when such data and information becomes available), and know-how that is controlled by us that is reasonably necessary for Kaken to seek regulatory approval in Japan. We may also be requested by Kaken to conduct CMC activities specific to commercialization in Japan and provide other assistance.

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

Sale of Common Stock and Pre-funded Warrants

On September 11, 2023, we sold 14,521,307 shares of common stock, at $17.13 per share and a pre-funded warrant to purchase 583,771 shares of common stock at $17.1299 per share in a public equity offering (September 2023 public offering), for total net proceeds of $242.8 million, after deducting underwriting discounts and commissions and other offering expenses.

On January 23, 2023, we sold 11,821,428 shares of common stock at $7.00 per share and a pre-funded warrant to purchase 2,142,857 shares of common stock at $6.9999 per share in a public equity offering (January 2023 public offering), for total net proceeds of $92.4 million after deducting the underwriting discount and other offering expenses.

At-the-Market (ATM) Facility

In March 2023, we filed a registration statement on Form S-3 with the SEC and entered into an at-the-market facility (ATM) to sell up to $100.0 million of common stock under the registration statement. To date, we have not sold any shares of common stock under the ATM.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(45,151)	$(65,324)
Net cash used in investing activities	(44,462)	(54,341)
Net cash provided by financing activities	343,043	24,550

Net increase (decrease) in cash and cash equivalents	$253,430	$(95,115)

Operating Activities: Net cash used in operating activities for the nine months ended September 30, 2023 decreased by $20.2 million to $45.2 million as compared to $65.3 million for the same period in the prior year, primarily due to a lower net loss due to the recognition of $31.0 million of collaboration revenue in the nine months ended September 30, 2023, and partially offset by an increase in our operating expenses to $90.2 million from $69.6 million in the comparable prior year period primarily due to the expansion of our late-stage clinical trial activities related to the seladelpar development program as well as preparation for potential commercialization of seladelpar in PBC. In addition, cash was used to fund changes in our working capital due to the timing of payments.

Investing Activities: Net cash used in investing activities was $44.5 million for the nine months ended September 30, 2023, compared to $54.3 million provided by investing activities for the same period in the prior year, primarily due to the timing of our investments and maturities of marketable securities.

Financing Activities: Net cash provided by financing activities was $343.0 million for the nine months ended September 30, 2023, which primarily consisted of net proceeds of approximately $242.8 million from the September 2023 public offering and approximately $92.4 million from the January 2023 public offering. In addition, proceeds of $7.5 million were received from the issuance of common stock pursuant to our equity award plans.

Capital Requirements

We have incurred operating losses since inception and had an accumulated deficit of $936.3 million at September 30, 2023. As of September 30, 2023, we had cash, cash equivalents and marketable securities of approximately $438.8 million, which we believe is sufficient to fund our current operating expenses into the first half of 2026.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2023 under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures,” which are defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of September 30, 2023, we had cash, cash equivalents and marketable securities totaling $438.8 million. To date, we have raised capital primarily through equity financings, licensing transactions and a structured finance arrangement. For example, in January 2023, we entered into a Collaboration and License Agreement with Kaken Pharmaceutical Co., Ltd. (Kaken), granting Kaken an exclusive license to commercialize and market seladelpar for the treatment of primary biliary cholangitis (PBC) in Japan in consideration for an upfront payment to us of $34.2 million that was paid in January 2023, potential milestone payments to us totaling up to ¥17.0 billion (approximately $128.0 million at contract inception date) for the achievement of certain regulatory and sales milestones in Japan and additional payments to us for the supply of seladelpar to Kaken. In September 2023, we sold 14,521,307 shares of common stock at $17.13 per share and a pre-funded warrant to purchase 583,771 shares of common stock in a public equity offering for total gross offering proceeds of approximately $258.7 million. In January 2023, we sold 11,821,428 shares of common stock at $7.00 per share and a pre-funded warrant to purchase 2,142,857 shares of common stock at $6.9999 per share in a public equity offering for total gross offering proceeds of $97.7 million. In July 2021, we entered into a Development Financing Agreement with an affiliate of Abingworth LLP (Abingworth) pursuant to which Abingworth provided $75 million in funding to us. We may need to raise additional equity and/or debt capital or enter into strategic transactions to fund our continued operations, including clinical trials, other product development and pre-commercialization activities. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.

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

•	the number of patients in our RESPONSE clinical trial that receive biopsies may be insufficient to satisfy regulatory requirements;

•	clinical investigators or study subjects may fail to comply with clinical study protocols;

•	trial conduct and data analysis issues may occur, including, but not limited to, failure to collect and analyze data in a timely manner, data entry and/or labeling errors or data analysis errors;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

•	geo-political actions may interfere with our clinical trials of seladelpar;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our clinical trial materials or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

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

Geo-political turmoil between Russia and Ukraine have caused us to wind down clinical trial activity in Russia.

We had a small number of clinical sites in Russia in our RESPONSE clinical trial. Ongoing geo-political turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have also caused us to begin to wind down clinical trial activity in Russia. We expect clinical trial activity in Russia to conclude by the end of the fourth quarter of 2023.

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

Significant additional capital may be needed in the future to continue our product development efforts in current and future clinical trials and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of September 30, 2023 was 9,439,589 shares.

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

Item 6.	Exhibits

Incorporation by Reference
Exhibit No.	Description of Document	Form	Sec. File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10/A	000-55021	3.1	10/17/2013

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	000-36500	3.1	6/26/2020

3.3	Amended and Restated By-Laws.	10/A	000-55021	3.2	10/17/2013

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

10.1	CymaBay Therapeutics, Inc. 2020 New Hire Plan.	S-8	333-273887	99.1	8/10/2023

31.1+	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2+	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1++	Certification of President and Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

+	Filed herewith.
++	Furnished herewith.
#	Certain portions of this exhibit have been omitted because the omitted portions are both not material and is the type of information that CymaBay treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYMABAY THERAPEUTICS, INC.

By:	/s/ Sujal Shah
Sujal Shah
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2023

By:	/s/ Harish Shantharam
Harish Shantharam
Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2023