Form 10-K
period 2023-12-31
CymaBay Therapeutics, Inc.
filed 2024-02-28
CIK 1042074

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number:
001-36500

CYMABAY THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3103561
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7601 Dumbarton Circle Fremont , CA	94555
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes ☐ No ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant based upon the closing price of its Common Stock on the Nasdaq Global Select Market on June 30, 2023, was $954,563,272. This excludes 329,984 shares of the registrant’s Common Stock held by executive officers, directors and stockholders affiliated with directors outstanding at June 30, 2023. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
The number of shares of common stock outstanding as of January 31, 2024 was 114,724,381.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III, Items
10-14
of this Annual Report on Form
10-K.

CYMABAY THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2023

CAUTIONARY LANGUAGE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “projected,” “potential,” “seek,” “target,” “goal,” “intend,” and similar expressions intended to identify forward-looking statements. These statements reflect the current views of CymaBay Therapeutics, Inc. (“CymaBay”, the “Company”, “we” or “us”) with respect to future events and are based on assumptions and subject to risks and uncertainties, involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, without limitation, statements regarding our proposed transaction with Gilead Sciences, Inc. (“Gilead”) and Pacific Merger Sub, Inc., a wholly owned subsidiary of Gilead (“Purchaser”), consisting of a tender offer and subsequent merger of Purchaser with and into the Company, and other related matters. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

RISK FACTOR SUMMARY

We are subject to a number of risks that if realized could materially harm our business, prospects, operating results, financial condition, and proposed transaction with Gilead. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A of this Form 10-K “Risk Factors.” Please carefully consider all the information in this Form 10-K, including the full set of risks set forth in the “Risk Factors” section, and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”) before making an investment decision regarding CymaBay.

Risks Related to the Proposed Transaction with Gilead

•	There are uncertainties as to the timing of the tender offer and subsequent merger, including the risk that the tender offer or subsequent merger may not be completed in a timely manner or at all.

•	Our ability to complete the merger is subject to certain closing conditions that could adversely affect us or cause the merger to be abandoned.

•

The occurrence of certain events, changes or other circumstances could give rise to the termination of the merger agreement, including in circumstances which would require us to pay a termination fee or other expenses.

•

The announcement or pendency of the proposed transaction may result in disruptions to our business, divert management’s attention and/or disrupt our relationships with third parties and employees, any of which could negatively impact our operating results and ongoing business.

•	Stockholder litigation in connection with the transactions contemplated by the Merger Agreement may result in significant costs of defense, indemnification and liability.

Risks Related to Our Financial Condition and Capital Requirements

•

We have incurred significant net losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future. We may need to raise additional equity and/or debt capital to fund our continued operations, including clinical trials, commercialization activities and other product development. In the event we do not successfully raise sufficient funds to finance our operations, we will curtail our activities commensurate with the magnitude of the shortfall or our operations may cease altogether.

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

Risks Related to Our Reliance on Third Parties

•

Our manufacturing partners and other service providers, including contract research organizations and contract manufacturers, may fail to perform adequately in their efforts to support the development, manufacture, and commercialization of our drug candidates and future products.

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

•

The commercial success of our products is subject to significant competition from products that may be superior to, more cost effective than, or have been available in the market longer than, our products.

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

We reported net losses of approximately $105.4 million, $106.0 million, and $90.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, we had cash, cash equivalents and marketable securities totaling $416.2 million.

Pending Acquisition by Gilead

On February 11, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gilead and Purchaser. The Merger Agreement provides for the acquisition of the Company by Gilead in a two-step all cash transaction, consisting of a tender offer (the “Offer”), followed by a subsequent merger of Purchaser with and into the Company (the “Merger” and, together with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation.

On February 23, 2024, Purchaser commenced the Offer for all of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (“Shares”), other than any Shares owned by the Company (including those held in the Company’s treasury), Gilead or Purchaser (“Excluded Shares”), at a purchase price of $32.50 per Share (the “Offer Price”), net to the seller in cash, without interest and subject to any required withholding of taxes. The Offer will initially remain open until March 21, 2024 (unless otherwise agreed to in writing by Gilead and us), which period may be extended for additional periods of up to 10 business days per extension (or such other duration as may be agreed to in writing by the Company and Gilead) to permit the conditions to the Offer to be satisfied.

The obligation of Purchaser to accept for payment Shares validly tendered pursuant to the Offer is subject to customary closing conditions, including: (i) Shares having been validly tendered and not validly withdrawn that, considered together with all other Shares (if any) beneficially owned by Gilead and its affiliates, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer (including, for the avoidance of doubt, all Shares that become outstanding as a result of the “cashless exercise” of the outstanding pre-funded warrants of the Company, as described below); (ii) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to any applicable Material Adverse Effect (as defined in the Merger Agreement) and materiality qualifiers); (iii) the absence of a willful and material breach by the Company of the “no-shop” restrictions described in the Merger Agreement and the Company’s performance of its other obligations, covenants and agreements under the Merger Agreement in all material respects; (iv) the absence, since the date of the Merger Agreement, of any Material Adverse Effect; (v) the expiration or early termination of the waiting period applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and if Gilead and the Company have entered into an agreement with any governmental body regarding the timing of the consummation of the Offer, such consummation being permitted under such agreement and (vi) the absence of any judgment, temporary restraining order, preliminary or permanent injunction or other order, decree or ruling restraining, enjoining or otherwise preventing the acquisition of or payment for Shares pursuant to the Offer or the consummation of the Offer or the Merger or subsequent integration.

As soon as practicable following the acceptance of the Shares validly tendered and not validly withdrawn pursuant to the Offer (the time of such acceptance, the “Offer Acceptance Time”) and the consummation of the Offer, subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, the Merger will be effected under Section 251(h) of the Delaware General Corporation Law, as amended (“DGCL”), without a meeting or vote of the Company’s stockholders.

At the effective time of the Merger (the “Effective Time”), each issued and outstanding Share, other than any Excluded Shares, any Shares irrevocably accepted for purchase pursuant to the Offer (“Tendered Shares”) or any Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive the Offer Price (the “Merger Consideration”), in cash, without interest and subject to any required withholding of taxes.

At the Effective Time, each stock option to purchase Shares that is then outstanding and unexercised, whether or not vested and which has a per-share exercise price that is less than the Merger Consideration, will be automatically canceled and converted into the right to receive a lump-sum cash payment equal to (i) the excess of (a) the Merger Consideration over (b) the exercise price payable per Share under such stock option, multiplied by (ii) the total number of Shares subject to such stock option immediately prior to the Effective Time.

At the Effective Time, each restricted stock unit award with respect to Shares that is then outstanding will be automatically canceled and converted into the right to receive a lump-sum cash payment equal to the product, rounded to the nearest cent, of (i) the number of Shares subject to such restricted stock unit award as of the Effective Time and (ii) the Merger Consideration.

At the Offer Acceptance Time, each pre-funded warrant of the Company to purchase Shares that is outstanding immediately prior to the Effective Time will automatically be deemed to be exercised in full in a “cashless exercise” pursuant to the warrant agreement to which such warrant is subject. At the Effective Time, holders of Shares issued pursuant to such “cashless exercise” of the Company Warrants in accordance with the applicable warrant agreements and the Merger Agreement shall become entitled to the Merger Consideration as described above in respect of Shares other than the Excluded Shares, the Tendered Shares and any Dissenting Shares.

The Merger Agreement contains certain termination rights for the Company and Gilead. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Gilead a termination fee in the amount of $151.6 million.

For additional information related to the Merger Agreement, please refer to the relevant materials (including the Solicitation/Recommendation Statement on Schedule 14D-9) that we have filed and will file with the SEC and that will contain important information about the Company and the Transactions.

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

Seladelpar in PBC

In December 2023, we submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for seladelpar, our investigational treatment for the management of PBC, including pruritus in adults without cirrhosis or with compensated cirrhosis (Child Pugh A) who are inadequate responders or intolerant to ursodeoxycholic acid (UDCA). In February 2024, we announced that (i) the FDA accepted our NDA for seladelpar and granted a priority review and set a Prescription Drug User Fee Act (PDUFA) target action date of August 14, 2024 and notified us that it is not currently planning to hold an advisory committee meeting to discuss the application, (ii) the U.K. Medicines and Healthcare products Regulatory Agency accepted for filing the application of the Company for approval of seladelpar for treatment of PBC, including pruritus, in early February 2024 and (iii) the Company submitted a similar application for the approval of seladelpar for the treatment of PBC, including pruritus, with the European Medicines Agency, in early February 2024. Previously, seladelpar was granted Breakthrough Therapy Designation by the FDA in 2019 and in October 2023, the FDA revised the Breakthrough Therapy Designation in recognition of clinical data that indicated seladelpar may provide meaningful improvement over existing therapy based on a reduction in alkaline phosphatase (ALP) and improvement in pruritus in patients without cirrhosis or with compensated cirrhosis.

Phase 3 Trials

In September 2023, we announced top line results from our Phase 3 RESPONSE study. RESPONSE was a double-blind, placebo-controlled, global study of one-year duration that randomized 193 PBC patients in a 2:1 ratio to seladelpar 10 mg or placebo, once daily. The study evaluated the safety and efficacy of seladelpar for the treatment of PBC. RESPONSE met its primary and two key secondary endpoints with high statistical significance.

We are also continuing our global long-term extension study (ASSURE) to evaluate seladelpar in patients with PBC that is intended to collect additional long-term safety and efficacy data to support registration. We have enrolled over 300 patients in ASSURE.

In August 2023, we announced the initiation of the IDEAL study, a 52-week, placebo-controlled, randomized, Phase 3 study. The IDEAL study aims to enroll 150 patients globally with PBC who have an incomplete response or intolerance to ursodeoxycholic acid (UDCA), in each case with ALP greater than the upper limit of normal (ULN) but less than 1.67xULN, and total bilirubin less than or equal to 2xULN. Patients will be randomly assigned using a 2:1 ratio to oral, once daily seladelpar 10 mg or placebo. The primary outcome measure is the normalization greater than or equal to a 15% decrease in ALP at 52 weeks and a key secondary endpoint evaluating the change in pruritus Numerical Rating Scale (NRS) at six months in subjects with moderate to severe pruritus at baseline.

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

CymaBay Product Overview

We are primarily focused on developing our lead product candidate, seladelpar (a PPARd agonist).

Product Candidate	Disease/condition	Status
Seladelpar (MBX-8025, a PPARd agonist)	Primary Biliary Cholangitis (PBC)

NDA accepted in February 2024 with PDUFA target action date of August 14, 2024; U.K. MHRA application accepted for filing in February 2024; Submitted application to EMA in February 2024; Ongoing Phase 3 trials

Seladelpar (MBX-8025)

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

In February 2024, we announced that (i) the FDA accepted our NDA for seladelpar and granted a priority review and set a Prescription Drug User Fee Act (PDUFA) target action date of August 14, 2024 and notified us that it is not currently planning to hold an advisory committee meeting to discuss the application, (ii) the U.K. Medicines and Healthcare products Regulatory Agency accepted for filing the application of the Company for approval of seladelpar for treatment of PBC, including pruritus, in early February 2024 and (iii) the Company submitted a similar application for the approval of seladelpar for the treatment of PBC, including pruritus, with the European Medicines Agency, in early February 2024. We submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) in December 2023 for seladelpar for the management of PBC, including pruritus in adults without cirrhosis or with compensated cirrhosis (Child Pugh A) who are inadequate responders or intolerant to ursodeoxycholic acid (UDCA). In February 2019, the United States Food and Drug Administration (FDA) granted seladelpar Breakthrough Therapy Designation for the treatment of early stage PBC and in October 2023, the Breakthrough Therapy Designation was revised to the recognition of clinical data that indicated seladelpar may provide meaningful improvement over existing therapy based on a reduction in alkaline phosphatase (ALP) and improvement in pruritus in patients without cirrhosis or with compensated cirrhosis. In November 2016, the FDA granted orphan drug designation to seladelpar for the treatment of PBC. In October 2016, seladelpar received the European Medicines Agency (EMA) PRIority Medicines (PRIME) designation for the treatment of PBC. In September 2017, EMA’s Committee for Orphan Medicinal Products (COMP) granted orphan drug designation to seladelpar for the treatment of PBC.

To date, we have completed six-month and twelve-month toxicity studies of seladelpar in rats and monkeys, respectively, as well as two-year carcinogenicity studies in mice and rats. In addition, we have completed multiple Phase 1 clinical studies, three Phase 2 and two Phase 3 clinical studies (ENHANCE and RESPONSE) of seladelpar in PBC. In addition, we are in the process of conducting two additional Phase 3 studies (AFFIRM and IDEAL) with seladelpar in PBC and a Phase 3 long-term extension study (ASSURE) of seladelpar in PBC patients. We believe that the data from the Phase 2 and 3 studies established seladelpar’s anti-cholestatic and anti-inflammatory effects and identified a dose (10 mg/day) that has the potential to offer patients improved efficacy and better tolerability over the only approved second-line treatment available today. Those studies showed reductions in markers of cholestasis including ALP and GGT and showed improved inflammatory and metabolic markers with patients experiencing decreases in levels of transaminases, hs-CRP, and LDL-C. Many PBC patients suffer from pruritus, or itching, which can significantly impact their quality of life. Based on data from our completed Phase 2 and Phase 3 studies, and unlike the only approved second-line treatment currently available, we believe that seladelpar may reduce the incidence and severity of pruritus in PBC patients.

Target Indication for Seladelpar

We are actively pursuing PBC as our initial launch indication for seladelpar, if approved. We may look to develop seladelpar in other indications in the future. Following is a review of our clinical development progress for seladelpar in PBC.

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

Studies of Seladelpar in PBC

RESPONSE (Phase 3)

In July 2022, we completed enrollment of our global, Phase 3 registration study (RESPONSE) to evaluate seladelpar in patients with PBC. The Phase 3 study was a 52-week, double blind, placebo-controlled, randomized, global, registration study evaluating the safety and efficacy of seladelpar in patients with PBC. The study enrolled 193 patients who had an inadequate response to, or intolerance to, UDCA, in a 2:1 randomization to oral, once daily seladelpar 10 mg or placebo.

In September 2023, we announced top line results from RESPONSE. The trial achieved the primary and all key secondary endpoints. A total of 61.7% of patients on seladelpar 10 mg (n=128) met the primary composite endpoint related to serum alkaline phosphatase and bilirubin at 12 months versus 20.0% on placebo (n=65; p<0.0001). Alkaline phosphatase at 12 months (key secondary endpoint) normalized in 25.0% of patients on seladelpar vs. zero on placebo (p<0.0001). The least-squares mean percent reduction in alkaline phosphatase at 12 months was 42.4% in the seladelpar group vs. 4.3% in the placebo group (p<0.0001). Seladelpar treatment compared to placebo also demonstrated a statistically significant reduction in pruritus, or itch (key secondary endpoint), after six months of treatment. Seladelpar-treated patients with a baseline Numerical Rating Scale (NRS)>4 (moderate to severe pruritus) had a least-square mean reduction of 3.2 points in pruritus NRS (n=49) compared to 1.7 points for patients in the placebo group (n=23; p<0.005). Overall, the safety profile was comparable between placebo and seladelpar groups and was consistent with previous studies. Treatment-emergent adverse events, serious adverse events, and patient discontinuations were generally balanced across the treatment and placebo arms. There were no treatment-related serious adverse events in the study. Seladelpar’s tolerability profile appeared favorable and consistent with previous studies.

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

ASSURE (Phase 3)

We are continuing our global long-term extension study (ASSURE) to evaluate seladelpar in patients with PBC. ASSURE is intended to collect additional long-term safety and efficacy data to support registration. ASSURE is open to patients from our prior Phase 2 open label study, our Phase 3 ENHANCE and RESPONSE studies, as well as certain Phase 1 studies. The ASSURE trial is ongoing and we have enrolled over 300 patients.

IDEAL (Phase 3)

In August 2023, we announced the initiation of the IDEAL study, a Phase 3, 52-week, placebo-controlled, randomized study that aims to enroll 150 patients globally with PBC who have an incomplete response or intolerance to ursodeoxycholic acid (UDCA), in each case with ALP greater than the upper limit of normal (ULN) but less than 1.67xULN, and total bilirubin less than or equal to 2xULN. Patients will be randomly assigned using a 2:1 ratio to oral, once daily seladelpar 10 mg or placebo. The primary outcome measure is the normalization greater than or equal to a 15% decrease in ALP at 52 weeks and a key secondary endpoint evaluating the change in pruritus Numerical Rating Scale (NRS) at six months in subjects with moderate to severe pruritus at baseline.

AFFIRM (Phase 3)

In September 2023, we announced the initiation of the AFFIRM study, a randomized, placebo-controlled confirmatory study to evaluate the effect of seladelpar on clinical outcomes in patients with compensated cirrhosis due to PBC. The AFFIRM study plans to enroll approximately 192 patients with PBC who have compensated cirrhosis (Child-Pugh A or Child-Pugh B) based on prespecified clinical criteria. Patients will be randomly assigned using a 2:1 ratio to oral, once daily seladelpar or placebo for a fixed duration of three years. The primary outcome measure is the time from start of treatment to the first occurrence of clinical events (all-cause death, liver transplant, hospitalization for other serious liver-related events, and progression to Child-Pugh C decompensated cirrhosis). Additional key outcomes include overall survival, liver transplant-free survival, and time to hospitalization for serious liver-related events.

Safety Studies

Prior to the decision to terminate the ENHANCE study in December 2019, we were conducting a long-term safety study of seladelpar, which was open to patients who had participated in other company-sponsored PBC studies. The safety study was discontinued due to the histological observations in the Phase 2b NASH study. With the reinstatement of the clinical development of seladelpar in 2020, we commenced the ASSURE study and those patients previously on the long-term safety study became eligible to enroll into ASSURE.

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

MBX-2982

MBX-2982 targets G protein-coupled receptor 119 (GPR119), a receptor that interacts with bioactive lipids known to stimulate glucose-dependent insulin secretion. In November 2020, we announced a Phase 2a proof-of-pharmacology study led by AdventHealth Translational Research Institute and funded by the Leona M. and Harry B. Helmsley Charitable Trust to evaluate MBX-2982 in subjects with type 1 diabetes (T1D). The study assessed whether MBX-2982 enhanced glucagon secretion during insulin-induced hypoglycemia in subjects with T1D. In November 2023, we announced that while the study found that MBX-2982 demonstrated pharmacodynamic action, it did not demonstrate the pharmacology needed to benefit the T1D population as there was no change in glucagon secretion during clamps in subjects with T1D dosed with MBX-2982 versus placebo. We are not planning any further studies with MBX-2982.

Significant Agreements and Intellectual Property

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

We also depend upon the skills, knowledge, experience and know-how of our management, research and development personnel, as well as that of our advisors, consultants and other service providers. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely, and will in the future rely, on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all our employees, consultants, advisors and other service providers to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Significant Agreements

Our current significant arrangements are summarized below:

Merger Agreement with Gilead and Purchaser: On February 11, 2024, we entered into the Merger Agreement with Gilead and Purchaser, which provides for the acquisition of the Company by Gilead in a two-step all cash transaction, consisting of the Offer, followed by the Merger, with the Company continuing as the surviving corporation.

On February 23, 2024, Purchaser commenced the Offer for all of the Company’s Shares, other than any Excluded Shares, at the Offer Price, net to the seller in cash, without interest and subject to any required withholding of taxes. The Offer will initially remain open until March 21, 2024 (unless otherwise agreed to in writing by Gilead and us), which period may be extended for additional periods of up to 10 business days per extension (or such other duration as may be agreed to in writing by the Company and Gilead) to permit the conditions to the Offer to be satisfied.

The obligation of Gilead to accept for payment Shares validly tendered pursuant to the Offer is subject to customary closing conditions, including: (i) Shares having been validly tendered and not validly withdrawn that, considered together with all other Shares (if any) beneficially owned by Gilead and its affiliates, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer (including, for the avoidance of doubt, all Shares that become outstanding as a result of the “cashless exercise” of the outstanding pre-funded warrants of the Company, as described below); (ii) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to any applicable Material Adverse Effect (as defined in the Merger Agreement) and materiality qualifiers); (iii) the absence of a willful and material breach by the Company of the “no-shop” restrictions described in the Merger Agreement and the Company’s performance of its other obligations, covenants and agreements under the Merger Agreement in all material respects; (iv) the absence, since the date of the Merger Agreement, of any Material Adverse Effect; (v) the expiration or early termination of the waiting period applicable to the Offer under the HSR Act and if Gilead and the Company have entered into an agreement with any governmental body regarding the timing of the consummation of the Offer, such consummation being permitted under such agreement and (vi) the absence of any judgment, temporary restraining order, preliminary or permanent injunction or other order, decree or ruling restraining, enjoining or otherwise preventing the acquisition of or payment for Shares pursuant to the Offer or the consummation of the Offer or the Merger or subsequent integration.

As soon as practicable following the acceptance of the Shares validly tendered and not validly withdrawn pursuant to the Offer and the consummation of the Offer, subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, the Merger will be effected under Section 251(h) of the DGCL without a meeting or vote of the Company’s stockholders.

At the Effective Time, each issued and outstanding Share, other than any Excluded Shares, any Tendered Shares or any Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive the Merger Consideration, in cash, without interest and subject to any required withholding of taxes.

At the Effective Time, each stock option to purchase Shares that is then outstanding and unexercised, whether or not vested and which has a per-share exercise price that is less than the Merger Consideration, will be automatically canceled and converted into the right to receive a lump-sum cash payment equal to (i) the excess of (a) the Merger Consideration over (b) the exercise price payable per Share under such stock option, multiplied by (ii) the total number of Shares subject to such stock option immediately prior to the Effective Time.

At the Effective Time, each restricted stock unit award with respect to Shares that is then outstanding will be automatically canceled and converted into the right to receive a lump-sum cash payment equal to the product, rounded to the nearest cent, of (i) the number of Shares subject to such restricted stock unit award as of the Effective Time and (ii) the Merger Consideration.

At the Offer Acceptance Time, each pre-funded warrant of the Company to purchase Shares that is outstanding immediately prior to the Effective Time will automatically be deemed to be exercised in full in a “cashless exercise” pursuant to the warrant agreement to which such warrant is subject. At the Effective Time, holders of Shares issued pursuant to such “cashless exercise” of the pre-funded warrants of the Company in accordance with the applicable warrant agreements and the Merger Agreement shall become entitled to the Merger Consideration as described above in respect of Shares other than the Excluded Shares, the Tendered Shares and any Dissenting Shares.

The Merger Agreement contains certain termination rights for the Company and Gilead. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Gilead a termination fee in the amount of $151.6 million.

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

Johnson & Johnson: In June 2006, we entered into a license agreement with Janssen Pharmaceutica NV (Janssen NV), an affiliate of Johnson & Johnson, in which we received an exclusive worldwide, royalty-bearing license to seladelpar and certain other PPARd compounds (the PPARd Products) with the right to grant sublicenses to third parties to make, use and sell such PPARd Products. Under the terms of the agreement, we have full control and responsibility over the research, development and registration of any PPARd Products and are required to use diligent efforts to conduct all such activities, while Janssen NV has the sole responsibility for the preparation, filing, prosecution, maintenance of, and defense of certain patents related to the PPARd Products. Under the terms of the agreement, Janssen NV is entitled to receive up to an 8% royalty on net sales of PPARd Products. If we do not expend more than a de minimis amount of effort and resources on the research and/or development of at least one PPARd Product, such action would constitute a default under the agreement. In addition, if we fail to use diligent efforts to promote, market and sell any PPARd Product under the agreement, such action would constitute a default under the agreement. In the event of such default, or upon our termination of the agreement, we are obligated to grant Janssen NV a worldwide, exclusive, irrevocable license under the agreement in all information that is controlled, developed or acquired by us that relates to a PPARd compound or PPARd Product and in all patents that are filed during the term of the agreement with a priority date after the effective date of the agreement and relate to a PPARd compound or PPARd Product.

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

Intellectual Property

We own 22 United States patents and 227 foreign patents, as well as 6 United States patent applications and 25 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. In addition, we license from third parties 11 United States patents and 1 United States patent application and 206 foreign patents and 6 foreign and Patent Cooperation Treaty applications that are counterparts to certain United States patents and patent applications. These patents and patent applications include claims related to the composition of seladelpar and method of use of seladelpar that expire between 2025 and 2042, before accounting for any potential patent term extension or orphan disease exclusivity. Patent and trade secret protection is critical to our business. Our success will depend in large part on our ability to obtain, maintain, defend and enforce patents and other intellectual property, to extend the life of patents covering our product candidates, to preserve trade secrets and proprietary know-how, and to operate without infringing the patents and proprietary rights of third parties.

Manufacturing

We do not currently own or operate manufacturing facilities for the production or testing of seladelpar or other product candidates, nor do we have plans to develop our own manufacturing operations in the foreseeable future. We presently depend on third party contract manufacturers to obtain all our required raw materials, active pharmaceutical ingredients (APIs) and finished products for our clinical studies for seladelpar. We have contracted with third party contract manufacturers to obtain our clinical and commercial supplies of seladelpar. We have executed manufacturing agreements for our API and finished products for our supplies of seladelpar with established manufacturing firms that are responsible for sourcing and obtaining the raw materials necessary for, as well as manufacturing, the API, finished drug product and packaged product. The raw materials necessary to manufacture the API and the finished product are available from more than one source.

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and significant innovation. Although we believe that our development expertise and scientific knowledge provide us with advantages over our competitors, particularly in the therapeutic areas in which we are focused, other biopharmaceutical companies in the industry may be able to develop, or have developed, therapeutics that are able to achieve better results or have had a more successful or earlier market entry. Our competitors include pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, technical and human resources than we have.

We have been developing seladelpar for the treatment of patients with PBC and a description of the competition in this indication is below.

PBC Competition

Currently, the only FDA-approved treatments for PBC are ursodeoxycholic acid (UDCA), also known as ursodiol, an isomer of chenodeoxycholic acid and the semi-synthetic bile acid analog obeticholic acid (Ocaliva® by Intercept Pharmaceuticals, Inc., acquired in 2023 by Alfasigma S.p.A.).

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

Ocaliva was approved by the FDA and European Medicines Agency in 2016 for the treatment of PBC in combination with UDCA in adults with an inadequate response to UDCA, or as monotherapy in adults unable to tolerate UDCA. Ocaliva also received orphan designations in the U.S. and the E.U. A Phase 3 study was completed with a primary composite endpoint defined as a responder rate comprised of the percentage of patients with ALP < 1.67 times upper limit of the normal range with a decrease in ALP of at least 15% and total bilirubin less than or equal to upper limit of the normal range. This study met its goals and Ocaliva was granted accelerated approval based on meeting this primary composite endpoint. In February 2018, Intercept announced that the Ocaliva label in the United States was updated by the FDA to include a boxed warning and a dosing table that reinforced the then-existing dosing schedule for patients with Child-Pugh Class B or C or decompensated cirrhosis. In addition, the FDA issued an updated drug safety communication to accompany the revised label. In 2021, following the conclusion of the FDA’s evaluation of a newly identified safety signal, Ocaliva became contraindicated for patients with PBC and decompensated cirrhosis, a prior decompensation event, or compensated cirrhosis with evidence of portal hypertension, in addition to the existing contraindication for complete biliary obstruction.

Elafibranor (Genfit S.A./Ipsen, S.A.) is a mixed PPARα/d agonist in development for patients with PBC. In December 2023, Ipsen announced that (i) the FDA granted Priority Review for New Drug Application for elafibranor in PBC with a FDA PDUFA date of June 10, 2024, (ii) the EMA validated Ipsen’s Marketing Authorization Application (MAA) for elafibranor, and (iii) a regulatory filing of elafibranor was validated for review by the U.K. Medicines and Healthcare products Regulatory Agency. In November 2023, Genfit announced the full results from its Phase 3 study of elafibranor in patients with PBC who had an inadequate response or intolerance to UDCA, reporting a 47% placebo-adjusted difference (P<0.001) between patients on elafibranor 80mg (51%) compared with patients on placebo (4%) achieving a biochemical response. In the trial, a biochemical response is defined as alkaline phosphatase (ALP) <1.67 x upper limit of normal (ULN), an ALP decrease ≥ 15 percent and total bilirubin (TB) ≤ ULN at 52 weeks. Only patients receiving elafibranor achieved normalization of ALP (upper limit of normal 104 U/L in females and 129 U/L in males) at Week 52 (15% vs 0% placebo, P=0.002), a key secondary endpoint of the trial. The significant biochemical effect of elafibranor measured by ALP reduction was further supported by data demonstrating reductions from baseline in ALP levels were seen at Week 4 in the elafibranor group, and were sustained through Week 52, with a decrease in ALP of 41% on elafibranor compared with placebo. Genfit also announced that on another key secondary endpoint using the PBC Worst Itch NRS, the reduction of pruritus observed for elafibranor versus placebo was not statistically significant. A long-term placebo-controlled study of elafibranor has been initiated in which patients with PBC will be followed up for up to seven years of treatment to examine the effects on liver-related clinical outcomes, including death.

Another potential therapy in clinical development for PBC is the dual PPARα/g agonist saroglitazar (Zydus Lifesciences Limited, formerly known as Cadila Healthcare Limited). In November 2020, Phase 2 results were presented at the Liver Meeting hosted by the American Association for the Study of Liver Disease. In December 2020, Zydus announced saroglitizar had been granted Fast Track Designation for PBC and in January 2021 it received Orphan Drug Designation for PBC by the FDA. In December 2021, Zydus announced it had initiated a Phase 2(b)/3 study of saroglitazar in patients with PBC. Calliditas Therapeutics AB’s selective NOX inhibitor setanaxib has also reported Phase 2 study data for PBC and in August 2021, Calliditas announced setanaxib had been granted Fast Track Designation for PBC by the FDA and that setanaxib has previously been granted orphan drug designation for PBC in the U.S. and Europe. In February 2022, Calliditas announced it had initiated a Phase 2b/3 study in PBC. In cholestatic pruritus, GSK2330672 (GSK plc) is an inhibitor of the Intestinal Bile Acid Transporter (IBAT), which is undergoing evaluation for decreasing symptoms of pruritus, including in PBC. The disclosed planned completion data for the study is October 2024.

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

Federal and State HealthCare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal healthcare laws have been applied to restrict certain business practices in the biopharmaceutical industry in recent years. These laws include anti-kickback statutes, false claims statutes, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payment, ownership interests and providing anything at less than its fair market value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and our practices may not in all cases meet all of the criteria for statutory exemptions or safe harbor protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. The intent standard of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the Patient Protection and Affordable Care Act (“PPACA”), so that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below).

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses. Additionally, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

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

These federal and state laws may impact, among other things, our proposed sales, marketing and education programs. If our operations are found to be in violation of any of the federal and state laws described above or any other governmental regulations that apply to us, we may be subject to significant penalties, including administrative, criminal and civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate its business and our results of operations. To the extent that any of our product candidates are ultimately sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. For example, in March 2010 the PPACA was enacted, which includes measures to significantly change the way healthcare is financed by both governmental and private insurers. Among the provisions of the PPACA of importance to the pharmaceutical and biotechnology industry are the following: increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid-managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; established a Center for Medicare and Medicaid Innovation at CMS, or CMMI, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending; and implemented new transparency reporting requirements set forth as the Physician Payments Sunshine Act.

Since its enactment there have been executive, judicial and Congressional challenges to certain aspects of the PPACA. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the PPACA. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in PPACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the PPACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges, and the healthcare reform measures of the Biden administration will impact the PPACA and our business.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction, or joint committee, to recommend proposals in spending reductions to Congress. The joint committee did not achieve its targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering automatic reductions to several government programs. These reductions include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and, due to subsequent legislative amendments, will remain in effect until 2032 unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, there have been several congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Further in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMMI which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. On December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These new laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on our business.

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

We are also subject to other federal, state and local regulations regarding workplace safety and protection of the environment. Our service providers use hazardous materials, chemicals, and various compounds in the furtherance of our research and development activities and we cannot eliminate the risk of accidental contamination or injury from these materials. Certain misuse or accidents involving these materials could lead to significant litigation, fines and penalties. We have implemented proactive programs to reduce and minimize the risk of hazardous materials incidents.

Corporate Information

CymaBay Therapeutics, Inc., formerly Metabolex, Inc., was incorporated under the laws of the State of Delaware on October 5, 1988, originally under the name Transtech Corporation. Our executive offices are located at 7601 Dumbarton Circle, Fremont, CA 94555. The telephone number at our executive office is (510) 293-8800. Our corporate website address is www.cymabay.com. We do not incorporate the information contained on, or accessible through, our website into this Annual Report on Form 10-K, and you should not consider it part of this Annual Report. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Employees

As of December 31, 2023, and January 31, 2024, we had 101 and 108 full-time employees, respectively.

Information about our Executive Officers

As of January 31, 2024, our executive officers were as follows:

Name	Age	Position Held With CymaBay
Sujal Shah	50	President & Chief Executive Officer
Charles A. McWherter, Ph.D.	69	President of Research and Development and Chief Scientific Officer
Paul T. Quinlan	61	General Counsel and Chief Compliance Officer
Harish Shantharam	42	Chief Financial Officer
Klara Dickinson	57	Chief Regulatory and Quality Assurance Officer

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

Harish Shantharam has served as our Chief Financial Officer since May 2023. Previously, he served as senior finance advisor at Eikon Therapeutics from August 2022. From October 2011 until May 2022, Mr. Shantharam held various positions in the finance department at Gilead Sciences, Inc., a pharmaceutical company, most recently Vice President of Global Commercial Finance. Before joining Gilead, Mr. Shantharam served in various roles of increasing responsibility supporting forecasting, commercial analytics, and business development at Amgen. Mr. Shantharam holds an MBA in finance from UCLA Anderson School of Management and a graduate degree in Industrial Engineering from the University of Texas, Arlington and is also a CFA charter holder.

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

Risks Related to the Proposed Transaction with Gilead

There are uncertainties as to the timing of the Offer and the Merger, including the risk that the Offer or the Merger may not be completed in a timely manner or at all.

As described above, on February 23, 2024, Gilead and Purchaser commenced the Offer, which is scheduled to expire at one minute after 11:59 p.m., Eastern Time, on March 21, 2024, unless extended to permit satisfaction of the conditions to the Offer in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the SEC. There can be no assurance that the Offer and the Merger will be completed in the currently contemplated timeframe, or at all. While it is currently expected that the Offer and the Merger will close during the first quarter of 2024, there can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the Offer and the Merger will be completed in a timely manner or at all.

The Merger Agreement contains customary mutual termination rights for us and Gilead, as well as customary termination rights for the benefit of each party, in each case which could prevent the consummation of the Offer and the Merger.

If the Offer and the Merger are not completed within the expected timeframe or at all, we may be subject to a number of material risks, including: the trading price of our Shares may significantly decline to the extent that the market price of the Shares reflect positive market assumptions that the Offer and the Merger will be completed, and the related benefits will be realized; if the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Gilead a termination fee of $151.6 million; the obligation to pay significant transaction costs, such as legal, accounting and financial advisory costs that are not contingent on closing of the Offer and the Merger; the diversion of management’s attention from our ongoing business operations towards the Offer and the Merger, for which we will have received little or no benefit if completion of the Offer and the Merger does not occur; and reputational harm including relationships with customers and business partners due to the adverse perception of any failure to successfully complete the Offer and the Merger.

Our ability to complete the Merger is subject to certain closing conditions that could adversely affect us or cause the Merger to be abandoned.

The obligation of Purchaser to accept for payment Shares validly tendered pursuant to the Offer is subject to customary closing conditions, including: (i) Shares having been validly tendered and not validly withdrawn that, considered together with all other Shares (if any) beneficially owned by Gilead and its affiliates, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer (including, for the avoidance of doubt, all Shares that become outstanding as a result of the “cashless exercise” of the outstanding pre-funded warrants of the Company, as described above); (ii) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to any applicable Material Adverse Effect (as defined in the Merger Agreement) and materiality qualifiers); (iii) the absence of a willful and material breach by the Company of the “no-shop” restrictions described in the Merger Agreement and the Company’s performance of its other obligations, covenants and agreements under the Merger Agreement in all material respects; (iv) the absence, since the date of the Merger Agreement, of any Material Adverse Effect; (v) the expiration or early termination of the waiting period applicable to the Offer under the HSR Act, and if Gilead and the Company have entered into an agreement with any governmental body regarding the timing of the consummation of the Offer, such consummation being permitted under such agreement and (vi) the absence of any judgment, temporary restraining order, preliminary or permanent injunction or other order, decree or ruling restraining, enjoining or otherwise preventing the acquisition of or payment for Shares pursuant to the Offer or the consummation of the Offer or the Merger or subsequent integration. There can be no assurance that all closing conditions will be satisfied (or waived, if applicable), and, if all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such satisfaction (or waiver, if applicable) or that the Offer and the Merger will be completed in a timely manner or at all. The consummation of the Offer and the Merger is not subject to a financing condition.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability to solicit or negotiate any alternative acquisition proposal. The Merger Agreement contains certain termination rights for the Company and Gilead, including, among others, the right of (i) the Company to terminate the Merger Agreement in order to enter into a binding written definitive acquisition agreement providing for the consummation of a transaction for a Superior Offer (as defined in the Merger Agreement) and (ii) Gilead to terminate the Merger Agreement as a result of our Board of Directors changing its recommendation with respect to the Offer. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Gilead a termination fee in the amount of $151.6 million. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the Offer and the Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and other costs that may become payable in certain circumstances under the Merger Agreement.

The announcement or pendency of the Transactions may result in disruptions to our business, divert management’s attention and/or disrupt our relationships with third parties and employees, any of which could negatively impact our operating results and ongoing business.

The Merger Agreement generally requires us to conduct our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Transactions, and subjects us to customary interim operating covenants that restrict us, without Gilead’s approval (such approval not to be unreasonably withheld, delayed or conditioned), from taking certain specified actions until the Transactions are consummated or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Transactions and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

Our current and prospective employees may experience uncertainty about their future roles with us following the consummation of the Transactions, which may materially adversely affect our ability to retain and hire key personnel and other employees while the Transactions are pending. The pending Transactions could cause disruptions to our business or business relationships with our existing and potential suppliers and others with whom we do business, and this could have an adverse impact on our operating results and business generally. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Transactions may place a significant burden on management and internal resources, which may have a negative impact on our ongoing business operations. It may also divert management’s time and attention from the day-to-day operation of our businesses and the execution of our other strategic initiatives. This could adversely affect our financial results.

Stockholder litigation in connection with the Transactions may result in significant costs of defense, indemnification and liability.

The Company may be subject to stockholder lawsuits challenging the Transactions. No assurance can be made as to the outcome of these and other similar lawsuits, including the amount of costs associated with defending such claims or any other liabilities that may be incurred in connection with the litigation of such claims. If plaintiffs are successful in obtaining an injunction prohibiting completion of the Transactions on the agreed-upon terms, such an injunction may delay the completion of the Transactions in the expected timeframe or may prevent the Transactions from being completed altogether. Whether or not any plaintiff’s claim is successful, such litigation may result in significant costs of defense, indemnification and liability, and diverts management’s attention and resources, which could adversely affect our ongoing business operations.

Risks Related to Our Financial Condition and Capital Requirements

We will need additional capital in the future to sufficiently fund our operations and research.

We have incurred significant net losses since our inception. We anticipate that we will continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability. As of December 31, 2023, we had cash, cash equivalents and marketable securities totaling $416.2 million. To date, we have raised capital primarily through equity financings, licensing transactions and a structured finance arrangement. For example, in January 2023, we entered into a Collaboration and License Agreement with Kaken Pharmaceutical Co., Ltd. (Kaken), granting Kaken an exclusive license to commercialize and market seladelpar for the treatment of primary biliary cholangitis (PBC) in Japan in consideration for an upfront payment to us of $34.2 million that was paid in January 2023, potential milestone payments to us totaling up to ¥17.0 billion (approximately $128.0 million at contract inception date) for the achievement of certain regulatory and sales milestones in Japan and additional payments to us for the supply of seladelpar to Kaken. In September 2023, we sold 14,521,307 shares of common stock at $17.13 per share and a pre-funded warrant to purchase 583,771 shares of common stock in a public equity offering for total gross offering proceeds of approximately $258.7 million. In January 2023, we sold 11,821,428 shares of common stock at $7.00 per share and a pre-funded warrant to purchase 2,142,857 shares of common stock at $6.9999 per share in a public equity offering for total gross offering proceeds of $97.7 million. In July 2021, we entered into a Development Financing Agreement with an affiliate of Abingworth LLP (“Abingworth”) pursuant to which Abingworth provided $75 million in funding to us. We may need to raise additional equity and/or debt capital or enter into strategic transactions to fund our continued operations, including clinical trials, other product development and pre-commercialization activities. Our monthly spending levels vary based on new and ongoing development and corporate activities. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete.

In the event we do not successfully raise sufficient funds to finance our operations, we will curtail our product development activities and other activities commensurate with the magnitude of the shortfall and our product development activities may cease altogether. To the extent that the costs of our activities exceed our current estimates and we are unable to raise sufficient additional capital to cover such additional costs, we will need to reduce operating expenses, sell assets, enter into strategic transactions, or effect a combination of the above. No assurance can be given that we will be able to enter into any of such transactions on acceptable terms, if at all.

Our future funding requirements and sources will depend on many factors, including but not limited to the following:

•	the rate of progress and cost of our clinical studies;

•	the need for additional or expanded clinical studies;

•	the rate of progress and cost of our Chemistry, Manufacturing and Control development, registration, validation and commercial programs;

•	the timing, economic and other terms of any licensing, collaboration or other similar arrangement into which we may enter;

•	the costs and timing of seeking and obtaining FDA and other regulatory approvals;

•	the extent of our other development activities;

•	the costs and scope of our pre-commercialization activities;

•	the costs of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	macroeconomic conditions that may impact our operations and financial condition; and

•	the effect of competing products and market developments.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may be prevented from pursuing development and commercialization efforts, which would have a material adverse effect on our business, operating results, prospects, and on our ability to develop and commercialize our product candidates.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenues from sales of our product candidates in the immediate future, if ever.

Conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data required to obtain regulatory approval and achieve product sales. Our anticipated development costs would likely increase if we do not obtain favorable results or if development of our product candidates is delayed. In particular, we would likely incur higher costs than we currently anticipate if development of our product candidates is delayed because we are required by a regulatory authority such as the FDA to perform studies or trials in addition to our current trials. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the timing or amount of any increase in our anticipated development costs.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and marketing and distribution arrangements. We do not have any committed external source of funds. If appropriate opportunities become available, we may seek to raise additional equity and/or debt capital to fund our continued operations.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (SVB), where we currently hold a portion of our cash and cash equivalents, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC), as receiver. On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC jointly released a statement that depositors at SVB would have access to their funds, even those funds in excess of FDIC insurance limits, under a systemic risk exception. As of March 13, 2023, we had access to our cash and cash equivalents at SVB; however, there is uncertainty in the markets regarding the stability of regional banks and the safety of deposits in excess of the FDIC insured deposit limits. The ultimate outcome of these events cannot be predicted, but these events could have a material adverse effect on our business operations if our ability to access funds at SVB or any other banks we use is compromised.

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

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our products or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Our products would be subject to additional ongoing FDA requirements governing the labeling, packaging, storage, distribution, safety surveillance, advertising, promotion, record-keeping and reporting of safety and other post-market information. The holder of an approved NDA is obligated to monitor and report adverse events (AEs) and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. Furthermore, promotional materials must be approved by the FDA prior to use for any drug receiving accelerated approval.

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

Health care professionals and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, third-party payors and customers may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we research, as well as market, sell and distribute our products. Restrictions under applicable federal and state health care laws and regulations, include the federal Anti-Kickback Statute, the federal False Claims Act, Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, the federal false statements statute, the federal transparency requirements under the PPACA, as amended by the Health Care and Education Reconciliation Act, commonly referred to as the Physician Payments Sunshine Act, and analogous state laws and regulations, such as state anti-kickback and false claims laws.

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

We have not marketed, distributed or sold any products. The success of our business depends upon our ability to develop and commercialize our product candidates. A concentration of risk and reliance on one product candidate may develop if we are unsuccessful, or less successful, in developing a product pipeline. The success of any product candidate will depend on many factors, including the following:

•	successful enrollment and completion of clinical trials, including, in the case of RESPONSE, sufficient subjects that received liver biopsies;

•	the successful and timely collection and analysis of trial data;

•	receipt of marketing approvals from the FDA and regulatory authorities outside the United States for the product candidate;

•	establishing commercial manufacturing capabilities by making arrangements with third-party manufacturers;

•	launching commercial sales of the product, whether alone or in collaboration with others;

•	acceptance of the product by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	a continued acceptable safety profile of the product following marketing approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

We depend on the successful completion of clinical trials for our product candidates.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more of our clinical trials can occur at any stage, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

We may experience a number of unforeseen events during clinical trials for our product candidates that could delay or prevent the commencement and/or completion of our clinical trials, including the following:

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

•	the number of patients in our RESPONSE clinical trial that received biopsies may be insufficient to satisfy regulatory requirements;

•	clinical investigators or study subjects may fail to comply with clinical study protocols;

•	trial conduct and data analysis issues may occur, including, but not limited to, failure to collect and analyze data in a timely manner, data entry and/or labeling errors or data analysis errors;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;

•	geo-political actions may interfere with our clinical trials;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	reports of initial clinical results or topline data may change as additional source validation is undertaken;

•	the supply or quality of our clinical trial materials or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators to suspend or terminate the trials.

Because successful development of product candidates is uncertain, we are unable to estimate the actual funds required to complete research and development and commercialize our products under development.

Negative or inconclusive results of our future clinical trials of product candidates could cause the FDA or other regulatory authorities to require that we repeat or conduct additional clinical studies. If later stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates may be adversely impacted. For example, we recently filed an NDA seeking approval from the FDA for seladelpar for the second line treatment of PBC. The combined data from our trials may not be sufficient to gain approval from the FDA.

Geo-political turmoil between Russia and Ukraine have caused us to wind down clinical trial activity in Russia.

We had a small number of clinical sites in Russia in our RESPONSE clinical trial. Ongoing geo-political turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, caused us to wind down clinical trial activity in Russia. Clinical trial activity in Russia concluded in the end of the fourth quarter of 2023.

Delays in clinical trials are common and have many causes, and any delay could result in increased costs to us and jeopardize or delay our ability to obtain regulatory approval and commence product sales.

Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. We may experience delays in clinical trials at any stage of the development and testing of our product candidates, and any delay could result in increased costs to us. Any clinical trial we undertake may not begin on time, have an effective design, enroll a sufficient number of subjects, or be completed on schedule, if at all.

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

In May 2016, we announced results of a High Dose Phase 2 clinical study of seladelpar in patients with PBC. During the course of this trial three cases of asymptomatic, reversible transaminase elevations occurred, and we made the decision to discontinue the study early after review of safety and efficacy data demonstrated a need for further dose reduction to optimize clinical safety and efficacy. The emergence of AEs and histological observations in subsequent seladelpar clinical trials could prevent us from further developing seladelpar or could result in the denial of regulatory approval.

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

•	we may be required to change the way the product is administered or to conduct additional clinical studies;

•	we may choose to discontinue sale of the product;

•	patients and the medical community may decide to use a competing drug;

•	we could be sued and held liable for harm caused to patients; or

•	our reputation may suffer.

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

We do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We currently rely on third-party manufacturers for supply of our preclinical and clinical drug supplies. We expect that in the future we will continue to rely on such manufacturers for drug supplies that will be used in clinical trials of our product candidates, and for the commercial sale of any of our approved products.

The facilities used by our contract manufacturers to manufacture the approved product must be approved by the FDA pursuant to inspections that will be conducted only after we submit an NDA to the FDA. A representative from the European Medicines Agency (EMA) or another regulatory authority may also require inspection and approval of such contract manufacturing facilities. We are completely dependent on our contract manufacturing partners for compliance with the FDA’s requirements for the manufacture of finished pharmaceutical products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s regulatory requirements of safety, purity and potency, we will not be able to secure and/or maintain FDA approval for our product candidates. In addition, we have no direct control over the ability of the contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If our contract manufacturers cannot meet FDA standards, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our products. No assurance can be given that our manufacturers can continue to make clinical and commercial supplies of product candidates, at an appropriate scale and cost to make it commercially feasible.

In addition, we do not have the capability to package and distribute finished products to pharmacies and other customers. If we receive marketing approval from the FDA, we intend to sell pharmaceutical product packaged and distributed by one or more pharmaceutical product packagers/distributors. We may be unable to maintain agreements on commercially reasonable terms with contract manufacturers and pharmaceutical product packagers/distributors, which could have a material adverse impact upon our business.

We rely on limited sources of supply for our product candidates, and any disruption in the chain of supply may cause delay in developing and commercializing for each product candidate.

If supply from an approved vendor is interrupted or suspended, there could be a significant disruption in commercial supply of our products. An alternative vendor would need to be qualified through a supplemental registration, which would be expensive, time consuming and could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new drug substance or drug product supplier is relied upon for commercial production. These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products, and cause us to incur additional costs. Furthermore, if our suppliers fail to deliver the required commercial quantities of the product on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost and in a timely manner, the supply chain for our products may be delayed, which could inhibit our ability to generate revenues.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization of our products.

As the manufacturing processes are scaled up they may reveal manufacturing challenges or previously unknown impurities that could require resolution in order to proceed with our planned clinical trials and obtain regulatory approval for the commercial marketing of our products. In the future, we may identify manufacturing issues or impurities that could result in delays in the clinical program and regulatory approval for our products, increases in our operating expenses, failure to obtain or maintain approval for our products, or delays in getting our products to market.

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

If any of our product candidates receive marketing approval, they may nonetheless be unable to gain sufficient market acceptance by physicians, patients, health care payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any of our products will depend on a number of factors, including the following:

•	demonstration of clinical safety and efficacy in our clinical trials;

•	the risk/benefit profile of our products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and health care payors;

•	the prevalence and severity of any side effects;

•	the safety of products seen in a broader patient group, including its use in unapproved indications;

•	limitations or warnings contained in the FDA and other regulatory authorities approved label for the relevant product;

•	acceptance of the product by physicians, other health care providers and patients as a safe and effective treatment;

•	the potential and perceived advantages of products over alternative treatments;

•	the timing of market introduction of competitive products;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any future collaborators’ sales and marketing strategies;

•	manufacturing or product quality;

•	our ability to obtain formulary approval;

•	our ability to obtain and maintain sufficient third-party coverage or reimbursement, which may vary from country to country; and

•	the effectiveness of our or any future collaborators’ sales, marketing and distribution efforts.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product, we may be unable to generate any revenue.

We are currently building an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved we must build our sales, marketing, operations, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We may enter into strategic partnerships with third parties to commercialize our products.

If we are unable to successfully manage pre-commercialization activities, including but not limited to building our own sales force (or negotiate one or more strategic partnership(s) for the commercialization of our products) and establish marketing and distribution channels, we may be forced to delay the potential commercialization of the product, or reduce the scope of our sales or marketing activities. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring the product to market or generate product revenue.

If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with companies that currently have extensive and well-funded marketing and sales operations and more experience establishing distribution channels. Without an internal team or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

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

If our product candidates are approved for commercialization outside the United States, we expect that we will be subject to additional risks related to international operations, including the following:

•	different regulatory requirements for drug approvals in foreign countries;

•	compliance with local healthcare and pricing regulations;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad

•	ensuring patient access through supply and packaging infrastructure requirements; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, pandemics, or natural disasters including earthquakes, typhoons, volcanic eruptions, floods and fires.

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

As we continue to build our clinical and drug development and commercial operations, we will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

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

Significant disruptions of information technology systems or breaches of data security, affecting our systems or those of third parties upon which we rely, could materially adversely affect our business, results of operations and financial condition. Such disruptions or breaches could result in adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; or other adverse consequences.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures designed to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause stakeholders (including investors and potential customers) to stop supporting our platform, deter new customers from products, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Changes in and failures to comply with United States and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and consolidated financial performance. The actual or perceived failure to comply with such obligations could lead to government enforcement actions (which could include civil or criminal penalties), fines and sanctions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data collected about trial participants in connection with clinical trials, and other sensitive third-party data. These activities result in our being subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad.

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

In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information (see “Federal and State HealthCare Laws” above). Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020—collectively, CCPA—applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents.

Additionally, in the past few years, numerous U.S. states in addition to California—including Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our customers, or our vendors must comply. For example, the EU has adopted the General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect in May 2018 and includes strict requirements for processing the personal information of EU subjects, including clinical trial data. The GDPR has increased compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. The processing of sensitive personal data, such as physical health condition, has imposed heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for robust regulatory enforcement and fines for a noncompliant company. Under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities, litigation by private plaintiffs or others, additional reporting requirements and/or oversight, bans on processing personal data, orders to destroy or not use personal data, and imprisonment of company officials. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

•	failure to enter into new collaborations;

•	failure by us or our licensors to prosecute, maintain or enforce our intellectual property rights;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to future products;

•	changes in the structure of health care payment systems;

•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant or potential equity or debt sales by us;

•	delays in completing our clinical trials;

•	adverse, delayed or inconclusive results in our clinical trials;

•	adverse or inconclusive results or delays in preclinical testing;

•	announcements of clinical trial plans or results by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future; and

•	trading volume of our common stock.

In addition, companies trading in the stock market in general have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Macroeconomic conditions and broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Significant additional capital may be needed in the future to continue our product development efforts and operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If in the future we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in new investors gaining rights superior to our existing stockholders. Pursuant to our equity incentive plans, we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under our equity incentive plans as of December 31, 2023 was 9,189,960 shares.

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

We may be unable to utilize our federal and state net operating loss carryforwards to reduce our income taxes.

As of December 31, 2023, we had net operating loss (“NOL”) carryforwards of $365.6 million and $214.9 million available to reduce future taxable income, if any, for U.S. federal income tax and state income tax purposes, respectively. If not utilized, $78.4 million of our federal NOL carryforwards will begin to expire in 2034 and our state NOL carryforwards will begin to expire in 2028. Portions of these NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under legislation enacted in 2017, as modified by legislation enacted in 2020, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which generally occurs if the percentage of the corporation’s stock owned by 5% stockholders increases by more than 50% over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Our existing NOLs may be subject to limitations arising from previous ownership changes. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change. The Section 382 analysis was rolled forward through December 31, 2023 with no further restrictions on use of net operating loss or credit carryforwards.

Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.

New tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted differently, changed, repealed or modified at any time. Any such enactment, interpretation, change, repeal or modification could adversely affect us, possibly with retroactive effect. For instance, the Inflation Reduction Act of 2022 imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, for certain research and experimental expenses incurred in tax years beginning after December 31, 2021, the Tax Cuts and Jobs Act (the Tax Act) requires the capitalization and amortization of such expenses over five years if incurred in the United States and fifteen years if incurred outside the United States, rather than deducting such expenses currently. Although there have been legislative proposals to repeal or defer the capitalization requirement, there can be no assurance that such requirement will be repealed, deferred, or otherwise modified. Changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges and increase our future tax expenses.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and data amassed from our clinical trials (“Information Systems and Data”).

Our information technology department, with the support of our senior management, assesses and manages the Company’s cybersecurity threats and risks. Our information technology department leverages third-party service providers to identify cybersecurity threats by monitoring and evaluating our threat environment, and then assesses these risks. We, and/or our third-party service providers, use various methods in identifying and assessing these risks, including, for example, manual and automated tools to identify and combat cybersecurity threats, analyzing reports of threats, conducting scans and assessments of the threat environment and to identify vulnerabilities, the use of detection and response services (including behavioral analytics and machine learning to identify security threats) and conducting reviews of third-party service providers, among other things. We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example penetration testing, threat intelligence, dark web reporting, cybersecurity consulting and software, and professional services for implementation and security architecture.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, physical security and access controls, asset management, systems monitoring, incident detection and response, risk assessment, the implementation of security standards and certifications, encryption of data, network security controls, and a disaster recovery/business continuity plan, among other mitigation tactics.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, our information technology department works with its management and with legal and compliance to evaluate material risks from cybersecurity threats against our overall business objectives, working with other individuals from senior management as needed. Certain cybersecurity issues may then be reported to the board of directors.

Moreover, we use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations and contract manufacturing organizations. Depending on the nature of the services provided, our information technology department may review certain third-party service providers that include the assessment of the service provider’s cybersecurity systems and controls. Depending on the nature of the services provided and the identity of the provider, we may impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including in Risks Related to Our Business Operations and Industry.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function and is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the management functions of information technology and legal and compliance, who have combined decades of experience in compliance and managing cybersecurity risks.

Our information technology department is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, communicating key priorities to relevant personnel, and is responsible for approving budgets related to cybersecurity. A wider group of personnel, including the management functions of information technology and legal and compliance, help prepare for cybersecurity incidents, work in conjunction with others to approve cybersecurity processes, and review security assessments and other security-related reports.

Our cybersecurity incident response process is designed to escalate certain cybersecurity incidents to members of senior management, depending on the circumstances. Members of senior management may work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response process includes reporting to the board of directors for certain cybersecurity incidents.

The board receives periodic reports concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The board also receives periodic reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties

Our corporate office is located in Fremont, California. Our office lease for that facility terminates on May 31, 2032. We believe that our current facilities are sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows. Apart from such incidental matters, the following demand letters and draft complaints relating to the Transactions have been submitted to the Company.

Between February 26 and 27, 2024, the Company received three demand letters from purported holders of Shares, one of which enclosed a draft complaint. The Company also separately received a draft complaint from a purported holder of Shares that was unaccompanied by a demand letter. Each demand letter alleges disclosure deficiencies in the Schedule 14D-9 and demands an issuance of corrective disclosures. Both of the draft complaints identify as prospective defendants the Company and members of the Company Board. The draft complaints allege that the defendants caused to be filed with the SEC a materially incomplete and misleading Schedule 14D-9 in violation of Sections 14(d)(4), 14(e) and 20(a) of the Exchange Act and Rule 14D 9 promulgated thereunder. Among other remedies, the draft complaints threaten to seek an order enjoining the defendants from proceeding with or consummating the Offer, unless and until the defendants disclose certain allegedly material information that was allegedly omitted from the Schedule 14D-9; granting rescissory damages; awarding the plaintiff costs and disbursements of its action, including reasonable attorneys’ and expert fees and expenses; and granting such other and further relief as the court may deem just and proper. The Company believes that the allegations contained in the demand letters and draft complaints are without merit.

On February 26, 2024, the Company received a demand letter from a purported holder of Shares that requests access to certain books and records of the Company to investigate purported breaches of fiduciary duty, director independence and disinterestedness, corporate wrongdoing and/or inadequate disclosures in connection with the Transactions and related to the transaction documents. The Company is preparing a response.

Additional demand letters and draft complaints may be submitted to the Company and lawsuits may be filed against the Company and its Board of Directors, in each case, challenging the Transactions and/or alleging deficiencies with respect to the Solicitation/Recommendation Statement on Schedule 14D-9 in the future.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is listed on the Nasdaq Global Select Market under the symbol “CBAY”. As of January 31, 2024, there were approximately 172 holders of record of our common stock, although there are a substantially greater number of “beneficial holders,” whose shares are held of record by banks, brokers and other financial institutions in “street name.”

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

Performance Graph

The following graph assumes an initial investment of $100 in our common stock on January 1, 2019, as well as the stocks comprising the Nasdaq Composite Index (^IXIC), and the stocks comprising the Nasdaq Biotechnology Index (^NBI). All results assume the reinvestment of dividends, if any, and are calculated as of each month end. Historical stockholder return is not necessarily indicative of the performance to be expected for any future periods.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements under in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. See “Cautionary Language Regarding Forward Looking Statements” at the beginning of this Annual Report for cautionary information regarding forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and subject to risks and uncertainties and appear throughout this Annual Report on Form 10-K and are statements regarding our current expectation, belief, or intent, primarily with respect to our operations and related industry developments. Examples of these statements include, but are not limited to, statements regarding our expectations with respect to the following: the Offer, the Merger and other related matters; our business and scientific strategies; the progress of our product development programs, and the timing of results; regulatory submissions and approvals; our drug discovery technologies; our research and development expenses; protection of our intellectual property; sufficiency of our cash and capital resources and the need for additional capital; and our operations and legal risks. You should not place undue reliance on these forward-looking statements. Our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements for many reasons. Factors that might cause such a difference include those discussed under the caption “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and many other factors could affect our future financial and operating results. We undertake no obligation to update any forward-looking statement to reflect events after the date of this Annual Report.

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

On February 11, 2024, we entered into the Merger Agreement with Gilead and Purchaser, which provides for the acquisition of the Company by Gilead in a two-step all cash transaction, consisting of the Offer, followed by the Merger, with the Company continuing as the surviving corporation.

On February 23, 2024, Purchaser commenced the Offer for all of the Company’s Shares, other than any Excluded Shares, at the Offer Price, net to the seller in cash, without interest and subject to any required withholding of taxes. The Offer will initially remain open until March 21, 2024 (unless otherwise agreed to in writing by Gilead and us), which period may be extended for additional periods of up to 10 business days per extension (or such other duration as may be agreed to in writing by the Company and Gilead) to permit the conditions to the Offer to be satisfied.

The obligation of Purchaser to accept for payment Shares validly tendered pursuant to the Offer is subject to customary closing conditions, including: (i) Shares having been validly tendered and not validly withdrawn that, considered together with all other Shares (if any) beneficially owned by Gilead and its affiliates, represent one more Share than 50% of the total number of Shares outstanding at the time of the expiration of the Offer (including, for the avoidance of doubt, all Shares that become outstanding as a result of the “cashless exercise” of the outstanding pre-funded warrants of the Company, as described above); (ii) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to any applicable Material Adverse Effect (as defined in the Merger Agreement) and materiality qualifiers); (iii) the absence of a willful and material breach by the Company of the “no-shop” restrictions described in the Merger Agreement and the Company’s performance of its other obligations, covenants and agreements under the Merger Agreement in all material respects; (iv) the absence, since the date of the Merger Agreement, of any Material Adverse Effect; (v) the expiration or early termination of the waiting period applicable to the Offer under the HSR Act and if Gilead and the Company have entered into an agreement with any governmental body regarding the timing of the consummation of the Offer, such consummation being permitted under such agreement and (vi) the absence of any judgment, temporary restraining order, preliminary or permanent injunction or other order, decree or ruling restraining, enjoining or otherwise preventing the acquisition of or payment for Shares pursuant to the Offer or the consummation of the Offer or the Merger or subsequent integration.

As soon as practicable following the acceptance of the Shares validly tendered and not validly withdrawn pursuant to the Offer and the consummation of the Offer, subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, the Merger will be effected under Section 251(h) of the DGCL without a meeting or vote of the Company’s stockholders.

At the Effective Time, each issued and outstanding Share, other than any Excluded Shares, any Tendered Shares or any Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive the Merger Consideration, in cash, without interest and subject to any required withholding of taxes.

At the Effective Time, each stock option to purchase Shares that is then outstanding and unexercised, whether or not vested and which has a per-share exercise price that is less than the Merger Consideration, will be automatically canceled and converted into the right to receive a lump-sum cash payment equal to (i) the excess of (a) the Merger Consideration over (b) the exercise price payable per Share under such stock option, multiplied by (ii) the total number of Shares subject to such stock option immediately prior to the Effective Time.

At the Effective Time, each restricted stock unit award with respect to Shares that is then outstanding will be automatically canceled and converted into the right to receive a lump-sum cash payment equal to the product, rounded to the nearest cent, of (i) the number of Shares subject to such restricted stock unit award as of the Effective Time and (ii) the Merger Consideration.

At the Offer Acceptance Time, each pre-funded warrant of the Company to purchase Shares that is outstanding immediately prior to the Effective Time will automatically be deemed to be exercised in full in a “cashless exercise” pursuant to the warrant agreement to which such warrant is subject. At the Effective Time, holders of Shares issued pursuant to such “cashless exercise” of the pre-funded warrants of the Company in accordance with the applicable warrant agreements and the Merger Agreement shall become entitled to the Merger Consideration as described above in respect of Shares other than the Excluded Shares, the Tendered Shares and any Dissenting Shares.

The Merger Agreement contains certain termination rights for the Company and Gilead. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Gilead a termination fee in the amount of $151.6 million.

Seladelpar—Primary Biliary Cholangitis (PBC)

In December 2023, we submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) for seladelpar, our investigational treatment for the management of PBC, including pruritus in adults without cirrhosis or with compensated cirrhosis (Child Pugh A) who are inadequate responders or intolerant to ursodeoxycholic acid (UDCA). In February 2024, we announced that (i) the FDA accepted our NDA for seladelpar and granted a priority review and set a Prescription Drug User Fee Act (PDUFA) target action date of August 14, 2024 and notified us that it is not currently planning to hold an advisory committee meeting to discuss the application, (ii) the U.K. Medicines and Healthcare products Regulatory Agency accepted for filing the application of the Company for approval of seladelpar for treatment of PBC, including pruritus, in early February 2024 and (iii) the Company submitted a similar application for the approval of seladelpar for the treatment of PBC, including pruritus, with the European Medicines Agency, in early February 2024. Previously, seladelpar was granted Breakthrough Therapy Designation by the FDA in 2019 and in October 2023, the FDA revised the Breakthrough Therapy Designation in recognition of clinical data that indicated seladelpar may provide meaningful improvement over existing therapy based on a reduction in alkaline phosphatase (ALP) and improvement in pruritus in patients without cirrhosis or with compensated cirrhosis.

In September 2023, we announced topline results from our Phase 3 RESPONSE study. The study evaluated the safety and efficacy of seladelpar for the treatment of PBC. The trial achieved the primary and all key secondary endpoints of the trial. A total of 61.7% of patients on seladelpar 10 mg (n=128) met the primary composite endpoint related to serum alkaline phosphatase and bilirubin at 12 months versus 20.0% on placebo (n=65; p<0.0001). Alkaline phosphatase at 12 months (key secondary endpoint) normalized in 25.0% of patients on seladelpar vs. zero on placebo (p<0.0001). The least-squares mean percent reduction in alkaline phosphatase at 12 months was 42.4% in the seladelpar group vs. 4.3% in the placebo group (p<0.0001). Seladelpar treatment compared to placebo also demonstrated a statistically significant reduction in pruritus, or itch (key secondary endpoint), after 6 months of treatment. Seladelpar-treated patients with a baseline Numerical Rating Scale (NRS)>4 (moderate to severe pruritus) had a least-square mean reduction of 3.2 points in pruritus NRS (n=49) compared to 1.7 points for patients in the placebo group (n=23; p<0.005). Overall, the safety profile was comparable between placebo and seladelpar groups and was consistent with previous studies. Treatment-emergent adverse events, serious adverse events, and patient discontinuations were generally balanced across the treatment and placebo arms. There were no treatment-related serious adverse events in the study. Seladelpar’s tolerability profile appeared favorable and consistent with previous studies.

In August 2023, we announced the initiation of a 52-week, placebo-controlled, randomized, Phase 3 study — “Intended to Determine the Effects of seladelpar on normalization of Alkaline phosphatase (ALP) Levels in subjects with Primary Biliary Cholangitis (PBC)” (IDEAL). The IDEAL study aims to enroll 150 patients globally with PBC who have an incomplete response or intolerance to ursodeoxycholic acid (UDCA), in each case with ALP greater than the upper limit of normal (ULN) but less than 1.67xULN, and total bilirubin less than or equal to 2xULN. Patients will be randomly assigned using a 2:1 ratio to oral, once daily seladelpar 10 mg or placebo. The primary outcome measure is the normalization greater than or equal to a 15% decrease in ALP at 52 weeks and a key secondary endpoint evaluating the change in pruritus Numerical Rating Scale (NRS) at six months in subjects with moderate to severe pruritus at baseline.

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

In addition, we are continuing our ASSURE trial, an open-label, long-term study intended to collect additional long-term safety and efficacy data to support registration. ASSURE is open to patients from our previously completed Phase 2 open label study and our Phase 3 ENHANCE study, patients who completed treatment in RESPONSE, and patients who complete treatment in certain Phase 1 studies. As of December 31, 2023, the ASSURE trial has enrolled over 300 patients.

MBX-2982

In November 2020, we announced a Phase 2a proof-of-pharmacology study led by AdventHealth Translational Research Institute and funded by the Leona M. and Harry B. Helmsley Charitable Trust to evaluate MBX-2982, a G protein-coupled receptor 119 (GPR119) agonist, in subjects with type 1 diabetes (T1D). The study assessed whether MBX-2982 enhanced glucagon secretion during insulin-induced hypoglycemia in subjects with T1D. In November 2023, we announced that while the study found that while MBX-2982 demonstrated pharmacodynamic action, it did not demonstrate the pharmacology needed to benefit the T1D population as there was no change in glucagon secretion during clamps in subjects with T1D dosed with MBX-2982 versus placebo. The Company is not planning any further studies with MBX-2982.

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

Collaboration Revenues

We enter into collaboration arrangements with third parties, under which we license certain rights to our intellectual property and provide certain services to the party to enable local development of the product, and account for the arrangements as collaboration services revenue when the counterparty is a customer under ASC 606. The terms of these arrangements typically include payment to us for one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; product supply services; development cost reimbursements; profit sharing arrangements; and royalties on net sales of licensed products.

As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We use assumptions to determine the standalone selling price, which may include forecasts of revenues and costs, clinical development timelines and costs, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success. At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. At the end of each subsequent reporting period, we re-evaluate the probability of earning of such development milestones and related constraints, if any, and if necessary, adjust our estimate of the overall transaction price. For arrangements that may include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sale occurs or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Development milestone adjustments are recorded on a cumulative catch-up basis, which would affect collaboration services revenues in the period of adjustment.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful screening and enrollment of patients and the completion of clinical trial milestones. In expensing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2023, 2022, and 2021.

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

We identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, we determined the fair value of these features, both individually and in aggregate, were immaterial at inception and as of December 31, 2023, 2022, and 2021. The fair value of these features will be assessed at each subsequent reporting date and will be marked to market, if material. To determine the amount to record for the embedded derivative liability, we must assess the probability of occurrence of various potential future events that could affect the timing and/or amount of future cash flows related to the Financing Agreement.

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

Results of Operations

General

To date, we have not generated any income from operations. As of December 31, 2023, we have an accumulated deficit of $978.2 million, primarily as a result of expenditures for research and development, general and administrative expenses and net interest expenses from inception to that date. Currently, our lead product candidate is in late-stage development and will require additional work and regulatory approval before it can be commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate sufficient revenue to achieve and sustain profitability. Until we can generate sufficient product revenue, which we may never do, we will need to finance future cash needs through potential collaborative, partnering or other strategic arrangements, as well as through equity offerings, debt financings or a combination of the foregoing.

Operating Results

This discussion and analysis addresses 2023 and 2022 items and year-over-year comparisons between 2023 and 2022. Discussions of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 23, 2023.

Our results of operations for the years ended December 31, 2023 and 2022 are presented below (in thousands):

	Year Ended
	December 31,		Change
	2023	2022	2023 vs. 2022
($ in thousands)
Collaboration revenue	$31,073	$—	$31,073
Operating expenses:
Research and development	80,799	67,995	12,804
General and administrative	51,953	25,116	26,837

Total operating expenses	132,752	93,111	39,641

Loss from operations	(101,679)	(93,111)	(8,568)
Other income (expense), net:
Interest income	13,490	2,017	11,473
Interest expense	(18,945)	(14,907)	(4,038)
Other income	1,764	—	1,764

Total other income (expense), net	(3,691)	(12,890)	9,199

Net loss	$(105,370)	$(106,001)	$631

Collaboration Revenue

On January 6, 2023, we entered into a Collaboration and License Agreement (the License Agreement) with Kaken Pharmaceuticals Co., Ltd (Kaken). Pursuant to this agreement, we granted Kaken an exclusive license to develop and commercialize seladelpar for the treatment of PBC in Japan. In consideration of the license and other rights granted by us, Kaken made an upfront cash payment to the Company of ¥4.5 billion in January 2023 (or $34.2 million, comprised of $33.7 million of contract consideration).

Of the $33.7 million, we recognized $31.1 million as collaboration revenue during the year ended December 31, 2023. This collaboration revenue principally relates to the license transfer and the delivery of certain underlying technology and know-how associated with the license. The remaining $2.8 million portion of the upfront consideration was deferred, as it relates to our data delivery performance obligation and our CMC development performance obligation which were not delivered as of December 31, 2023.

Research & Development Expenses

Conducting research and development is central to our business model. Research and development expenses increased $12.8 million to $80.8 million from $68.0 million for the years ended December 31, 2023 and 2022, respectively. We expect that our research and development expenses to increase in the near term as we continue to expand our clinical activities related to seladelpar.

Research and development expenses are detailed further in the table below (in thousands):

	Year Ended
	December 31,		Change
	2023	2022	2023 vs. 2022
Project costs:
Seladelpar PBC clinical studies	$35,697	$34,143	$1,554
Seladelpar drug manufacturing & development	3,689	6,585	(2,896)
Preclinical	1,388	886	502
Seladelpar and non-seladelpar other studies	14	21	(7)

Total project costs	40,788	41,635	(847)
Internal research and development costs	40,011	26,360	13,651

Total research and development	$80,799	$67,995	$12,804

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

Comparison of Years Ended December 31, 2023 and 2022

Total project costs, which primarily consisted of clinical trial expenses for seladelpar in PBC, decreased by $0.8 million to $40.8 million from $41.6 million for the years ended December 31, 2023 and 2022, respectively. Project costs for the years ended December 31, 2023 and 2022 primarily consisted of seladelpar-related clinical trial expenses for PBC. The decrease was primarily driven by lower contract research expenses for our RESPONSE clinical trial following completion of the trial as well as lower drug manufacturing expenses during the year ended December 31, 2023. Internal research and development costs increased by $13.7 million to $40.0 million from $26.4 million for the years ended December 31, 2023 and 2022, respectively, primarily due to an increase in employee compensation, contractor costs, and consultant expenses incurred in the year ended December 31, 2023 compared to the year ended December 31, 2022 as we continued to engage additional research and development personnel to startup our AFFIRM and IDEAL clinical trials and to support other ongoing clinical development activities.

General and Administrative Expenses

General and administrative expenses consist principally of personnel-related costs, professional fees for legal, consulting, and accounting services, rent, and other general operating expenses not otherwise included in research and development.

Comparison of Years Ended December 31, 2023 and 2022

General and administrative expenses increased by $26.8 million to $52.0 million from $25.1 million for the years ended December 31, 2023 and 2022, respectively. The increase was driven primarily by growth in employee headcount and incremental expenditures related to our pre-commercial planning activities for seladelpar and our continued expansion of our operations. We expect these types of general and administrative expenses to continue to increase in the future as we further expand support for our ongoing drug development activities and expand on initiatives to plan and prepare for potential commercialization of seladelpar in PBC.

Other Income (Expense), Net

Other income (expense), net includes interest expense related to the accretion of the development financing liability recorded in connection with the July 2021 Abingworth Development Financing Agreement (the Financing Agreement) using the effective interest method, net of interest income earned on our marketable securities portfolio and other income.

Comparison of Years Ended December 31, 2023 and 2022

Other income (expense), net, decreased $9.2 million to $3.7 million from $12.9 million for the years ended December 31, 2023 and 2022, respectively.

Interest income increased $11.5 million to $13.5 million from $2.0 million for the years ended December 31, 2023 and 2022, respectively, due to higher prevailing interest rates and an increase in investments held in our portfolio.

Interest expense increased $4.0 million to $18.9 million from $14.9 million for the years ended December 31, 2023 and 2022, respectively, primarily due to interest expense from the Abingworth Development Financing Arrangement.

Other income was $1.8 million for the year ended December 31, 2023, primarily due to the recognition of $1.3 million related to certain refundable Employee Retention Tax Credits for the years 2020 and 2021 pursuant to provisions of the CARES Act that were designed to help businesses retain employees and $0.5 million related to foreign currency gains.

Income Taxes

As of December 31, 2023, we had federal net operating loss carryforwards of $365.6 million and state net operating loss carryforwards of $214.9 million to offset future taxable income, if any. In addition, we had federal research and development tax credit carryforwards of $4.5 million, federal orphan drug tax credit carryforwards of $38.4 million, and state research and development tax credit carryforwards of $11.0 million. If not utilized, the federal net operating losses for the years beginning before January 1, 2018 of $78.4 million will expire beginning in 2034 through 2037, and the federal net operating losses for the tax years beginning after January 1, 2018 of $287.2 million will be carried forward indefinitely (subject to certain utilization limitations). The state net operating loss carryforwards will expire beginning in 2028 through 2043. The federal research and development and federal orphan drug tax credit carryforwards expire 2033 through 2043, and the state tax credit will carry forward indefinitely. Current federal and state tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change. During 2022, we completed a study and determined historical ownership changes occurred through December 31, 2022 and accordingly, we have reduced our carryforwards to incorporate the effects of these federal and state restrictions. Carryforwards that remain available may be subject to annual limitations, lack of future taxable income, or future ownership changes that could result in the expiration of the carryforwards before they are utilized. The Section 382 analysis was updated through December 31, 2023 with no incremental restrictions on use of net operating loss or credit carryforwards.

As of December 31, 2023, we recorded a full valuation allowance against our deferred tax assets of approximately $169.5 million, as our management believes it is more likely than not that they will not be fully realized. Interest and penalties for the years ended December 31, 2023 and 2022 were not material.

Liquidity and Capital Resources

We have financed our operations primarily through the sale of equity securities, licensing fees, issuance of debt and collaborations with third parties. As of December 31, 2023, cash, cash equivalents and marketable securities totaled $416.2 million, compared to $135.5 million as of December 31, 2022.

Collaboration and License Agreement

As noted above, on January 6, 2023, we entered into the License Agreement with Kaken. Pursuant to the License Agreement, we granted Kaken an exclusive license to develop and commercialize seladelpar for the treatment of PBC in Japan. In exchange for the license and other rights granted by us, Kaken paid us ¥4.5 billion in January 2023 (or $34.2 million, comprised of $33.7 million of contract consideration and a $0.5 million foreign exchange gain recorded in Other income (expense), net during the year ended December 31, 2023) and is also obligated to make aggregate potential future milestone payments to us totaling up to ¥17.0 billion ($128.0 million at exchange rates in effect at contract inception date) upon Kaken’s achievement of certain regulatory and sales milestones. We agreed to manufacture and supply seladelpar to Kaken for use in the territory in exchange for payments from Kaken as set forth in the License Agreement with specific terms defined or to be defined in supply agreements. We will deliver to Kaken data from our clinical trials, nonclinical studies and other pre-clinical data, chemistry manufacturing and controls (CMC) data, and other information (when such data and information becomes available), and know-how that is controlled by us that is reasonably necessary for Kaken to seek regulatory approval in Japan. We may also be requested by Kaken to conduct CMC activities specific to commercialization in Japan and provide other assistance.

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

On January 23, 2023, we sold 11,821,428 shares of common stock at $7.00 per share and a pre-funded warrant to purchase 2,142,857 shares of common stock at $6.9999 per share in a public equity offering (January 2023 public equity offering), for total net proceeds of approximately $92.4 million after deducting underwriting discount and other offering expenses.

At-the-Market (ATM) Facility

In March 2023, we filed a registration statement on Form S-3 with the SEC and entered into an at-the-market facility (ATM) to sell up to $100.0 million of common stock under the registration statement pursuant to the Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., dated July 2, 2020. To date, we have not sold any shares of common stock under the ATM.

Cash Flows

The following table sets forth a summary of the net cash flow activity for each of the periods indicated below (in thousands):

	Year Ended
	December 31,
	2023	2022
Net cash used in operating activities	$(72,531)	$(84,080)
Net cash used in investing activities	(86,569)	(45,985)
Net cash provided by financing activities	345,772	24,550

Net increase (decrease) in cash, cash equivalents and restricted cash	$186,672	$(105,515)

Cash Flows from Operating Activities

Net cash used in operating activities primarily consists of net loss, adjusted for certain non-cash items, including depreciation and amortization, non-cash lease expense, stock-based compensation expense, accretion of development financing liability, write-off of deferred financing costs, net (accretion) amortization of investments in marketable securities, and the effect of changes in working capital and other activities.

Comparison of the Years Ended December 31, 2023 and 2022

Net cash used in operating activities for the year ended December 31, 2023 decreased by $11.5 million to $72.5 million as compared to $84.1 million for the same period in the prior year, primarily due to a lower net loss due to the recognition of $31.1 million of collaboration revenue, changes in working capital in the year ended December 31, 2023, and partially offset by an increase in our operating expenses to $132.8 million from $93.1 million in the prior year primarily due to the expansion of our late-stage clinical trial activities related to the seladelpar development program as well as preparation for potential commercialization of seladelpar in PBC. In addition, cash was used to fund changes in our working capital due to the timing of payments.

Cash Flows from Investing Activities

Our investing activities primarily consist of purchases and redemption of marketable securities and purchases of property and equipment.

Comparison of the Years Ended December 31, 2023 and 2022

Net cash used in investing activities was $86.6 million for the year ended December 31, 2023 compared to $46.0 million used in investing activities in the prior year, primarily due to the timing of our purchases of investments and maturities of marketable securities and portfolio risk management.

Cash Flows from Financing Activities

Comparison of the Years Ended December 31, 2023 and 2022

Net cash provided by financing activities was $345.8 million for the year ended December 31, 2023 compared to $24.6 million in the prior year. During the year ended December 31, 2023, we received net proceeds of approximately $242.8 million from the September 2023 public offering and approximately $92.4 million from the January 2023 public offering. In addition, proceeds of $10.6 million were received from the issuance of common stock pursuant to our equity award plans during the year ended December 31, 2023.

Capital Requirements

We have incurred operating losses since inception and had an accumulated deficit of $978.2 million as of December 31, 2023. As of December 31, 2023, we had cash, cash equivalents and marketable securities of approximately $416.2 million.

We expect to continue to incur substantial expenses related to our development activities for the foreseeable future as we continue product development for seladelpar. Since product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials, we expect that our research and development expenses will increase in the future. We also expect that our overall operating expenses will increase in the future as we continue to plan and prepare for potential commercialization of seladelpar in PBC. We believe we will continue to require additional financing to develop our products and fund future operating losses, as well as to pay our obligations to Abingworth under our Financing Agreement with Abingworth, and will seek funds through equity financings, debt, collaborative or other arrangements with corporate sources, or through other sources of financing. It is unclear if or when any such financing transactions will occur, on satisfactory terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, it could have a material adverse effect on our business, results of operations, and financial condition.

Contractual Obligations and Other Cash Requirements

Our non-current contractual obligations as of December 31, 2023 include minimum lease payments for our current corporate office facility located in Newark, California, and the operating and finance subleases for the new corporate headquarters in Fremont, California, which we entered into in December 2023. Under our current corporate office space lease, we are also obligated to reimburse the lessor for a prorated portion of monthly facility operating expenses during the lease term. As of December 31, 2023, we had an immaterial amount of lease payments due in one year or less, primarily due to a contractual rent abatement period in the new sublease agreement, and $9.1 million due over the remaining lease term.

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

We have entered into commercial supply agreements with our contract manufacturers, where we are contractually committed to minimum purchase amounts and are also subject to payment associated with binding purchase orders in the event of cancellation. In the normal course of business, we are also party to various contracts with our other vendors, which are generally cancellable within ninety days or less.

We have significant potential payment obligations under the Financing Agreement that are contingently payable by us to Abingworth upon regulatory approval of seladelpar in PBC and achievement of certain sales for seladelpar. Specifically, we will pay to Abingworth fixed and variable success payments, including (1) contingent upon the first to occur of regulatory approval of seladelpar for the treatment of PBC in the U.S., U.K., Germany, Spain, Italy or France (Regulatory Approval), fixed success payments equal to 2.0x of the funding provided, consisting of $10 million payable within 90 days after Regulatory Approval and thereafter payments due on the first six anniversaries of the Regulatory Approval in the amounts of $15 million, $22.5 million, $22.5 million, $25.0 million, $27.5 million and $27.5 million, respectively and (2) variable success payments equal to 1.1x of the funding provided, consisting of sales milestone payments of (x) $17.5 million and $27.5 million, respectively upon first reaching certain cumulative U.S. product sales thresholds, and (y) $37.5 million upon first reaching a specified U.S. product sales run rate. See Note 7—Development Financing Agreement of our consolidated financial statements in this Annual Report for a more complete description of our financial obligations under the Financing Agreement. We were in compliance with all terms and covenants related to the Financing Agreement as of December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to credit risk and changes in interest rates. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market risk-sensitive instruments are held for trading purposes. We do not have derivative financial instruments in our investment portfolio.

Credit Risk

We manage credit risk associated with our investment portfolio through our investment policy, which limits purchases to high-quality issuers and limits the amount of our portfolio that can be invested in a single issuer.

Interest Rate Risk

We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment-grade corporate bonds and commercial paper, and money market funds. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Due to the conservative and short-term nature of these instruments, we do not believe that we have a material exposure to interest rate risk. If market interest rates were to increase or decrease by one percentage point, the fair value of our investment portfolio would increase or decrease by an immaterial amount.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our President and Chief Executive Officer and our Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The independent registered public accounting firm Ernst & Young, LLP has issued an audit report on our internal controls over financial reporting, which is included below and on the following page.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Ernst & Young LLP, has audited our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and have issued a report on our internal control over financial reporting as of December 31, 2023. Their report on the audit of internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of CymaBay Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited CymaBay Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CymaBay Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
San Mateo, California
February 2
8
, 2024
Item 9B.
Other Information
Rule
10b5-1
Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the Exchange Act, were as follows:

						Aggregate number of
					Expiration Date or	securities to be
Name	Title	Trading Arrangement	Action	Date Adopted	Termination Date	purchased or sold
Paul Quinlan	General Counsel	Rule 10b5-1 Trading Arrangement	Adopted	December 21, 2023	August 30, 2024	95,000
Lewis Stuart	Chief Commercial Officer	Rule 10b5-1 Trading Arrangement	Termination	August 30, 2024	December 7, 2023	300,000
Other than as disclosed above, none of our directors or Section 16 officers adopted or terminated a non-Rule
10b5-1
trading arrangement as defined in Item 408 of Regulation
S-K.
Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.
Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our executive officers is incorporated herein by reference to the information set forth under the caption “Information about our Executive Officers” in Part I of this Annual Report. The information required by this item with respect to our directors is incorporated herein by reference to the information set forth under the caption “Proposal 1–Election of Directors” in our proxy statement for our 2024 annual meeting of stockholders, or the 2024 Proxy Statement. The information required by this item with respect to late Section 16 filings, if any, is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2024 Proxy Statement. The information required by this item with respect to the committees of our board of directors is incorporated by reference to the information set forth under the caption “Information Regarding the Board of Directors and Corporate Governance–Information Regarding Committees of the Board” in the 2024 Proxy Statement.
If the 2024 Proxy Statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on
Form 10-K,
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
Item 11.
Executive Compensation
Reference is made to the information to be included under the headings “Executive Compensation” and “Director Compensation” in our 2024 Proxy Statement, which information is hereby incorporated by reference.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item with respect to security ownership of certain beneficial owners and management will be set forth in our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Equity Compensation Plan Information
Information concerning our equity compensation plans will be set forth in our 2024 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans—Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13.
Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our 2024 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors” and is incorporated herein by reference.

Item 14.
Principal Accountant Fees and Services
The information required by this item will be set forth in our 2024 Proxy Statement under the caption “Principal Accountant Fees and Services” in the proposal under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.
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
(b) List of Exhibits
The following exhibits are included herein or incorporated herein by reference:

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	10/A	000-55021	3.1	10/17/2013

3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation.	8-K	001-36500	3.1	6/26/2020

3.3	Amended and Restated By-Laws.	10/A	000-55021	3.2	10/17/2013

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2	Description of Common Stock.	10-K	001-36500	4.2	3/25/2021

4.3	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-36500	4.1	11/18/2021

4.4	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-36500	4.1	1/25/2023

4.5	Form of Warrant to Purchase Shares of Common Stock.	8-K	001-36500	4.1	9/12/2023

10.1*	2003 Equity Incentive Plan.	10	000-55021	10.1	8/12/2013

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.2*	Form of 2003 Equity Incentive Plan Stock Option Agreement.	10	000-55021	10.2	8/12/2013

10.3*	Form of 2003 Equity Incentive Plan Early Exercise Stock Option Agreement.	10	000-55021	10.3	8/12/2013

10.4*	2013 Equity Incentive Plan.	8-K	001-36500	10.1	6/7/2018

10.5*	Form of Option Grant Notice and Option Agreement under the 2013 Equity Incentive Plan.	10/A	000-55021	10.26	10/17/2013

1 0. 6*	Form of Incentive Award Grant Notice under the 2013 Equity Incentive Plan.	10-K	000-55021	10.22	3/31/2014

10.7*	2020 New Hire Plan.	10-Q	001-36500	10.4	8/10/2023

10.8*	Form of Stock Option Grant Notice and Option Agreement under the 2020 New Hire Plan.	10-K	001-36500	10.8	3/25/2021

10.9	2023 Equity Incentive Plan.	S-8	333-272895	99.1	6/23/2023

10.10	Forms of Stock Option Grant Notice and Stock Option Agreement under the 2023 Equity Incentive Plan.	S-8	333-272895	99.2	6/23/2023

10.11+	Form of RSU Award Grant Notice and RSU Award Agreement under the 2023 Equity Incentive Plan.

10.12	Form of CymaBay Indemnity Agreement.	10-K	001-36500	10.7	3/15/2018

10.13#	PPAR-d License Agreement, dated June 20, 2006, by and between Metabolex, Inc. and Janssen Pharmaceutical NV.	10-Q	001-36500	10.1	11/14/2022

10.14#	Development Financing Agreement, dated July 30, 2021, by and between CymaBay Therapeutics, Inc. and ABW Cyclops SPV LP.	10-Q	001-36500	10.1	11/10/2021

10.15#+	Collaboration and License Agreement, dated January 6, 2023, between CymaBay Therapeutics, Inc. and Kaken Pharmaceutical Co., Ltd.	10-K	001-36500	10.12	3/23/2023

10.16	Lease, dated November 8, 2013, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, L.P.	10-Q	000-55021	10.27	11/25/2013

10.17	First Amendment to Lease, dated April 16, 2018, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, LP.	10-Q	001-36500	10.1	5/8/2018

10.18+	Second Amendment to Lease, dated February 6, 2024, between CymaBay Therapeutics, Inc. and BMR-Pacific Research Center, LP.

10.19+#	Agreement of Sublease, dated December 1, 2023, between CymaBay Therapeutics, Inc. and Meta Platforms, Inc.

		Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

10.20*	Offer Letter, dated December 6, 2013, between CymaBay Therapeutics, Inc. and Sujal Shah.	10-K	000-55021	10.24	3/31/2014

10.21*	Offer Letter, dated November 21, 2013, between CymaBay Therapeutics, Inc. and Charles A. McWherter.	10-K	000-55021	10.26	3/31/2014

10.22*	Offer Letter, dated August 2, 2017, between CymaBay Therapeutics, Inc. and Daniel Menold.	10-Q	001-36500	10.4	8/10/2017

10.23*	Offer Letter, dated September 4, 2018, between CymaBay Therapeutics, Inc. and Klara Dickinson.	10-K	001-36500	10.16	2/28/2019

10.24*	Offer Letter, dated August 27, 2020, between CymaBay Therapeutics, Inc. and Paul Quinlan.	10-K	001-36500	10.18	3/25/2021

10.25*	Offer Letter, dated March 24, 2021, between CymaBay Therapeutics, Inc. and Lewis Stuart.	10-Q	001-36500	10.1	8/12/2021

10.26*	Offer Letter, dated April 27, 2023, between CymaBay Therapeutics, Inc. and Harish Shantharam.	8-K	001-36500	10.1	5/9/2023

10.27*	Notice of Resignation and Transition, effective February 20, 2023, between CymaBay Therapeutics, Inc. and Dennis Kim.	8-K	001-35600	10.1	2/23/2023

10.28*	Non-Employee Director Compensation Program.	8-K	001-36500	10.1	1/26/2024

10.29	Controlled Equity OfferingSM Sales Agreement, dated July 2, 2020, between CymaBay Therapeutics, Inc. and Cantor Fitzgerald & Co.	S-3	333-239670	1.2	7/2/2020

21.1+	List of subsidiaries of the Registrant.

23.1+	Consent of Independent Registered Public Accounting Firm.

24.1+	Power of Attorney. (Incorporated by reference to the signature page of this Annual Report on Form 10-K.)

31.1+	Certification of President and Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13-a-14(a) or Rule 15(d)-14(a) of the Exchange Act.

31.2+	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1++
Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1+	Incentive Compensation Recoupment Policy

Incorporation By Reference
Exhibit Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in exhibit 101)

+	Filed herewith.
++	Furnished herewith.
*	Indicates management contract or compensatory plan.
#	Certain portions of this exhibit have been omitted because the omitted portions are both not material and is the type of information that CymaBay treats as private or confidential.

CymaBay Therapeutics, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of CymaBay Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CymaBay Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 2
8
, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition - Identification of Distinct Performance Obligations

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company enters into licensing and collaboration arrangements that include multiple performance obligations. Determining the completeness of distinct performance obligations under each arrangement requires significant judgment.

Auditing the Company’s licensing and collaboration arrangement was complex due to the effort involved in assessing the promises in the arrangement and whether such promises were distinct performance obligations.

How We Addressed the Matter in Our Audit	We obtained an understanding of and evaluated the design and operating effectiveness of controls over the terms of the arrangement and the appropriate identification of performance obligations.

Our audit procedures included evaluating management’s revenue recognition policy which involved the application of management’s judgment in the identification of performance obligations. Among other procedures to evaluate management’s identification and determination of distinct performance obligations, we examined the executed agreement and assessed the key terms under the relevant authoritative accounting guidance and evaluated management’s conclusion that the agreement contains three distinct performance obligations. We evaluated the accuracy of the Company’s contract summary documentation, specifically related to the identification and determination of distinct performance obligations, and the related revenue recognition. We confirmed the terms and conditions of the arrangement with the counterparty to ensure all promises were accounted for in the analysis. Finally, we assessed the appropriateness of the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

San Mateo, California
February 2 8 , 2024

CymaBay Therapeutics, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts and par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$206,535	$20,291
Marketable securities	187,720	115,194
Prepaid expenses and other current assets	9,547	2,588

Total current assets	403,802	138,073
Non-current marketable securities	21,932	—
Property and equipment, net	465	701
Right-of-use assets	5,260	169
Other assets	3,227	2,909

Total assets	$434,686	$141,852

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,828	$1,096
Accrued research and development expenses	5,633	6,530
Development financing liability - current portion	10,000	—
Deferred collaboration revenue - current portion	1,689	—
Other accrued liabilities	15,693	7,815

Total current liabilities	36,843	15,441
Development financing liability - non-current portion	99,172	90,227
Deferred collaboration revenue - non-current portion	1,100	—
Lease liabilities - non-current portion	5,315	30

Total liabilities	142,430	105,698
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value: 200,000,000 shares authorized; 113,864,976 and 84,681,063 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	11	8
Additional paid-in capital	1,270,328	909,329
Accumulated other comprehensive income (loss)	144	(326)
Accumulated deficit	(978,227)	(872,857)

Total stockholders’ equity	292,256	36,154

Total liabilities and stockholders’ equity	$434,686	$141,852

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)

	Year Ended
	December 31,
	2023	2022	2021
Collaboration revenue	$31,073	$—	$—
Operating expenses:
Research and development	80,799	67,995	64,542
General and administrative	51,953	25,116	23,040

Total operating expenses	132,752	93,111	87,582

Loss from operations	(101,679)	(93,111)	(87,582)
Other income (expense), net:
Interest income	13,490	2,017	167
Interest expense	(18,945)	(14,907)	(2,583)
Other income	1,764	—	—

Total other income (expense), net	(3,691)	(12,890)	(2,416)

Net loss	$(105,370)	$(106,001)	$(89,998)

Other comprehensive (loss) income:
Unrealized gain (loss) on marketable securities, net of tax	470	(313)	(21)

Total other comprehensive income (loss)	470	(313)	(21)

Comprehensive loss	$(104,900)	$(106,314)	$(90,019)

Basic and diluted net loss per common share	$(0.99)	$(1.21)	$(1.27)
Weighted average common shares outstanding used to calculate basic and diluted net loss per common share	106,204,273	87,804,063	71,055,331
See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share and per share information)

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	68,946,092	$7	$819,549	$8	$(676,858)	$142,706
Issuance of common stock upon exercise of stock options	106,847	—	219	—	—	219
Issuance of common stock and pre-funded warrant, net of $4,965 issuance costs	15,625,000	1	70,034	—	—	70,035
Stock-based compensation expense	—	—	9,996	—	—	9,996
Net loss	—	—	—	—	(89,998)	(89,998)
Net unrealized loss on marketable securities	—	—	—	(21)	—	(21)

Balances as of December 31, 2021	84,677,939	$8	$899,798	$(13)	$(766,856)	$132,937

Issuance of common stock upon exercise of stock options	3,124	—	9	—	—	9
Issuance costs related to issuance of common stock and pre-funded warrants	—	—	5	—	—	5
Stock-based compensation expense	—	—	9,517	—	—	9,517
Net loss	—	—	—	—	(106,001)	(106,001)
Net unrealized loss on marketable securities	—	—	—	(313)	—	(313)

Balances as of December 31, 2022	84,681,063	$8	$909,329	$(326)	$(872,857)	$36,154

Issuance of common stock upon exercise of stock options	2,216,186	—	10,632	—	—	10,632
Issuance of common stock upon exercise of pre-funded warrants	624,992	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net of $21,359 issuance costs	26,342,735	3	335,137	—	—	335,140

	Common Stock		Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Stock-based compensation expense	—	—	15,230	—	—	15,230
Net loss	—	—	—	—	(105,370)	(105,370)
Net unrealized gain on marketable securities	—	—	—	470	—	470

Balances as of December 31, 2023	113,864,976	$11	$1,270,328	$144	$(978,227)	$292,256

See accompanying notes to the consolidated financial statements.

CymaBay Therapeutics, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 31,
	2023	2022	2021
Operating activities

Net loss	$(105,370)	$(106,001)	$(89,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	681	625	669
Non-cash lease expense	215	85	19
Stock-based compensation expense	15,230	9,517	9,996
Accretion of development financing liability	18,945	14,907	2,583
Write-off of deferred financing costs	—	—	312
Net (accretion) amortization of investments in marketable securities	(7,864)	(874)	637
Changes in assets and liabilities:
Prepaid expenses and other current assets	(6,959)	1,976	386
Other assets	110	(1,189)	(1,513)
Accounts payable	2,732	(1,444)	2,309
Deferred collaboration revenue	2,789	—	—
Accrued research and development expenses	(897)	(3,222)	5,054
Other accrued liabilities	7,857	1,540	115

Net cash used in operating activities	(72,531)	(84,080)	(69,431)
Investing activities
Purchases of property and equipment	(445)	(148)	(87)
Purchases of marketable securities	(305,674)	(174,977)	(78,084)
Proceeds from maturities of marketable securities	219,550	129,140	126,760

Net cash (used in) provided by investing activities	(86,569)	(45,985)	48,589
Financing activities
Proceeds from issuance of common stock pursuant to equity award plans	10,632	9	219
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	335,140	(459)	70,499
Proceeds from development financing, net of transaction costs	—	25,000	47,737

Net cash provided by financing activities	345,772	24,550	118,455

Net increase (decrease) in cash, cash equivalents and restricted cash	186,672	(105,515)	97,613
Cash, cash equivalents, and restricted cash at beginning of period	20,291	125,806	28,193

Cash, cash equivalents, and restricted cash at end of period	$206,963	$20,291	$125,806

Supplemental disclosures:
Supplemental operating activities
Cash paid for amounts included in the measurement of lease liabilities	$762	$686	$666
Supplemental non-cash investing and financing activities
Right-of-use assets acquired in exchange for operating lease liabilities	$4,833	$—	$—
Right-of-use assets acquired in exchange for finance lease liabilities	$466	$—	$—
Accrued financing costs	$—	$—	$464
See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
CymaBay Therapeutics, Inc. (the Company or CymaBay) is a clinical-stage biopharmaceutical company focused on developing innovative therapies for patients with liver and other chronic diseases with high unmet medical need. The Company’s lead clinical development candidate is seladelpar. Seladelpar has been primarily under development for the treatment primary biliary cholangitis (PBC), a rare liver disease. The Company was incorporated in Delaware in October 1988 as Transtech Corporation. The Company’s headquarters and operations are located in Fremont, California and it operates in one
segment.
Liquidity
The Company has incurred net operating losses and negative cash flows from operations since its inception. During the year ended December 31, 2023, the Company incurred a net loss of $105.4 million and used $72.5 million of cash in operations. As of December 31, 2023, the Company had an accumulated deficit of
$978.2 million.
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
During the year ended December 31, 2023, the Company completed certain transactions as follows:

•
On January 6, 2023, the Company entered into a Collaboration and License Agreement with Kaken Pharmaceutical Co., Ltd (Kaken). Pursuant to the agreement, the Company granted Kaken an exclusive license to commercialize seladelpar for the treatment of PBC in Japan and received an upfront cash payment of $34.2 million. For further details, refer to
Note 5—Collaboration and License Agreement
.

•
On January 23, 2023, the Company sold 11,821,428 shares of common stock at $7.00 per share and a pre-funded
warrant to purchase 2,142,857 shares of common stock at $6.9999 per share in a public equity offering, for total net proceeds of $92.4 million, after deducting underwriting and other offering expenses. For further details, refer to
Note 10—Stockholders’ Equity
.

•
On September 11, 2023, the Company sold 14,521,307 shares of common stock at $17.13 per share and a pre-funded
warrant to purchase 583,771 shares of common stock at $17.1299 per share in a public equity offering, for total net proceeds of $242.8 million, after deducting underwriting and other offering expenses. For further details, refer to
Note 10—Stockholders’ Equity
.

As of December 31, 2023, the Company had cash, cash equivalents and marketable securities totaling $416.2 million. As the Company continues to advance its clinical studies of seladelpar, the Company believes its existing funds are sufficient to fund the Company’s current operating expenses for at least twelve months from the issuance date of its financial statements.
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

The following tables present the Company’s financial assets that are measured at fair value on a recurring basis using the above input categ
o
ri
es
(in thousands):

	As of December 31, 2023

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$127,231	$—	$—	$127,231
U.S. treasury securities	—	15,181	—	15,181
U.S and foreign commercial paper	—	19,916	—	19,916
U.S. agency securities	—	33,207	—	33,207

Total cash equivalents	127,231	68,304	—	195,535
Marketable securities:
U.S. and foreign commercial paper	—	66,317	—	66,317
U.S. and foreign corporate debt securities	—	5,536	—	5,536
U.S. agency securities	—	40,914	—	40,914
U.S. treasury securities	—	96,885	—	96,885

Total marketable securities	—	209,652	—	209,652

Total assets measured at fair value	$127,231	$277,956	$—	$405,187

	As of December 31, 2022

	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents:
Money market funds	$9,770	$—	$—	$9,770

Total cash equivalents	9,770	—	—	9,770
Marketable securities:
U.S. and foreign commercial paper	—	46,121	—	46,121
U.S. and foreign corporate debt securities	—	24,807	—	24,807
Supranational debt securities	—	12,890	—	12,890
U.S. agency securities	—	7,759	—	7,759
U.S. treasury securities	—	23,617	—	23,617

Total marketable securities	—	115,194	—	115,194

Total assets measured at fair value	$9,770	$115,194	$—	$124,964

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
The fair value of the Company’s development financing liability is $98.9 million. The development financing liability is classified as level 3 under the fair value hierarchy as its valuation is based on a discounted cash flow model that uses unobservable inputs such as the estimated timing of regulatory approval, attainment of certain sales milestones and the discount rate.

Cash, Cash Equivalents, and Marketable Securities
The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits with commercial banks in checking, interest-bearing, money market funds, and marketable debt securities which are subject to minimal credit and market risk.
The Company invests excess cash in marketable securities with high credit ratings. These securities consist primarily of corporate debt, commercial paper, U.S. treasury, U.S. agency securities and supranational debt securities and are classified as
“available-for-sale.”

The Company considers marketable securities as current investments if the maturity date is less than or equal to one year
from the balance sheet date. The Company considers marketable securities as non-current investments if the maturity date is in excess of one year
from the balance sheet date.
Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method. Expected losses judged to be related partially or in whole to declines in credit risk-related factors of the security issuer are included in interest expense in the consolidated statements of operations and comprehensive loss at the time the factors contributing to the expected losses are identified. Unrealized holding gains and losses are reported in accumulated other comprehensive loss in the consolidated balance sheets. To date, the Company has not recorded any expected losses on its marketable securities related to credit risk-related declines in market value. In determining whether a decline in market value is related to expected credit losses, various factors are considered, including the cause, duration of time and severity of the expected loss, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. Accrued interest receivable is included as part of Prepaid expenses and other current assets in the consolidated balance sheets.
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
Property and Equipment, Net
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
Leases
As of December 31, 2023, the Company had two operating leases pertaining to its corporate office space, including the new subleased office space in Fremont, California, and
a
finance lease pertaining to furniture, fixtures and equipment of the new sublease.
The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating and finance leases are included in lease right-of-use
assets, other accrued liabilities, and non-current portion of lease liabilities in the Company’s consolidated balance sheets as of December 31, 2023 and 2022. Lease right-of-use
assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract.
At lease inception, the Company analyzes the terms of the contract to determine whether its leases should be classified as an operating lease or a finance lease. The right-of-use
assets also include any lease payments made plus any initial direct costs and exclude lease incentives. Leases are amortized straight-line as lease expense over the expected lease term (or the end of the asset’s useful life if shorter than the lease term). For finance leases, a portion of expense recognized during the lease term is allocated to interest expense, while the remainder is allocated to the related lease liability using the amortized cost method utilizing the discount rate determined at lease commencement. The Company has elected to not separate lease and non-lease
components for its leased assets and accounts for all lease and non-lease
components of its agreements as a single lease component. The Company does not record leases on its consolidated balance sheets when a lease has a term of one year or less. Lease liabilities and right-of-use
assets are classified as current to the extent minimum lease payments are contractually due one year or less from the balance sheet date.
Refer to
Note 8—Leases
for additional information.
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
non-clinical
studies, including materials; and allocated expenses, such as depreciation of assets, and facilities and information technology that support research and development activities. Research and development costs are expensed as incurred. Payments made prior to the receipt of goods or services to be used in research and development are recorded as prepaid assets until the goods are received or services are rendered. Such payments are evaluated for current or non-current classification based on when they will be realized. Additionally, if expectations change such that the Company does not expect goods to be delivered or services to be rendered, and provided such prepayments are nonrefundable, they are charged to expense.
The Company records expenses related to clinical studies and manufacturing development activities based on its estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In amortizing and accruing service fees, the Company estimates the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company will adjust the accrued or prepaid expense balance accordingly. To date, there have been no material differences from the Company’s estimates to the amounts actually incurred.
Development Financing Agreement
The Company accounts for the Development Financing Agreement (the Financing Agreement) (See
Note 7—Development Financing Agreement
) with Abingworth as a debt instrument. Accordingly, the Company has recorded payments received under the Financing Agreement as part of a development financing liability in the Company’s consolidated balance sheet. The liability is recorded at amortized cost and accreted to the contractual success fee amounts based on the estimated timing of regulatory approval and attainment of certain sales milestones using an imputed interest rate. Certain transaction fees incurred specifically to complete the Financing Agreement were capitalized and recorded as a reduction to the carrying amount of the development financing liability and are being amortized to interest expense using the effective interest rate method.
There are several factors that could affect the estimated timing of regulatory approval and attainment of sales milestones, some of which are not entirely within the Company’s control. Therefore, at each reporting date, the Company reassesses the estimated timing of regulatory approval and attainment of sales milestones, and the expected contractual success fee payments due therefrom. If the timing and/or amount of such expected payments is materially different than original estimates, the Company will prospectively adjust the accretion of the development financing liability and the imputed interest rate.

The Company identified certain contingent repayment features in the Financing Agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the Company determined the fair value of these features, both individually and in the aggregate, was immaterial at inception and as of December 31, 2023. The fair value of these features will be assessed at each reporting date and will be marked to market, if material. To determine the amount to record for the embedded derivative liabilities, the Company must assess the probability of occurrence of various potential future events that could affect the timing and/or amount of future cash flows related to
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
Net Loss Per Common Share
Basic net loss per share of common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted-average common shares outstanding for the years ended December 31, 2023, 2022, and 2021 include pre-funded
warrants to purchase common stock, as discussed in
Note
 10—Stockholders’ Equity
. Diluted net loss per share of common stock is calculated as the weighted average number of shares of common stock outstanding adjusted to include the assumed exercises of stock options, if dilutive. In all periods presented, the Company’s outstanding stock options and incentive awards were
excluded from the calculation of net loss per share because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(105,370)	$(106,001)	$(89,998)
Denominator:
Weighted average number of:
Common stock shares outstanding	101,479,061	84,679,063	70,712,865
Pre-funded warrants outstanding	4,725,212	3,125,000	342,466

Total	106,204,273	87,804,063	71,055,331
Net loss per share	$(0.99)	$(1.21)	$(1.27)
The following table shows the total outstanding securities considered anti-dilutive and therefore excluded from the computation of diluted net loss per share:

	Year Ended December 31,
	2023	2022	2021

Common stock options	16,539,905	13,930,195	10,791,431
Incentive awards	—	101,182	101,182

Total	16,539,905	14,031,377	10,892,613

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
Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842)
, which deferred the adoption deadline for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, and entities are required to use a modified retrospective approach, with certain exceptions. The Company adopted this ASU on January 1, 2023 and it did not have a material impact to its consolidated financial statements and related disclosures.

3. Cash Equivalents and Marketable Securities
Cash equivalents and marketable
available-for-sale
securities consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2023:
Cash equivalents:
Money market funds	$127,231	$—	$—	$127,231
U.S. treasury securities	15,179	2	—	15,181
U.S and foreign commercial paper	19,924	—	(8)	19,916
U.S. agency securities	33,219	—	(12)	33,207

Total cash equivalents	195,553	2	(20)	195,535
Current marketable securities:
U.S. and foreign commercial paper	66,354	3	(40)	66,317
U.S. and foreign corporate debt securities	5,538	—	(2)	5,536
U.S. agency securities	30,595	23	(12)	30,606
U.S. treasury securities	85,210	54	(3)	85,261

Total current marketable securities	187,697	80	(57)	187,720
Non-current marketable securities:
U.S. agency securities	10,241	67	—	10,308
U.S. treasury securities	11,552	72	—	11,624

Total non-current marketable securities	21,793	139	—	21,932

Total marketable securities	$405,043	$221	$(77)	$405,187

As of December 31, 2022:
Cash equivalents:
Money market funds	$9,770	$—	$—	$9,770

Total cash equivalents	9,770	—	—	9,770
Current marketable securities:
U.S. and foreign commercial paper	46,121	—	—	46,121
U.S. and foreign corporate debt securities	24,964	—	(157)	24,807
Supranational debt securities	12,946	—	(56)	12,890
U.S. agency securities	7,782	16	(39)	7,759
U.S. treasury securities	23,707	2	(92)	23,617

Total current marketable securities	115,520	18	(344)	115,194

Total marketable securities	$125,290	$18	$(344)	$124,964

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
There were no realized gains and losses for the years ended December 31, 2023,
2022
, and 2021. None of our investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2023 and 2022. The Company may sell some
of its marketable securities prior to their stated maturities for reasons including, but not limited to, managing liquidity, credit risk, duration and asset allocation.

The following table shows the fair value of the Company’s marketable securities, by contractual maturity, as of December 31, 2023 (in thousands):

Due less than 1 year	$187,720
Due between 1 and 2 years	21,932

Total fair value	$209,652

As of December 31, 2023, we had $0.4
million of restricted cash to collateralize letters of credit related to certain lease commitments. This balance is included in Other assets and was classified as non-current
on the consolidated balance sheet as of December 31, 2023.
A reconciliation of cash, cash equivalents and restricted cash reported in the accompanying consolidated balance sheets to the amount reported within the accompanying consolidated statements of cash flows is as follows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$206,535	$20,291
Restricted cash (included in Other assets)	428	—

Total cash, cash equivalents, and restricted cash	$206,963	$20,291

4. Certain Balance Sheet Items
Property and equipment, net are recorded at cost and consist of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$2,429	$2,429
Office and computer equipment	958	290
Purchased software	44	44
Furniture and fixtures	464	687

Total	3,895	3,450
Less: Accumulated depreciation and amortization	(3,430)	(2,749)

Property and equipment, net	$465	$701

Depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was approximately $0.7 million, $0.6 million and $0.7 million, respectively, and was recorded straight-line in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss. All of the Company’s property and equipment is located in the U.S.
Other accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation	$8,980	$5,779
Accrued professional fees and other	6,706	1,372
Current portion of operating lease liabilities	7	664

Total other accrued liabilities	$15,693	$7,815

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
The Company agreed to supply to Kaken its requirements of Licensed Product for clinical and commercial use, which may be terminated upon specified circumstances, and with appropriate technology transfer. The supply of the Licensed Products to Kaken for clinical use will be provided based on the Clinical Manufacturing and Supply Agreement (the Clinical Supply Agreement) which was entered into in October 2023. Per the Clinical Supply Agreement, the Company will supply clinical materials to Kaken as specified in separate written purchase orders, to be used for Kaken’s development of the Licensed Product in accordance with the License Agreement. The Company concluded that the Clinical Supply Agreement combined with each purchase order represents a contract with a customer under the scope of ASC 606. The Company identified key performance obligations that primarily include the supply of clinical materials and CMC activities and other assistance. The Company will recognize the amounts allocated to the supply of clinical materials upon delivery of the materials and will recognize any CMC activities and other assistance as revenue over time as these activities are conducted.
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
The Company recognized $
31.1
 million of collaboration revenue for the year ended December 31, 2023 related to the $
33.7
 million upfront fee. $
31.0
 million of the collaboration revenue recognized during the year ended December 31, 2023 relates to the completion of the initial technology transfer associated with the license to develop and commercialize seladelpar in Japan. The remaining $
2.7
 million portion of the upfront fee is deferred and will be recognized on completion of the Company’s ongoing clinical data delivery and CMC development performance obligations. This deferred collaboration revenue is expected to be recognized as the remaining performance obligations are satisfied at different points in time in the future. Of the $
2.7
 million balance of deferred collaboration revenue, $
1.1
 million is classified as
non-current
on the Company’s consolidated balance sheet, as this portion of the deferred collaboration revenue balance is expected to be recognized beyond twelve months from the balance sheet date. All future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained as they are contingent on the achievement of development activities, regulatory approvals and sales-based milestones as defined in the License Agreement. Additionally, the
Company expects that any consideration related to sales-based milestones will be recognized if/when the subsequent sales occur.
6.
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
d
Products. No amounts were incurred or accrued for this agreement as of and for the years ended December 31, 2023, 2022, and 2021.
7. Development Financing Agreement
On July 30, 2021 (the Effective Date), the Company entered into a Development Financing Agreement (the Financing Agreement) with Abingworth to provide funding to the Company to support its development of seladelpar for the treatment of primary biliary cholangitis (PBC). The Financing Agreement provided the Company up to $75.0 million in base funding, of which $25.0 million was provided in August 2021, $25.0 million was provided in November 2021, and $25.0 million was provided in January 2022.
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
Pursuant to the Financing Agreement, the Company granted Abingworth a security interest in all its assets (other than intellectual property not related to seladelpar), provided that the Company is permitted to incur certain indebtedness. The security interest will terminate when the Company has paid Abingworth
2.0
x of the funding provided or upon termination of the Financing Agreement.
The Financing Agreement provides for negative, affirmative and additional covenants, which the Company must comply with for the duration of the Financing Agreement term. As of December 31, 2023, the Company was in compliance with all covenants stipulated in the Financing Agreement.
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
The Company identified certain contingent repayment features in the agreement that are required to be bifurcated from the debt host instrument as embedded derivative liabilities; however, the fair value of these features was immaterial at the Effective Date and as of December 31, 2023, 2022, and 2021. The fair value of the embedded derivative liabilities will be assessed at subsequent reporting dates if material.
The following table sets forth a summary of the changes in the carrying value of the Company’s development financing liability (in thousands):

Balance at December 31, 2020	$—
Cash received	50,000
Debt discount	(2,263)
Accretion of development financing liability	2,583

Balance at December 31, 2021	$50,320
Cash received	25,000
Accretion of development financing liability	14,907

Balance at December 31, 2022	$90,227
Accretion of development financing liability	18,945

Balance at December 31, 2023	$109,172

As of December 31, 2023, $10.0 million of the development financing liability was classified as a current liability based on the Company’s expectation of achieving the regulatory approval milestone within twelve months. The remaining balance of $99.2 million is classified as a non-current
liability as the Company expects the related repayments to take place between 2025 and 2030 for purposes of the model used to calculate its carrying value. The imputed interest rate on the unamortized portion of the development financing liability was approximately 19.2% as of December 31, 2023.
8. Leases
The Company had one
non-cancelable operating lease agreement for its corporate office in Newark, California, pertaining to
17,698
square feet of corporate office space, that commenced
January 16, 2014,
was amended on April 16, 2018, and was extended to March 15, 2024 in February 2024. The Company also signed a non-cancellable sublease agreement with a new lessor on December 1, 2023 for its new corporate office, which is located in Fremont, California. This sublease encompasses a total of
52,416
square feet of building space. The sublease has a rent abatement period for the first 13 full months from the date the premises were made available to the Company, which began in December 2023. In addition to fixed monthly rent payments, the Company must also pay variable operating expenses, which consist of (i) Parcel Operating Expenses, (ii) Parking Operating Expenses and (iii) Campus Operating Expenses (all as defined in the Sublease). The sublease also includes furniture, fixtures, and equipment (“FF&E”) transferred to the Company in December 2023. In assessing the lease classification of the Fremont sublease, the office component (building and land) met the criteria for classification as an operating lease and the FF&E component of the sublease met the criteria for classification as a finance lease. As of December 31, 2023, the Company’s operating and finance lease portfolio each had a weighted average remaining term of
8.4
years. As of December 31, 2022, the Company’s operating lease portfolio had a weighted average remaining term of
1.1
 years.
The Company cannot determine the implicit rate in its
leases
, and therefore the Company uses its incremental borrowing rate of 12.6%
for the Newark, California lease and 10.7% for the new sublease in Fremont, California as the discount
rate
when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment. The Company used an incremental borrowing rate as of the lease commencement date.
For the years ended December 31, 2023, 2022, and 2021, the Company incurred $0.7 million, $0.7 million and $0.6 million, respectively, of lease costs included in operating expenses in the consolidated statements of operations and comprehensive loss in relation to its operating lease, a portion of which was variable rent expense and not included within the measurement of the Company’s operating ROU assets and lease liabilities. The variable rent expense consists primarily of the Company’s proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company’s election to not separate lease and non-lease
components. Short-term lease costs were not material.
The balance sheet classification of our operating lease assets and liabilities were as follows (in thousands):

	Operating leases	Finance lease	Total leases
Assets:
Right-of-use assets	$4,802	$458	$5,260

Liabilities:
Current portion included in other accrued liabilities	7	—	7
Non-current portion of lease liabilities	4,848	467	5,315

Total lease liabilities	$4,855	$467	$5,322

As of December 31, 2023, the maturities of the Company’s operating and finance lease liabilities were as follows (in thousands):

	Operating leases	Finance lease	Total leases
Lease commitments:
Year ending December 31,
2024	$30	$—	$30
2025	527	51	578
2026	867	84	951
2027	894	86	980
2028	961	93	1,054
Thereafter	5,085	491	5,576

Total undiscounted future minimum lease payments	8,364	805	9,169
Less imputed interest	(3,509)	(338)	(3,847)

Total lease liabilities	4,855	467	5,322
Less: current portion of lease liabilities	(7)	—	(7)

Non-current portion of lease liabilities	$4,848	$467	$5,315

9. Commitments and Contingencies
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
The Company has agreed to indemnify

its officers and directors for losses and costs incurred in connection with certain events or occurrences, including advancing money to cover certain costs, subject to certain limitations. The maximum potential amount of future payments the Company could be required to make under this indemnification is unlimited; however, the Company maintains insurance policies that may limit its exposure and may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage, the willingness of the insurer to assume coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes the fair value of these indemnification obligations is not material. Accordingly, the Company has no
t recognized any liabilities relating to these obligations as of December 31, 2023 and 2022. No assurances can be given that the covering insurers will not attempt to dispute the validity, applicability, or amount of coverage without
expensive litigation against these insurers, in which case the Company may incur substantial liabilities as a result of these indemnification obligations.
Legal Proceedings
From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could reasonably be expected to have a material adverse effect on our results of operations, financial condition or cash flows. Apart from such incidental matters, the following demand letters and draft complaints relating to the Transactions have been submitted to the Company.

Between February 26 and 27, 2024, the Company received three demand letters from purported holders of Shares, one of which enclosed a draft complaint. The Company also separately received a draft complaint from a purported holder of Shares that was unaccompanied by a demand letter. Each demand letter alleges disclosure deficiencies in the Schedule 14D-9 and demands an issuance of corrective disclosures. Both of the draft complaints identify as prospective defendants the Company and members of the Company Board. The draft complaints allege that the defendants caused to be filed with the SEC a materially incomplete and misleading Schedule 14D-9 in violation of Sections 14(d)(4), 14(e) and 20(a) of the Exchange Act and Rule 14D 9 promulgated thereunder. Among other remedies, the draft complaints threaten to seek an order enjoining the defendants from proceeding with or consummating the Offer, unless and until the defendants disclose certain allegedly material information that was allegedly omitted from the Schedule 14D-9; granting rescissory damages; awarding the plaintiff costs and disbursements of its action, including reasonable attorneys’ and expert fees and expenses; and granting such other and further relief as the court may deem just and proper. The Company believes that the allegations contained in the demand letters and draft complaints are without merit.
On February 26, 2024, the Company received a demand letter from a purported holder of Shares that requests access to certain books and records of the Company to investigate purported breaches of fiduciary duty, director independence and disinterestedness, corporate wrongdoing and/or inadequate disclosures in connection with the Transactions and related to the transaction documents. The Company is preparing a response.
10. Stockholders’ Equity
Preferred and Common Stock Authorized
The Company is authorized to issue 10,000,000 shares of preferred stock as of December 31, 2023 and 2022, and 200,000,000 shares of common stock as of December 31, 2023 and 2022.

Common Stock Reserved for Future Issuance
As of December 31, 2023 and 2022, the Company had reserved shares of common stock for future issuances as follows:

	December 31,
	2023	2022
Pre-funded warrants to purchase common stock	5,226,628	3,125,000
Equity award plans:
Options and incentive awards outstanding, all equity plans	16,539,905	14,031,377
Equity awards available for future grant - 2023 Plan	8,637,460	—
Equity awards available for future grant - 2013 Plan	—	2,680,621
Equity awards available for future grant - 2020 Plan	552,500	—

Total shares of common stock reserved for future issuance	30,956,493	19,836,998

Sale of Common Stock and
Pre-funded
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
The
pre-funded
warrant was determined to be equity-classified; accordingly, proceeds received from its issuance were recorded as a component of stockholders’ equity within additional paid-in
capital. The Company determined that the
pre-funded
warrant should be equity classified because it is a freestanding financial instrument, is immediately exercisable, does not embody an obligation for the Company to repurchase its shares, permits the holders to receive a fixed number of shares of common stock upon exercise, is indexed to the Company’s common stock and meets the equity classification criteria. The September 2023 pre-funded
warrant was not exercised and therefore remains outstanding as of December 31, 2023.
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
The
pre-funded
warrant was determined to be equity classified; accordingly, proceeds received from its issuance were recorded as a component of stockholders’ equity within additional paid-in
capital. The January 2023
pre-funded
warrant was not exercised and therefore remains outstanding as of December 31, 2023.
Pursuant to the Company’s public equity offering completed in November 2021, the Company issued pre-funded
warrants to purchase 3,125,000 shares of common stock at a price of $3.9999 per share (November

2021 public offering). These
pre-funded
warrants have an exercise price of $0.0001 per share, were fully exercisable upon issuance, and have no expiration date. The pre-funded
warrants were determined to be equity classified; accordingly, proceeds received from their issuance were recorded as a component of stockholders’ equity within additional paid-in
capital. In February 2023,
pre-funded
warrants to purchase 625,000 shares of common stock from the November 2021 equity financing were net exercised, resulting in 624,992 shares of common stock being issued to the holders of the pre-funded
warrants.
In total,
pre-funded
warrants from the above November 2021, January 2023, and September 2023 public offerings to purchase up to an aggregate of
5,226,628
shares of common stock remain outstanding as of December 31, 2023.
At-the-Market (ATM) Facility
In March 2023, we filed a registration statement on Form S-3 with the SEC and entered into an at-the-market facility (ATM) to sell up to $100.0 million of common stock under the registration statement pursuant to the Controlled Equity Offering
SM
Sales Agreement with Cantor Fitzgerald & Co., dated July 2, 2020. To date, we have not sold any shares of common stock under the ATM.
11. Stock Plans and Stock-Based Compensation
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
Stock Plan Summary
As of December 31, 2023, there were
8,637,460
and
552,500
common stock shares available for future grants under the 2023 Plan and the 2020 New Hire Plan, respectively. During the years
ended December 31, 2023 and 2022, the Company granted to its employees and directors stock options to purchase 5,685,135 and 3,692,868 shares of common stock, respectively from all plans.

In September 2013, the Company’s stockholders approved the 2013 Equity Incentive Plan (the 2013 Plan), under which shares of common stock are reserved for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance stock awards, performance cash awards and other stock awards by the Company. These awards may be granted to employees, members of the Board of Directors, and consultants. The 2013 Plan has a term of ten years and replaced the 2003 Equity Incentive Plan, which had similar terms. The 2013 Plan permits the Company to (i) grant incentive stock options to directors and employees at not less than
100
% of the fair value of common

stock on the date of grant; (ii) grant nonqualified options to employees, directors, and consultants at not less than

85
% of fair value; (iii) award stock bonuses; and (iv) grant rights to acquire restricted stock at not less than
85
% of fair value. Options generally vest over a
four-year

period and have a term of ten years. Options granted to 10% stockholders have a maximum term of five years and require an exercise price equal to at least 110% of the fair value on the date of grant. The exercise price of all options granted to date has been at least equal to the fair value of common stock on the date of grant. Stock option exercises are settled with shares reserved under the 2013 Plan. The share reserve under the 2013 Plan will automatically increase on January 1 st
of each year, for a period of not more than ten years, in an amount equal to 5% of the total number of shares of capital stock outstanding on December 31 st
of the preceding calendar year, unless the Board determines otherwise prior to December 31 st
of such calendar year.
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
Stock Plan Activity
As of December 31, 2023, there were 8,637,460, 552,500, and no shares available for grant under the 2023, 2020, and 2013 Plans, respectively.
The following table summarizes activity in the Company’s stock option grants:

	Shares Subject to Outstanding Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding as of December 31, 2022	13,930,195	$5.26
Options granted	5,685,135	9.46
Options exercised	(2,115,004)	4.79
Options forfeited	(930,421)	5.91
Options expired	(30,000)	12.72

Outstanding as of December 31, 2023	16,539,905	$6.71	6.87	$279,610

Vested and expected to vest as of December 31, 2023	16,539,905	$6.71	6.87	$279,610

Exercisable as of December 31, 2023	10,096,612	$5.97	5.64	$178,177

The total intrinsic value of options exercised was $19.7 million, immaterial and $0.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The total fair value of options vested was $
3.1
 million, $
0.6
 million and $
0.7
 million for the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, unamortized stock-based compensation expense of $37.8 million is expected to be recognized over a weighted average period of 2.7 years.

Incentive Awards
In December 2013, January 2014, and April 2014, as permitted by the 2013 Plan, the Company issued certain incentive awards to directors, employees and a consultant which are subject to 252,752 shares of the Company’s common stock and are exercisable at a weighted average price of $5.21 per share when vested. The Company may determine at its option whether to settle exercised awards in shares of common stock or in cash. The incentive awards were fully vested as of December 31, 2023 and 2022 and have a term of 10 years.
Incentive awards outstanding totaled 0 and 101,182 as of December 31, 2023 and 2022, respectively.
Stock-Based Compensation Expense
Stock-based compensation expense is included in the consolidated statements of operations and comprehensive loss and is as follows (in thousands):

	Year Ended
	December 31,
	2023	2022	2021

Research and development	$5,758	$4,274	$4,470
General and administrative	9,472	5,243	5,526

Total stock-based compensation expense	$15,230	$9,517	$9,996

Valuation Assumptions
The following table presents the weighted-average assumptions the Company used in the Black-Scholes option-pricing model to derive the grant date fair values of stock options granted in each of the years presented along with the resulting estimated weighted-average grant date fair values per share:

	Year Ended
	December 31,
	2023	2022	2021
Expected term (years)	6.1	6.0	6.1
Expected volatility	96%	101%	104%
Risk-free interest rate	3.8%	1.8%	0.9%
Expected dividend yield	—	—	—
Weighted-average grant date fair value per share	$7.50	$2.33	$3.91
Expected Term
The Company does not believe it can currently place reliance on its historical exercise and post-vesting termination activity to provide accurate data for estimating the expected term due to the lack of sufficient prior exercise data available. Therefore, for stock option grants made during the years ended December 31, 2023, 2022, and 2021, the Company has elected to use the simplified method for estimating the expected term, which is an average of the contractual term of the options and its ordinary vesting period. The Company will reevaluate this methodology at a point in time when sufficient exercise data becomes available. The expected term represents the period of time that options are expected to be outstanding.
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
12. 401(k) Plan
The Company provides a qualified 401(k) savings plan for its employees. All employees are eligible to participate, provided they meet the requirements of the plan. As is permitted under the plan, the Company has elected to match employee contributions up to $2,500, $750 and $750, for the years ended December 31, 2023, 2022, and 2021, and accordingly matching contributions totaling an insignificant amount were made in the years ended December 31, 2023, 2022, and
2021.

13. Income Taxes
No provision for U.S. income taxes exists due to tax losses incurred in all periods presented. All losses incurred were U.S. based. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforwards	$91,783	$87,681
Federal and state research and development tax credit carryforwards	41,714	32,016
Intangibles	4,365	5,040
Capitalized research and development	26,101	11,872
Stock-based compensation	3,358	6,624
Other	3,329	1,574

Total deferred tax assets	170,650	144,807
Deferred tax liabilities:
Depreciation and amortization	—	(79)
Other	(1,135)	(36)

Total deferred tax liabilities	(1,135)	(115)

Valuation allowance	$(169,515)	$(144,692)

Net deferred tax assets	$—	$—

Realization of the net deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which is uncertain. Based on the weight of available positive and negative objective evidence,
management
believes it more likely than not that the Company’s deferred tax assets are not realizable. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by

$24.8
million primarily due primarily to the Company’s capitalized research and development expenditures, federal and state tax credit carryforwards, and the taxable loss incurred during the year ended December 31, 2023. These valuation allowance increases were offset by the reduction of stock-based compensation deferred tax assets as of December 31, 2023. For the year ended December 31, 2022, the valuation allowance decreased by $
29.2 million due primarily to a $38.4 million
write-off
of tax attributes pursuant to certain Section 382 limitations and to a lesser extent the utilization of net operating losses during the year. These valuation allowance reductions were offset by the increases to the Company’s capitalized research and development expenses and other deferred tax assets during the year ended December 31, 2022.
The following is a reconciliation of the expected statutory federal income tax provision to the actual income tax provision (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax benefit at federal statutory tax rate	$(22,128)	$(22,260)	$(18,900)
Change in valuation allowance	24,852	(29,165)	14,739
Impairment of tax attributes	4,905	38,398	—
Research credits	(8,622)	(2,640)	(2,802)
Development financing liability	3,978	12,301	6,654
Permanent differences	(2,230)	511	429
State income taxes, net of federal benefit	(1,132)	2,806	(267)
Other, net	377	49	147

Income tax (benefit) expense	$—	$—	$—

Pursuant
to Internal Revenue Code (IRC) Sections 382 and 383 and similar state laws, use of the Company’s U.S. federal and state net operating loss and research and credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. In 2022, the Company completed an ownership change analysis and determined that its net operating losses and research and development credits were subject to limitations due to historical changes in ownership that occurred through December 31, 2022. Accordingly, the net operating loss carryforwards reflected in the deferred tax assets as of December 31, 2022 have been reduced to reflect Section 382 limitations resulting from these changes. The Section 382 analysis was updated through December 31, 2023 with no further restrictions on use of net operating loss or credit carryforwards. As the Company is expected to incur additional losses in the future, any future ownership changes that might occur could further restrict the Company’s ability to utilize its net operating loss and research and development carryforwards.

As of December 31, 2023, the Company had federal net operating loss carryforwards of $
365.6
 million and state net operating loss carryforwards of $
214.9
 million to offset future taxable income, if any. In addition, the Company had federal research and development tax credit carryforwards of $
4.5
 million, federal orphan drug tax credit carryforwards of $
38.4
 million, and state research and development tax credit carryforwards of $
11.0
 million. If not utilized, the federal net operating losses for the years beginning before January 1, 2018 of $
78.4
 million will expire beginning in
2034
through
2037
, and the federal net operating losses for the tax years beginning after January 1, 2018 of $
287.2
 million will be carried forward indefinitely (subject to certain utilization limitations).
The state net operating loss carryforwards will expire beginning in 2028 through 2043. The federal research and development and federal orphan drug tax credit carryforwards expire 2033 through 2043, and the state tax credit will carry forward indefinitely.
The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Balances as of December 31, 2020	$7,205
Increases related to prior year tax positions	9
Increases related to 2021 tax positions	783

Balances as of December 31, 2021	7,997
Decreases related to prior year tax positions	(1,223)
Increases related to 2022 tax positions	730

Balances as of December 31, 2022	7,504
Decreases related to prior year tax positions	(14)
Increases related to 2023 tax positions	2,514

Balances as of December 31, 2023	$10,004

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

The
Company’s major income tax filing jurisdictions are the U.S. federal and California state and is not currently under examination by federal, state, or local taxing authorities for any open tax years. Due to net operating loss carryforwards, the tax years 2004 to 2022 remain open for income tax examination by tax authorities in the U.S. and states in which the Company files tax returns. Interest and penalties for the years ended December 31, 2023 and 202
2
 were not material.
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
14. Subsequent Event
Pending Acquisition by Gilead
On February 11, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Gilead Sciences, Inc. (“Gilead”) and Pacific Merger Sub, Inc., a wholly owned subsidiary of Gilead (“Purchaser”). The Merger Agreement provides for the acquisition of the Company by Gilead in a two-step all cash transaction, consisting of a tender offer (the “Offer”), followed by a subsequent merger of Purchaser with and into the Company (the “Merger” and, together with the Offer and the other transactions contemplated by the Merger Agreement, the “Transactions”), with the Company continuing as the surviving corporation.
On February 23, 2024, Purchaser commenced the Offer for all of the Company’s issued and outstanding shares of common stock, par value $
0.0001
per share (“Shares”), other than any Shares owned by the Company (including those held in the Company’s treasury), Gilead or Purchaser (“Excluded Shares”), at a purchase price of $32.50 per Share (the “Offer Price”), net to the seller in cash, without interest and subject to any required withholding of taxes. The Offer will initially remain open until March 21, 2024 (unless otherwise agreed to in writing by Gilead and us), which period may be extended for additional periods of up to 10 business days per extension (or such other duration as may be agreed to in writing by the Company and Gilead) to permit the conditions to the Offer to be satisfied.
The obligation of Purchaser to accept for payment Shares validly tendered pursuant to the Offer is subject to customary closing conditions, including: (i) Shares having been validly tendered and not validly withdrawn that, considered together with all other Shares (if any) beneficially owned by Gilead and its affiliates, represent one more Share than 50%
of
the total number of Shares outstanding at the time of the expiration of the Offer (including, for the avoidance of doubt, all Shares that become outstanding as a result of the “cashless exercise” of the outstanding pre-funded warrants of the Company, as described below); (ii) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to any applicable Material Adverse Effect (as defined in the Merger Agreement) and materiality qualifiers); (iii) the absence of a willful and material breach by the Company of the “no-shop” restrictions described in the Merger Agreement and the Company’s performance of its other obligations, covenants and agreements under the Merger Agreement in all material respects; (iv) the absence, since the date of the Merger Agreement, of any Material Adverse Effect; (v) the expiration or early termination of the waiting period applicable to the Offer under the Hart-Scott-Rodino
Antitrust Improvements Act of 1976, as amended, and if Gilead and the Company have entered into an agreement with any governmental body regarding the timing of the consummation of the Offer, such consummation being permitted under such agreement and (vi) the absence of any judgment, temporary restraining order, preliminary or permanent injunction or other order, decree or ruling restraining, enjoining or otherwise preventing the acquisition of or payment for Shares pursuant to the Offer or the consummation of the Offer or the Merger or subsequent integration.
As soon as practicable following the acceptance of the Shares validly tendered and not validly withdrawn pursuant to the Offer and the consummation of the Offer, subject to the satisfaction or waiver of certain customary conditions set forth in the Merger Agreement, the Merger will be effected under Section 251(h) of the Delaware General Corporation Law, as amended, without a meeting or vote of the Company’s stockholders.
At the effective time of the Merger (the “Effective Time”), each issued and outstanding Share, other than any Excluded Shares, any Shares irrevocably accepted for purchase pursuant to the Offer (“Tendered Shares”) or any Dissenting Shares (as defined in the Merger Agreement), will be converted into the right to receive the Offer Price (the “Merger Consideration”), in cash, without interest and subject to any required withholding of taxes.
At the Effective Time, each stock option to purchase Shares that is then outstanding and unexercised, whether or not vested and which has a per-share exercise price that is less than the Merger Consideration, will be automatically canceled and converted into the right to receive a lump-sum cash payment equal to (i) the excess of (a) the Merger Consideration over (b) the exercise price payable per Share under such stock option, multiplied by (ii) the total number of Shares subject to such stock option immediately prior to the Effective Time.
At the Effective Time, each restricted stock unit award with respect to Shares that is then outstanding will be automatically canceled and converted into the right to receive a lump-sum cash payment equal to the product, rounded to the nearest cent, of (i) the number of Shares subject to such restricted stock unit award as of the Effective Time and (ii) the Merger Consideration.

At the Offer Acceptance Time, each pre-funded warrant of the Company to purchase Shares that is outstanding immediately prior to the Effective Time will automatically be deemed to be exercised in full in a “cashless exercise” pursuant to the warrant agreement to which such warrant is subject. At the Effective Time, holders of Shares issued pursuant to such “cashless exercise” of the pre-funded warrants of the Company in accordance with the applicable warrant agreements and the Merger Agreement shall become entitled to the Merger Consideration as described above in respect of Shares other than the Excluded Shares, the Tendered Shares and any Dissenting Shares.
The Merger Agreement contains certain termination rights for the Company and Gilead. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Gilead a termination fee in the amount of $151.6 million.
Item 16. Form
10-K
Summary
None.

1
20

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CymaBay Therapeutics, Inc.
Registrant

February 2 8 , 2024	/s/ Sujal Shah
Date	Sujal Shah President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sujal Shah and Harish Shantharam, as his or her true and lawful attorney-in-fact
and agent, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K,
and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact
and agent, full power and authority to do a
nd
perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact
and agent, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Sujal Shah Sujal Shah	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024

/s/ Harish Shantharam Harish Shantharam	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2024

/s/ Robert J. Wills Robert J. Wills	Director	February 28, 2024

/s/ Kurt von Emster Kurt von Emster	Director	February 28, 2024

/s/ Caroline Loewy Caroline Loewy	Director	February 28, 2024

/s/ Thomas G. Wiggans Thomas G. Wiggans	Director	February 28, 2024

/s/ Janet Dorling Janet Dorling	Director	February 28, 2024

/s/ Éric Lefebvre Éric Lefebvre	Director	February 28, 2024

12
1